Form 10-Q
period 2000-03-31
ORCHID BIOSCIENCES INC
filed 2000-06-19
CIK 1107216

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                       Commission file number:  000-30267

                            ORCHID BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        22-3392819
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

  303 COLLEGE ROAD EAST, PRINCETON, NJ                     08540
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (609) 750-2200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [   ]   No [X]

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of May 31, 2000, was 32,889,381.

                            ORCHID BIOSCIENCES, INC.
                               INDEX TO FORM 10-Q



PART I FINANCIAL INFORMATION ...........................................  1

 Item 1. Financial Statements ..........................................  1

    Condensed Consolidated Balance Sheets as of March 31, 2000
    (unaudited) and December 31, 1999 ..................................  1
    Condensed Consolidated Statements Of Operations for the three months ended March 31, 2000 and 1999 (unaudited) ...................  4
    Consolidated Statements Of Cash Flows for the three months ended
    March 31, 2000 and 1999 (unaudited) ................................  5
    Notes To Condensed Consolidated Financial Statements (unaudited) ...  6

 Item 2. Management's Discussion And Analysis Of Financial Condition
         And Results Of Operations ..................................... 10

 Item 3. Quantitative And Qualitative Disclosures About Market Risk .... 13

PART II  OTHER INFORMATION ............................................. 15

 Item 1. Legal Proceedings ............................................. 15

 Item 2. Changes In Securities And Use Of Proceeds ..................... 15

 Item 3. Defaults Upon Senior Securities ............................... 15

 Item 4. Submission Of Matters To A Vote Of Security Holders ........... 15

 Item 5. Other Information ............................................. 16

 Item 6. Exhibits And Reports On Form 8-K .............................. 17

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                                                              Pro Forma
                                                                                                              DECEMBER 31,
                                                                                 MARCH 31,   DECEMBER 31,          1999
                                                                                   2000         1999          (SEE NOTE 3)
                                                                                 ---------   ------------     -----------
                                                                                (UNAUDITED)                    (UNAUDITED)
                                    ASSETS
Current assets:
Cash and cash equivalents.......................................................  $ 50,880        $33,804       $33,804
Restricted cash.................................................................        --            400           400
Short-term investments..........................................................     2,800             --            --
Accounts receivable, net........................................................     2,791          2,102         2,102
Laboratory materials and supplies...............................................       212            182           182
Other current assets............................................................       957            859           859
                                                                                  --------        -------       -------
Total current assets............................................................    57,640         37,347        37,347
Deferred offering costs.........................................................     1,081             --            --
Equipment and leasehold improvements, net.......................................     9,803          9,474         9,474
Goodwill, net...................................................................    30,532         31,051        31,051
Other intangibles, net..........................................................    16,126         16,519        16,519
Other assets....................................................................     1,978            465           465
                                                                                  --------        -------       -------
Total assets....................................................................  $117,160        $94,856       $94,856
                                                                                  ========        =======       =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
Note payable--bank..............................................................  $     --        $ 1,000       $ 1,000
Current portion of long-term debt...............................................     1,071          1,141         1,141
Accounts payable................................................................     2,566          2,302         2,302
Accrued expenses................................................................     2,826          4,777         4,777
Due to related party............................................................        64             64            64
Deferred revenue................................................................       571            789           789
                                                                                  --------        -------       -------
Total current liabilities.......................................................     7,098         10,073        10,073
Long-term debt, less current portion............................................     3,851          4,122         4,122

Commitments and contingencies



Manditorily redeemable convertible preferred stock, $.001 par value (converts into 17,734,919 shares of common stock on an unaudited pro forma basis at December 31, 1999 upon
 consummation of the offering -- See note 11):
Series C, at redemption value, designated 2,493,692 shares; issued and outstanding 2,480,176 shares at March 31, 2000 and December 31,
 1999 (Aggregate liquidation value of $27,530 at March 31, 2000 and
 December 31, 1999).............................................................    27,530         27,530            --
Series E, designated 19,000,000 shares; issued and outstanding
 18,881,563 and 7,934,966 shares at March 31, 2000 and December 31, 1999,
  respectively (Aggregate liquidation value of $84,967 and $35,707 at                                                --
 March 31, 2000 and December 31, 1999, respectively)............................    90,990         39,035

Series E to be issued, at redemption value, (4,974,694 shares, including 518,534 shares subject to repurchase rights at
 December 31, 1999) (Aggregate liquidation value of
 $22,282 at December 31, 1999)..................................................        --         22,381            --
                                                                                  --------        -------       -------
                                                                                   118,520         88,946            --
                                                                                  --------        -------       -------

     See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                PRO FORMA
                                                                                                              DECEMBER 31,
                                                                              MARCH 31,    DECEMBER 31,           1999
                                                                                2000            1999          (SEE NOTE 3)
                                                                              --------     ------------       ------------
                                                                             (UNAUDITED)                       (UNAUDITED)
Stockholders' equity (deficit):
 Preferred stock, $.001 par value. Authorized 23,400,000 shares;
  38,961 shares with no designation; no shares issued or
  outstanding ..........................................................       $    --          $    --           $    --
 Convertible preferred stock, $.001 par value (converts into
  1,074,740 shares of common stock on an unaudited pro forma basis at December 31, 1999 upon consummation of the
  offering -  See note 11):
  Series A, designated 1,200,000 shares; issued and outstanding
    970,900 shares at March 31, 2000
    and December 31, 1999 ..............................................               1                1              --
  Series B, designated 300,000 shares; issued and outstanding
    103,840 shares at March 31, 2000 and
    December 31, 1999 ..................................................            --               --                --
  Series D, designated 367,347 shares; no shares issued or
    outstanding ........................................................            --               --                --
 Common stock, $.001 par value. Authorized 30,000,000 shares;
  Issued and outstanding 1,196,450 and 845,450 shares at March 31,
   2000 and December 31, 1999, respectively (19,655,109 shares on an unaudited pro forma basis at December 31, 1999 upon
  conversion of the manditorily redeemable convertible
  preferred stock and the convertible preferred stock) .................               1                1                20

 Common stock to be issued (10,000 shares at
  December 31, 1999) ...................................................            --                 76                76
 Additional paid-in capital ............................................          58,408           50,325           139,253
 Deferred compensation .................................................         (12,405)          (7,930)           (7,930)
 Accumulated deficit ...................................................         (58,314)         (50,758)          (50,758)
                                                                               ---------        ---------         ---------
     Total stockholders' equity (deficit) ..............................         (12,309)          (8,285)           80,661
                                                                               ---------        ---------         ---------
     Total liabilities and stockholders' equity (deficit) ..............       $ 117,160        $  94,856         $  94,856
                                                                               =========        =========         =========



     See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                           Three months ended March 31,
                                                                          -----------------------------
                                                                             2000            1999
                                                                           --------        --------
Revenues:
  Product revenue ...................................................      $     545       $    --
  Laboratory testing ................................................          2,881            --
  Grant revenue .....................................................            292            --
  Contract revenue ..................................................           --               250
  License and other revenue .........................................            186            --
                                                                           ---------       ---------
     Total revenues .................................................          3,904             250
                                                                           ---------       ---------
Operating expenses:
  Cost of product revenue ...........................................            446            --
  Cost of laboratory testing ........................................          2,240            --
  Selling, general and administrative ...............................          4,943           1,635
  Research and development ..........................................          4,434           2,776
                                                                           ---------       ---------
     Total operating expenses .......................................         12,063           4,411
                                                                           ---------       ---------
Other income (expense):
  Interest income ...................................................            790              78
  Interest expense ..................................................           (111)             (5)
  Other expense .....................................................            (76)           --
                                                                           ---------       ---------
                                                                                 603              73
                                                                           ---------       ---------
     Net loss .......................................................         (7,556)         (4,088)
Beneficial conversion feature of preferred stock ....................         29,574            --
                                                                           ---------       ---------
     Net loss allocable to common stockholders ......................      $ (37,130)      $  (4,088)
                                                                           =========       =========
Basic and diluted net loss per share allocable to common
 Stockholders (note 1) ..............................................      $  (40.27)      $   (5.62)
                                                                           =========       =========
Shares used in computing basic and diluted net loss per share
 allocable to common stockholders (note 1) ..........................        921,920         726,978
                                                                           =========       =========



     See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 Three months ended March 31,
                                                                                 ----------------------------
                                                                                      2000            1999
                                                                                    -------         -------
Cash flows from operating activities:
 Net loss ....................................................................      $ (7,556)      $ (4,088)
 Adjustments to reconcile net loss to
    net cash used in operating activities:
  Noncash research and development expense ...................................         1,200           --
  Noncash compensation expense ...............................................           767             10
  Depreciation and amortization ..............................................         1,261            228
  Changes in assets and liabilities:
   Accounts receivable .......................................................          (688)           (20)
   Laboratory materials and supplies .........................................           (29)          --
   Deferred offering costs ...................................................        (1,081)          --
   Other current assets ......................................................           (98)          (710)
   Other assets ..............................................................           (14)          (140)
   Accounts payable ..........................................................           264          1,682
   Accrued expenses ..........................................................        (1,951)           165
   Due to related party ......................................................          --             (381)
   Deferred revenue ..........................................................          (218)          --
                                                                                    --------       --------
    Net cash used in operating activities ....................................        (8,143)        (3,254)
                                                                                    --------       --------
Cash flows from investing activities: ........................................          --
 Capital expenditures ........................................................          (679)        (3,649)
 Decrease in restricted cash .................................................           400           --
 Maturities of short-term investments ........................................          --            6,390
 Purchase of short term investments ..........................................        (2,800)          --
                                                                                    --------       --------
    Net cash used in (provided by) investing activities ......................        (3,079)         2,741
                                                                                    --------       --------
Cash flows from financing activities:
 Net proceeds from issuance of Series E manditorily
     redeemable convertible preferred stock ..................................        29,574           --
 Proceeds from issuance of debt from line of credit .........................           --              942
 Repayment of debt on lines of credit ........................................        (1,342)           (22)
 Proceeds from exercise of common stock options ..............................            66           --
                                                                                    --------       --------
    Net cash provided by financing activities ................................        28,298            920
                                                                                    --------       --------
Net increase in cash and cash equivalents ....................................        17,076            407
Cash and cash equivalents at beginning of period .............................        33,804            473
                                                                                    --------       --------
Cash and cash equivalents at end of period ...................................      $ 50,880       $    880
                                                                                    ========       ========
Supplemental disclosure of noncash financing and investing activities:
 Deferred compensation from issuance of restricted stock, grant of options and      $  5,242       $    250
  warrants ...................................................................
 Issuance of common stock for technology licenses ............................         1,200           --
 Issuance of common stock in connection with supply agreement ................         1,500           --

     See accompanying notes to condensed consolidated financial statements.

                   ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000 and 1999
                                  (unaudited)
(1)  Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Orchid BioSciences, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-30774) filed with the Securities and Exchange Commission and declared effective on May 4, 2000.

(2)  Net Loss Per Share

  Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. As of December 31, 1999 and March 31, 2000, the Company has certain options, warrants, convertible preferred stock and mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal. The Company has reflected $29,573,564 as a beneficial conversion feature in the net loss allocable to common stockholders for the quarter ended March 31, 2000 for the 5,971,903 shares of Series E mandatorily redeemable convertible preferred stock ("Series E stock") sold in January 2000. The amount of the beneficial conversion feature was calculated as the difference between the fair value of the Company's common stock on the commitment date of $11.75 per share over the conversion price of $4.50 per share, with a limitation that the beneficial conversion feature can not exceed the gross proceeds received from the issuance of the stock.

(3)  Pro Forma Balance Sheet

  Upon the closing of the Company's initial public offering (see note 11(a)) all of the outstanding shares and shares to be issued of convertible preferred stock and mandatorily redeemable convertible preferred stock at December 31, 1999 automatically converted into 18,809,659 shares of common stock and the repurchase rights of certain Series E stock holders expired. The December 31, 1999 unaudited pro forma balance sheet has been prepared assuming the conversion of the convertible preferred stock outstanding and the mandatorily redeemable convertible preferred stock outstanding and to be issued as of December 31, 1999, into common stock as of December 31, 1999.

(4)  GeneScreen, Inc. Pro Forma Financial Information

  The following unaudited pro forma financial information presents the combined results of operations of Orchid and GeneScreen, Inc. ("GeneScreen") as if the acquisition of GeneScreen by Orchid had occurred as of January 1, 1999, after giving effect to certain pro forma adjustments, including amortization of goodwill and other intangibles, and decreased interest expense from the cancellation of Orchid's note payable to GeneScreen. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Orchid and GeneScreen constituted a single entity during this period or the results of operations which may occur in the future.

                                                       THREE MONTHS
                                                          ENDED
                                                        MARCH 31,
                                                           1999
                                                    ------------------

Revenues............................................      $ 3,545
Net loss allocable to common stockholders...........      $(4,976)
Basic and diluted net loss per share allocable
  to common stockholders............................      $ (6.84)

(5)    Employment Agreements

  Effective January 2000, we entered into three year employment agreements with two executives of the Company. In certain cases, the Company may be obligated to pay the executive salary and benefits for up to eighteen months after leaving the Company.

(6)  Sale of Convertible Preferred Stock

  In January 2000, the Company completed the sale of 5,971,903 shares of Series E stock for gross proceeds of $29,573,564. The issuance of these securities resulted in a $29,573,564 beneficial conversion feature which increase net loss per share allocable to common stockholders in the first quarter of 2000. The fair value of the Company's common stock on the commitment date was $11.75; however, the amount of the beneficial conversion feature was limited to the amount of gross proceeds received from the issuance of the Series E stock. The Company also issued 1,040,341 shares of Series E stock related to the conversion of the Affymetrix convertible promissory note and for cash received by December 31, 1999 for which shares were not issued, and which was included in Series E stock to be issued at December 31, 1999.

(7)  Stock Option Grants

  In January and on February 2, 2000, the Company granted 36,500, 679,400, 40,750 and 40,750 stock options under the 2000 Employee, Director and Consultant Stock Plan at exercise prices of $1.25, $6, $12 and at the per share price of the initial public offering (see note 11(a)), respectively, for which a compensation charge of approximately $4.3 million will be recognized over the respective vesting periods of the options. Some of these amounts result from grants to consultants which are subject to remeasurement at the end of each reporting period based upon the changes in the fair value of the common stock until the consultant completes performance under the option agreement. In addition, the Company issued 855,000 performance based stock options at exercise prices of $6.00 for which compensation expense will be measured as the difference between the fair value of our common stock at the time the performance criteria is met and the external price and will be immediately recorded as compensation expense.

  On March 31, 2000, the Company granted 289,660 stock options under the 1995 Stock Incentive Plan at exercise prices of $12 per share for which a compensation charge of approximately $800,000 will be recognized over the respective vesting periods of the options. Some of these amounts result from grants to consultants which are subject to remeasurement at the end of each reporting period based upon the changes in the fair value of the common stock until the consultant completes performance under the option agreement.

(8)  2000 Employee, Director and Consultant Stock Incentive Plan

  On February 11, 2000 and March 17, 2000, respectively, the Board of Directors and stockholders of the Company approved the 2000 Employee, Director and Consultant Stock Incentive Plan ("Plan") for the issuance of common stock, incentive stock options and non-qualified stock options to employees, directors and consultants. The Board of Directors also authorized the granting of up to a total of 1,500,000 options under this Plan and 3,500,000 under the 1995 Stock Incentive Plan.

(9)  ABS Termination

  Effective February 15, 2000, the Company's Collaborative Development and Marketing Agreement with Advanced Bioanalytical Services, Inc. ("ABS") was terminated. The Company paid ABS $75,000 in full and final settlement of all amounts owed under this agreement.

(10)  NEN Agreement

  On February 21, 2000, the Company entered into an Agreement for the License and Supply of Terminators with NEN Life Science Products, Inc. ("NEN") pursuant to which NEN has agreed to supply the Company with terminators for use in the Company's SNPkits. In consideration of NEN's agreement to supply the Company with terminators at favorable prices, the Company sold NEN 125,000 shares of its common stock for a purchase price of $750,000 and paid NEN an up-front fee of $750,000. The Company also agreed to pay NEN a certain percentage of net sales revenue based on the number of SNPkits sold. The 125,000 shares had a fair value of $1,500,000 on the date of the agreement. Since the products being supplied are used in the Company's current products and may be used in future products, the Company will defer and amortize the $750,000 up-front fee plus the $750,000 excess of the fair value of the issued common stock over the purchase price (or a total of $1.5 million) over the estimated four year term of the agreement on a straight-line basis. The Company measured the fair value of the common stock on the date of the agreement as these shares were fully paid and nonforfeitable on that date. The Company is required to purchase quantities of products with an approximate minimum value during each annual period from the effective date as follows: first year $333,000, second year $700,000, third year $990,000 and fourth year $1,320,000. Either party can terminate the agreement any time after four years from the commencement date, without cause, upon 90 days written notice.

(11)  Subsequent Events

     (a)  Initial Public Offering

     In May 2000, the Company completed its initial public offering of 6,900,000 shares of common stock at a price of $8.00 per share (excluding underwriters' discounts), generating net proceeds of approximately $49.8 million. All shares of Series A Convertible Preferred Stock ("Series A stock"), Series B Convertible Preferred Stock ("Series B stock"), and Series E stock outstanding as of the closing date of the offering were automatically converted into shares of common stock on a one-for-one basis. The 2,480,176 shares outstanding of Series C Convertible Preferred Stock ("Series C stock") converted into 4,825,259 shares of common stock. No dividends were paid on any of the Series A, B, C, or E stock.

     (b)  Change in Authorized Shares

     On May 10, 2000, the Company filed a restated certificate of incorporation which increased its authorized shares of common stock to 50,000,000 shares, revoked all existing preferred stock designations and authorized 5,000,000 shares of preferred stock. The Board of Directors has the authority, without any further stockholder approval, to determine the price, privileges and other terms of the shares of unissued preferred stock.

     (c)  Sarnoff Agreement

     On April 13, 2000, the Company amended its License and Option Agreement with Sarnoff Corporation ("Sarnoff"). Under the terms of the amendment, in lieu of all future cash payment, research funding, potential royalty payment and stock issuance obligations, the Company made a payment to Sarnoff of approximately $3 million and issued 250,000 shares of common stock and granted five-year warrants to purchase 75,000 shares of common stock at an exercise price of $8.00 per share. The Company exercised the remaining two option fields on a non-exclusive basis as a result of this amendment. Previously, on February 2, 2000, the Company issued 100,000 shares of common stock to Sarnoff as an advance on the issuances which would be owed in December 2000 for the two option fields previously issued under the License and Option Agreement. As this licensed technology has not reached technological feasibility and has no alternative future uses, the cash payment of approximately $3.0 million and the fair value of the equity securities of approximately $4.8 million will be charged to research and development expense in the quarter ended June 30, 2000.

(12) Recent Accounting Announcements

  In December 1999, the staff of the Securities and Exchange Commission issued a Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. Our revenue recognition policies are consistent with the provisions of SAB 101 and our financial statements reflect this policy for all periods presented.

(13)  Legal Matters

  The Company is not a party to any material legal proceeding. The Company is engaged in discussions with Motorola, Inc. ("Motorola") in an attempt to resolve certain areas of disagreement that have arisen under the existing collaboration in the area of microfluidics. The primary issue of disagreement between the parties relates to whether, under the terms of the agreement with Motorola, Motorola has a right to obtain a license to the Company's SNP-IT technology for use with Motorola's microfluidic chips. While the Company believes that, under the terms of the agreement, Motorola has no rights to its SNP-IT technology, there can be no assurance that an agreement can be reached with Motorola on this issue or that the Company would prevail if this dispute were to develop into arbitration or litigation. Nonetheless, the Company believes that, even if it fails to successfully resolve this issue or to prevail in any such arbitration or litigation, it would only be obligated to grant Motorola a non-exclusive license to use its SNP-IT technology with their microfluidic chips on terms no less favorable than those offered to other licensees. The Company does not believe that such a result is likely to have a material adverse affect on the Company's business, financial condition and operating results.

(14)  Self-Insurance Reserve

  GeneScreen Inc., the Company's wholly owned subsidiary, is self-insured for the risk of loss relating to certain litigation claims that might arise from GeneScreen's testing results. However, due to provisions in certain service contracts, GeneScreen is insured for claims arising from testing performed under the Texas, Ohio and Arizona contracts. Insurance coverage began in 1995 for testing under the Texas contract, in 1997 for testing under the Ohio and Arizona contracts and all other contracts in August 1998. Management estimates future litigation costs based on historical litigation experience. The accrued litigation reserve for the self-insured risk at March 31, 2000 was $176,000.

(15)  Segment Information

  The Company operates in two segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their business are as follows: (i) the Company prior to the acquisition of GeneScreen ("Orchid"), which performs SNP scoring analysis and markets related equipment and consumables; and (ii) GeneScreen, which performs DNA laboratory analysis for paternity, transplantation and forensic testing.

  The Company evaluates performance of and allocates resources to the segments. Prior to the acquisition of GeneScreen on December 30, 1999, the Company was operated and managed as one business. Segment information as of and for the quarter ended March 31, 2000 for Orchid and GeneScreen is as follows:

                                          Orchid   GeneScreen    Total
                                         --------  -----------  --------

     Revenues from external customers      1,023        2,881     3,904
     Segment net loss                     (6,614)        (942)   (7,556)
     Total assets                        115,861        1,299   117,160

                            ORCHID BIOSCIENCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 should be read in conjunction with the sections of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on May 4, 2000, as amended, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following discussion of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward looking statements. Such forward looking statements contained herein are based on current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the "Forward Looking Statements" section of this Management's Discussion and Analysis of Financial Condition and Results of Operation and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section of our final prospectus dated May 4, 2000, comprising a part of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

  We are engaged in the development and commercialization of genetic diversity technologies, products and services. Since we began operations in March 1995, we have devoted substantially all of our resources to the development and application of a portfolio of products and services using our proprietary biochemistry for scoring SNPs and microfluidics technologies for applications in drug discovery, principally in the field of pharmacogenetics and DNA synthesis.

  On December 30, 1999, we acquired GeneScreen, Inc. for a net purchase price of $42.7 million consisting of a combination of cash and shares of our Series E mandatorily redeemable convertible preferred stock, offset by the cancellation of certain debt owed to GeneScreen. We included $28.5 million as a beneficial conversion feature in the purchase price. The amount of the beneficial conversion feature was calculated as the difference between the $11.75 per share fair value of our common stock on December 22, 1999, the commitment date which was the date of the merger agreement for the acquisition, over the $4.50 per share conversion price of the stock. GeneScreen is a company engaged in DNA laboratory analysis for paternity, forensics and transplantation testing and had revenues of approximately $13.7 million in 1999. In connection with the acquisition of GeneScreen, we recorded approximately $43.1 million of goodwill and other intangible assets, which we will amortize over periods ranging from 4 to 15 years.

  Most of our current activities and resources are directed toward commercializing our SNP scoring products and services which apply our proprietary SNP-IT primer-extension technology. We expect to recognize revenues from the sale of both our SNPstream instrument systems and our SNPware consumables. We also expect each SNPstream system we sell or lease will generate a recurring revenue stream from the sale of our SNPware consumables. We also provide, or plan to provide, a variety of genetic diversity services to the pharmaceutical and biotechnology industries through our ultra high-throughput MegaSNPatron facility.

  GeneScreen's established business in paternity testing, forensics and transplantation supports our goal of building our business in genetic diversity. We believe our SNP-IT and microfluidics technologies will be able to improve the performance of GeneScreen's genetic testing laboratories. We plan on using the clinically approved laboratories at GeneScreen to expand our SNP scoring services to pharmacogenetics testing of patient samples in pharmaceutical clinical trials. We also plan on using these laboratories to conduct SNP scoring services offered via the Internet.

  GeneScreen's DNA testing business is dependent upon contracts with various states and counties to provide paternity testing. These contracts are generally put out to bid by each respective state every one to three years. The contract bidding process is highly competitive and the award varies from state to state. Some states and counties award contracts solely based on the lowest price while others use a scoring matrix to achieve the desired mix of price, quality and service. GeneScreen derives its transplantation business through contracts on a bid basis with the National Marrow Donor Program, a not-for-profit agency that facilitates hematopoietic cell transplants through organizing volunteer donor drives, maintaining a national donor registry and other educational services. With the acquisition of GeneScreen, we expect to generate service revenue in fiscal year 2000 and use GeneScreen's CLIA approved testing laboratories to expand our genetic diversity testing business and services.

  Our ability to achieve profitability will depend in part on our ability to successfully develop and commercialize our proprietary SNP scoring and microfluidics technologies in the form of products and services for pharmaceutical and biotechnology companies and research institutions. We introduced our SNPstream 25K SNP-IT-based SNP scoring system, SNPware consumables and related services in late 1999. We intend to develop additional models of SNPstream instruments with lower throughput capabilities. Because our proprietary SNP-IT primer-extension technology is very adaptable to other hardware platforms, we intend to offer our SNPware kits for use on instruments made or sold by other companies. Our collaboration with Affymetrix, Inc. is an example of this platform propagation strategy.

  We based our proprietary SNP value creation strategy on the creation of proprietary rights covering the identification of SNPs and their associations to medically important attributes of patients. We intend to develop intellectual property rights in this area through collaborations with members of our Clinical Genetics Network, pharmaceutical and biotechnology companies. We do not expect royalties from commercial sale or license of intellectual property rights generated by using our technologies for at least several years, if at all.

  We have incurred losses since inception, and, as of March 31, 2000, we had a total stockholders' deficit of $12.3 million, including an accumulated deficit of $58.3 million. We anticipate incurring additional losses over at least the next several years. We expect these losses to continue as we expand the commercialization of our products and services to the research market and we fully implement our proprietary SNP value creation business strategies. We expect this expansion to result in increases in research and development, marketing and sales, and general and administrative expenses. Payments under strategic alliances, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

Revenue. Revenue for the three months ended March 31, 2000 of $3.9 million represented an increase of $3.6 million or 1,200% compared to $.3 million for the first three months of 1999. The increase was largely due to the addition of our GeneScreen DNA testing operations and the sales of our SNPstream(TM) 25K instrument systems and SNPware(TM) consumables. The results of operations for the quarter ended March 31, 1999 do not include those of GeneScreen, Inc., which we acquired on December 30, 1999.

Cost of product revenue. Cost of product revenue for the three months ended March 31, 2000 was $.4 million for the first three months of 1999. The increase was attributable to the cost of SNPstream instrument and consumables sold, in the first three months of 2000. There were no sales for the quarter ended March 31, 1999.

Cost of laboratory testing. Cost of laboratory testing was $2.2 million for the three months ended March 31, 2000. The increase was attributable to the acquisition of GeneScreen in December 1999, which provided 100% of the laboratory testing.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 were $4.9 million, an increase of $3.3 million or 206%, compared to $1.6 million for the first three months of 1999. The increase was primarily attributable to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of becoming a public company and supporting our future growth, amortization of deferred compensation expense and operating costs related to GeneScreen which was acquired in December 1999.

Research and development expenses. Research and development expenses for the three months ended March 31, 2000 of $4.4 million represented an increase of $1.6 or 57%, compared to $2.8 million for the first three months of 1999. The increase in collaborative research and development expenses was primarily attributable to increased expenses as we hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, amortization of deferred compensation expense, increased facilities expenses in connection with the expansion of our internal and collaborative research efforts and the issuance of 100,000 shares of common stock to Sarnoff Corporation as an advance on the issuances that would have been owed in December 2000 under a License and Option Agreement. Future research and development expenses are expected to increase as additional personnel are hired and research and development facilities are expanded to accommodate our strategic collaborations and internal research.

Other income (expense). Other income (expense) for the three months ended March 31, 2000 of $.6 million increased $.5, or 500%, compared to other income, (expense) of $.1 million for the first three months of 1999. This increase was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held as a result of our receipt of proceeds from our Series E private placement in December 1999 and January 2000.

Net loss allocable to common stockholders. Due to the factors discussed above, for the three months ended March 31, 2000, we reported a net loss allocable to common stockholders of $37.1 million as compared to $4.1 million in the first three months of 1999. Net loss per share allocable to common stockholders includes a beneficial conversion feature on preferred stock for the three months ended March 31, 2000 of $29.6 million.

LIQUIDITY AND CAPITAL RESOURCES

  Since our inception, we have financed our operations primarily through research and development funding from collaborative partners and two private placements of equity securities that closed in March 1998 and in December 1999 and January 2000 with aggregate net proceeds from the private placements of approximately $102 million. The sale of the Series E mandatorily redeemable convertible preferred stock in December 1999 resulted in a $44,554,000 beneficial conversion feature which is included in net loss allocable to common stockholders in 1999. The closing of Series E mandatorily redeemable convertible preferred stock in January 2000 resulted in an additional $29,573,564 beneficial conversion feature which is included in net loss allocable to common stockholders and net loss per share allocable to common stockholders in the first quarter of 2000. In December 1998, we obtained a secured $6.0 million equipment line of credit, for the purchase of plant and equipment at our corporate headquarters and research and development laboratories. At December 31, 1999, this funding commitment expired and at March 31, 2000 we had borrowings of $4.4 million outstanding under this facility. We lease our corporate and primary research facility under an operating lease which expires in 2008.

  As part of our transition from a business model based on microfluidics technologies to one based on SNP scoring technologies, on April 13, 2000 we amended our License and Option Agreement with Sarnoff by making a single payment of approximately $3.0 million, issuing 250,000 shares of common stock and delivering a five-year warrant to purchase 75,000 shares of our common stock at an exercise price of $8.00 per share. Previously on February 2, 2000, we issued 100,000 shares of common stock to Sarnoff as an advance on the issuances which would be owed in December 2000 for the two option fields previously exercised under the License and Option Agreement. As the licensed technology has not reached technological feasibility and has no alternative uses, the cash payment of approximately $3.0 million and the fair value of the equity securities of approximately $4.8 million will be charged to research and development expense in 2000.

  As of March 31, 2000, we had $53.7 million in cash and cash equivalents and short-term investments, compared to $33.8 million as of December 31, 1999. This increase primarily reflects the completion of our private placement of equity securities. In addition, our initial public offering in May 2000 generated approximately $49.8 million of proceeds, net of underwriting discounts and commissions and offering expenses, from the sale of a total of 6,900,000 shares of common stock, including the underwriters' over-allotment shares. To date, inflation has not had a material effect on our business. We believe that our cash reserves, expected short-term revenue, and the net proceeds of the initial public offering completed in May 2000 will be sufficient to fund our operations through at least the next 18 months. We may need to access the capital markets for additional financing to operate our ongoing business activities.

  Net cash used in operations for the quarter ended March 31, 2000 was approximately $8.1 million compared with approximately $3.3 million for the comparable period in 1999. Non-cash charges in 2000 included compensation expense of $0.8 million and research and development expense from the issuance of equity securities of $1.2 million and depreciation and amortization expense of $1.3 million. Investing activities included $0.7 million in cash used during the quarter ended March 31, 2000 for equipment purchases and $2.8 million for the purchases of short term investments. Financing activities included the use of $1.3 million to repay debt from lines of credit.

  Working capital increased to approximately $50.5 million at March 31, 2000 from approximately $27.3 million at December 31, 1999. The increase in working capital was primarily due to our Series E mandatorily redeemable convertible preferred stock financing in January 2000.

  We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

 - our ability to enter into strategic alliances or make acquisitions;

 - regulatory changes and competing technological and market developments;

 - changes in our existing collaborative relationships;

 - the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

 - the purchase of additional capital equipment;

 - the development of our SNPstream and DNAstream and software product lines and associated reagent consumables;

 - the development of our SNPware consumables and kits;

 - the success rate of establishing new contracts, and renewal rate of existing contracts, for DNA testing services in the areas of paternity, forensics and transplantation;

 - the progress of our existing and future milestone and royalty producing activities; and

 - the availability of additional funding, if necessary, and if at all, on favorable terms.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market risk is principally confined to our cash equivalents and short-term investments, all of which have maturities of less than one year. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The fair value of these securities approximates their cost.

FORWARD LOOKING STATEMENTS

  This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: results of operations, customer growth and retention; development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward- looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  We are not a party to any material legal proceedings. We are engaged in discussions with Motorola in an attempt to resolve certain areas of disagreement that have arisen under our existing collaboration in the area of microfluidics. The primary issue of disagreement between the parties relates to whether, under the terms of our agreement, Motorola has a right to obtain a license to our SNP-IT technology for use with Motorola's microfluidic chips. While we believe that, under the terms of our agreement, Motorola has no rights to our SNP-IT technology, we cannot assure you that we can reach agreement with Motorola on this issue or that we would prevail if this dispute were to develop into arbitration or litigation. Furthermore, we are likely to incur substantial costs and expend substantial personnel time in resolving this issue if it becomes the subject of arbitration or litigation. Nonetheless, we believe that, even if we fail to successfully resolve this issue or to prevail in any such arbitration or litigation, we would only be obligated to grant Motorola a non-exclusive license to use our SNP-IT technology with their microfluidic chips on terms no less favorable than those offered to other licensees. We do not believe that this result is likely to have a material adverse affect on our business or financial condition results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) In December 1999 and January 2000, we privately placed an aggregate of 18,881,563 shares of our Series E convertible preferred stock and received net proceeds of approximately $85.5 million. In May 2000, we completed our initial public offering of 6,900,000 shares of our common stock and received net proceeds of approximately $49.8 million.

     (b) In February 2000, twelve individuals exercised options to purchase an aggregate of 45,632 shares of our common stock for an aggregate purchase price of $45,583.

     (c) In March 2000, thirteen individuals exercised options to purchase an aggregate of 65,002 shares of our common stock for an aggregate purchase price of $18,399.

     No underwriters were involved in the foregoing offers and sales of securities. Such offers and sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or in the case of the exercise of options to purchase common stock, Rule 701 under the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

  We intend to use approximately $4 million of the net proceeds for capital expenditures associated with technology and systems upgrades and expansion of our headquarters. We have no specific plan at this time for use of the remaining proceeds and expect to use such proceeds for working capital and general corporate purposes including the payment of sales and marketing expenses. We may, when the opportunity arises, use an unspecified portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. From time to time, in the ordinary course of business, we expect to evaluate potential acquisitions of such businesses, products or technologies. However, we have no present understandings, commitments or agreements with respect to any material acquisition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 17, 2000, we held our annual meeting of stockholders. At the meeting, our stockholders elected Sidney M. Hecht, Ph.D., Samuel D. Isaly, Jeremy M. Levin, D.Phil., MB.Bchir., Dale R. Pfost, Ph.D., Robert M. Tien, M.D., M.P.H. and Anne M. VanLent to serve as our Directors. The stockholders also approved our Restated Certificate of Incorporation, Amended and Restated Bylaws and 2000 Employee, Director and Consultant Stock Plan. In addition, our stockholders increased the shares of common stock reserved for issuance under the 1995 Stock Incentive Plan to 3,500,000, reserved 1,500,000 shares of common stock for issuance under the 2000

Employee, Director and Consultant Stock Plan and ratified the Board of Director's appointment of KPMG LLP to serve as our independent public accountants for the fiscal year ending December 31, 2000. 25,004,784 shares voted in favor of each resolution. There were no votes against any proposal and there were no abstentions.

     On February 16, 2000, certain stockholders acted by written consent in lieu of a special meeting to amend our Certificate of Incorporation to change our corporate name from Orchid Biocomputer, Inc. to Orchid BioSciences, Inc. There were no votes against the amendment and there were no abstentions.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits
               --------

          The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number    Description
------    -----------

3.1       Restated Certificate of Incorporation

4 Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, No. 333-30774)

10.1 1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 No. 333-30774)

10.2 2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, No. 333-30774)

10.3 Executive Benefit Program, including Executive Deferred Compensation Plan Executive and Severance Plan (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, No. 333-30774)

10.6 License and Option Agreement, dated December 10, 1997, between Sarnoff Corporation and the Registrant, as amended by Amendment to License and Option Agreement dated as of April 13, 2000 by and between Sarnoff Corporation and the Registrant (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, No. 333-30774)

10.7 Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Dale R. Pfost, Ph.D. (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, No. 333-30774)

10.8 Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Donald R. Marvin. (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, No. 333-30774)

10.9 Agreement for the License and Supply of Terminators, dated February 16, 2000 between the Registrant and NEN Life Science Products, Inc. (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, No. 333-30774)

27        Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

          No reports on Form 8-K have been filed during the three months ended March 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ORCHID BIOSCIENCES, INC.



Date: June 19, 2000                 By:  /s/ Donald R. Marvin
                                         ------------------------------------
                                         DONALD R. MARVIN
                                         Senior Vice President, Chief Operating
                                         Officer, Chief Financial Officer
                                         (principal financial and accounting
                                         officer)