Form 10-Q/A
period 2000-03-31
ORCHID BIOSCIENCES INC
filed 2000-08-10
CIK 1107216

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

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

                            ORCHID BIOSCIENCES, INC.
                              INDEX TO FORM 10-Q/A

PART I FINANCIAL INFORMATION......................................... 1

Item 1. Financial Statements......................................... 1

Condensed Consolidated Balance Sheets as of March 31, 2000
(unaudited) and December 31, 1999.................................... 1
Condensed Consolidated Statements Of Operations for the three months ended March 31, 2000 and 1999 (unaudited)..................... 3
Consolidated Statements Of Cash Flows for the three months ended
March 31, 2000 and 1999 (unaudited).................................. 4

Notes To Condensed Consolidated Financial Statements (unaudited)..... 5

Item 2. Management's Discussion And Analysis Of Financial Condition
          And Results Of Operations.................................. 10


Item 3. Quantitative And Qualitative Disclosures
          About Market Risk.......................................... 13

PART II   OTHER INFORMATION.......................................... 14

Item 1. Legal Proceedings............................................ 14

Item 2. Changes In Securities And Use Of Proceeds.................... 14

Item 3. Defaults Upon Senior Securities.............................. 14

Item 4. Submission Of Matters To A Vote Of Security Holders.......... 14

Item 5. Other Information............................................ 15

Item 6. Exhibits And Reports On Form 8-K............................. 16

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                             Restated                    Pro Forma
                                                                             (NOTE 2)                  DECEMBER 31,
                                                                             MARCH 31,   DECEMBER 31,      1999
                                                                               2000        1999          (NOTE 4)
                                                                               ----        ----          --------

                                                                            (UNAUDITED)                (UNAUDITED)
  ASSETS
Current assets:
Cash and cash equivalents.................................................    $ 50,880        $33,804       $33,804
Restricted cash...........................................................          --            400           400
Short-term investments....................................................       2,800             --            --
Accounts receivable, net..................................................       2,791          2,102         2,102
Laboratory materials and supplies.........................................         212            182           182
Other current assets......................................................         957            859           859
                                                                              --------        -------       -------

Total current assets......................................................      57,640         37,347        37,347
Deferred offering costs...................................................       1,081             --            --
Equipment and leasehold improvements, net.................................      10,218          9,474         9,474
Goodwill, net.............................................................      30,532         31,051        31,051
Other intangibles, net....................................................      16,126         16,519        16,519
Other assets..............................................................       1,978            465           465
                                                                              --------        -------       -------

Total assets..............................................................    $117,575        $94,856       $94,856
                                                                              ========        =======       =======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Note payable--bank........................................................    $     --        $ 1,000       $ 1,000
Current portion of long-term debt.........................................       1,071          1,141         1,141
Accounts payable..........................................................       2,566          2,302         2,302
Accrued expenses..........................................................       2,826          4,777         4,777
Due to related party......................................................          64             64            64
Deferred revenue..........................................................       1,009            789           789
                                                                              --------        -------       -------

Total current liabilities.................................................       7,536         10,073        10,073
Long-term debt, less current portion......................................       3,851          4,122         4,122

Commitments and contingencies

Manditorily redeemable convertible preferred stock, $.001 par value (converts into 17,734,919 shares of common stock on an unaudited pro forma basis at December 31, 1999 upon
consummation of the offering -- See note 12):
Series C, at redemption value, designated 2,493,692 shares; issued and outstanding 2,480,176 shares at March 31, 2000 and December 31,
1999 (Aggregate liquidation value of $27,530 at March 31, 2000 and
December 31, 1999)........................................................      27,530         27,530            --
Series E, designated 19,000,000 shares; issued and outstanding
18,881,563 and 7,934,966 shares at March 31, 2000 and December 31, 1999,
respectively (Aggregate liquidation value of $84,967 and $35,707 at                                              --
March 31, 2000 and December 31, 1999, respectively).......................      90,990         39,035

Series E to be issued, at redemption value, (4,974,694 shares, including 518,534 shares subject to repurchase rights at
December 31, 1999) (Aggregate liquidation value of
$22,282 at December 31, 1999).............................................          --         22,381            --
                                                                              --------        -------       -------

                                                                               118,520         88,946            --
                                                                              --------        -------       -------

See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                                                        PRO FORMA
                                                                                                       DECEMBER 31,
                                                                         MARCH 31,     DECEMBER 31,       1999
                                                                           2000           1999        (SEE NOTE 4)
                                                                           ----           ----        ------------
                                                                        (UNAUDITED)                    (UNAUDITED)
Stockholders' equity (deficit):
Preferred stock, $.001 par value. Authorized 23,400,000 shares;
38,961 shares with no designation; no shares issued or
outstanding.......................................................       $     --       $     --      $     --
Convertible preferred stock, $.001 par value (converts into
1,074,740 shares of common stock on an unaudited pro forma
basis at December 31, 1999 upon consummation of the
offering - See note 12):
Series A, designated 1,200,000 shares; issued and outstanding
970,900 shares at March 31, 2000
and December 31, 1999.............................................              1              1            --
Series B, designated 300,000 shares; issued and outstanding
103,840 shares at March 31, 2000 and
December 31, 1999.................................................             --             --            --
Series D, designated 367,347 shares; no shares issued or
outstanding.......................................................             --             --            --
Common stock, $.001 par value. Authorized 30,000,000 shares;
Issued and outstanding 1,196,450 and 845,450 shares at March 31,
2000 and December 31, 1999, respectively (19,655,109 shares
on an unaudited pro forma basis at December 31, 1999 upon
conversion of the manditorily redeemable convertible
preferred stock and the convertible preferred stock)..............              1              1            20

Common stock to be issued (10,000 shares at
December 31, 1999)................................................             --             76            76
Additional paid-in capital........................................         58,408         50,325       139,253
Deferred compensation.............................................        (12,405)        (7,930)       (7,930)
Accumulated deficit...............................................        (58,337)       (50,758)      (50,758)
                                                                         --------       --------   -----------

Total stockholders' equity (deficit)..............................        (12,332)        (8,285)       80,661
                                                                         --------       --------   -----------

Total liabilities and stockholders' equity (deficit)..............       $117,575       $ 94,856      $ 94,856
                                                                         ========       ========   ===========

See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                      Three months ended March 31,
                                                                                      ----------------------------
                                                                                      Restated
                                                                                      (NOTE 2)
                                                                                        2000                 1999
                                                                                        ----                 ----
Revenues:
Product revenue...................................................................   $    232              $     --
Laboratory testing................................................................   $  2,881                    --
Grant revenue.....................................................................        292                    --
Contract revenue..................................................................         --                   250
License and other revenue.........................................................         61                    --
                                                                                     --------              --------

Total revenues....................................................................      3,466                   250
                                                                                     --------              --------

Operating expenses:
Cost of product revenue...........................................................         63                    --
Cost of laboratory testing........................................................      2,240                    --
Selling, general and administrative...............................................      4,943                 1,635
Research and development..........................................................      4,402                 2,776
                                                                                     --------              --------

Total operating expenses..........................................................     11,648                 4,411
                                                                                     --------              --------

Other income (expense):
Interest income...................................................................        790                    78
Interest expense..................................................................       (111)                   (5)
Other expense.....................................................................        (76)                   --
                                                                                     --------              --------

                                                                                          603                    73
                                                                                     --------              --------

Net loss..........................................................................     (7,579)               (4,088)
Beneficial conversion feature of preferred stock..................................     29,574                    --
                                                                                     --------              --------

Net loss allocable to common stockholders.........................................   $(37,153)             $ (4,088)
                                                                                     ========              ========

Basic and diluted net loss per share allocable to common
Stockholders (note 1).............................................................    $(40.30)               $(5.62)
                                                                                     ========              ========

Shares used in computing basic and diluted net loss per share
allocable to common stockholders (note 1).........................................    921,920               726,978
                                                                                     ========              ========

See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                 Restated
                                                                                 (NOTE 2)
                                                                                   2000      1999
                                                                                  -------   -------
Cash flows from operating activities:
Net loss.......................................................................   $(7,579)  $(4,088)
Adjustments to reconcile net loss to
net cash used in operating activities:
Noncash research and development expense.......................................     1,200        --
Noncash compensation expense...................................................       767        10
Depreciation and amortization..................................................     1,261       228
Changes in assets and liabilities:
Accounts receivable............................................................      (688)      (20)
Laboratory materials and supplies..............................................       (29)       --
Deferred offering costs........................................................    (1,081)       --
Other current assets...........................................................       (98)     (710)
Other assets...................................................................       (14)     (140)
Accounts payable...............................................................       264     1,682
Accrued expenses...............................................................    (1,951)      165
Due to related party...........................................................        --      (381)
Deferred revenue...............................................................       220        --
                                                                                  -------   -------

Net cash used in operating activities..........................................    (7,728)   (3,254)
                                                                                  -------   -------

Cash flows from investing activities:..........................................        --
Capital expenditures...........................................................    (1,094)   (3,649)
Decrease in restricted cash....................................................       400        --
Maturities of short-term investments...........................................        --     6,390
Purchase of short term investments.............................................    (2,800)       --
                                                                                  -------   -------

Net cash used in (provided by) investing activities............................    (3,494)    2,741
                                                                                  -------   -------

Cash flows from financing activities:
Net proceeds from issuance of Series E manditorily
redeemable convertible preferred stock.........................................    29,574        --
Proceeds from issuance of debt from line of credit.............................        --       942
Repayment of debt on lines of credit...........................................    (1,342)      (22)
Proceeds from exercise of common stock options.................................        66        --
                                                                                  -------   -------

Net cash provided by financing activities......................................    28,298       920
                                                                                  -------   -------

Net increase in cash and cash equivalents......................................    17,076       407
Cash and cash equivalents at beginning of period...............................    33,804       473
                                                                                  -------   -------

Cash and cash equivalents at end of period.....................................   $50,880   $   880
                                                                                  =======   =======

Supplemental disclosure of noncash financing and investing activities:
Deferred compensation from issuance of restricted stock, grant of options and
warrants.......................................................................   $ 5,242   $   250
Issuance of common stock for technology licenses...............................     1,200        --
Issuance of common stock in connection with supply agreement...................     1,500        --

See accompanying notes to condensed consolidated financial statements.

                   ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000 and 1999
                                  (unaudited)
                                 (in thousands)
(1)  Basis of Presentation

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

(2) Restatement and Reclassifications

The Company's consolidated financial statements as of and for the quarter ended March 31, 2000 have been restated to reverse a $438 sales transaction which should not have been recorded. The Company's consolidated financial statements for the quarter ended March 31, 2000 have also been reclassified to reflect certain revenue as product revenue instead of license and other revenue and certain expenses as cost of product revenue instead of research and development expense. The impact of this adjustment and reclassification is as follows:

                                                                       AS
                                                                   PREVIOUSLY                        As
                                                                    REPORTED                      RESTATED
                                                           -----------------------      -------------------------
Balance Sheet:
  Equipment and leasehold
    improvements, net                                          $     9,803                    $    10,218
  Deferred revenue                                                     571                          1,009
  Deficit accumulated during the
    development stage                                              (58,314)                       (58,337)

Statement of Operations:
  Product revenue                                                      545                            232
  License and other revenue                                            186                             61
  Cost of product revenue                                              446                             63
  Revenue and development expense                                    4,434                          4,402
  Net loss                                                          (7,556)                        (7,579)
  Net loss allocable to common
    stockholders                                                   (37,130)                       (37,153)
  Basic and diluted net loss per share
    allocable to common stockholders                                (40.27)                        (40.30)

(3)  Net Loss Per Share

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

(4)  Pro Forma Balance Sheet

Upon the closing of the Company's initial public offering (see note 12(a)) all of the outstanding shares and shares to be issued of convertible preferred stock and mandatorily redeemable convertible preferred stock at December 31, 1999 automatically converted into 18,809,659 shares of common stock and the repurchase rights of certain Series E stock holders expired. The December 31, 1999 unaudited pro forma balance sheet has been prepared assuming the conversion of the convertible preferred stock outstanding and the mandatorily redeemable convertible preferred stock outstanding and to be issued as of December 31, 1999, into common stock as of December 31, 1999.

(5)  GeneScreen, Inc. Pro Forma Financial Information

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

                               THREE MONTHS ENDED
                                   MARCH 31,
                                      1999
                                      ----
Revenues........................................... $ 3,545
Net loss allocable to common stockholders.......... $(4,976)
Basic and diluted net loss per share allocable
to common stockholders............................. $ (6.84)

(6)  Employment Agreements

Effective January 2000, we entered into three year employment agreements with two executives of the Company. In certain cases, the Company may be obligated to pay the executive salary and benefits for up to eighteen months after leaving the Company.


(7)  Sale of Convertible Preferred Stock

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


(8)  Stock Option Grants

In January and on February 2, 2000, the Company granted 36,500, 679,400, 40,750 and 40,750 stock options under the 2000 Employee, Director and Consultant Stock Plan at exercise prices of $1.25, $6, $12 and at the per share price of the initial public offering (see note 12(a)), respectively, for which a compensation charge of approximately $4.3 million will be recognized over the respective vesting periods of the options. Some of these amounts result from grants to consultants which are subject to remeasurement at the end of each reporting period based upon the changes in the fair value of the common stock until the consultant completes performance under the option agreement. In addition, the Company issued 600,000 performance based stock options at exercise prices of $6.00 for which compensation expense will be measured as the difference between the fair value of our common stock at the time the performance criteria is met and the external price and will be immediately recorded as compensation expense.


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

(9)  2000 Employee, Director and Consultant Stock Incentive Plan

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


(10)  ABS Termination

Effective February 15, 2000, the Company's Collaborative Development and Marketing Agreement with Advanced Bioanalytical Services, Inc. ("ABS") was terminated. The Company paid ABS $75,000 in full and final settlement of all amounts owed under this agreement.

(11)  NEN Agreement

On February 21, 2000, the Company entered into an Agreement for the License and Supply of Terminators with NEN Life Science Products, Inc. ("NEN") pursuant to which NEN has agreed to supply the Company with terminators for use in the Company's SNPkits. In consideration of NEN's agreement to supply the Company with terminators at favorable prices, the Company sold NEN 125,000 shares of its common stock for a purchase price of $750,000 and paid NEN an up-front fee of $750,000. The Company also agreed to pay NEN a certain percentage of net sales revenue based on the number of SNPkits sold, in certain cases. The 125,000 shares had a fair value of $1,500,000 on the date of the agreement. Since the products being supplied are used in the Company's current products and may be used in future products, the Company will defer and amortize the $750,000 up-front fee plus the $750,000 excess of the fair value of the issued common stock over the purchase price (or a total of $1.5 million) over the estimated four year term of the agreement on a straight-line basis. The Company measured the fair value of the common stock on the date of the agreement as these shares were fully paid and nonforfeitable on that date. The Company is required to purchase quantities of products with an approximate minimum value during each annual period from the effective date as follows: first year $333,000, second year $700,000, third year $990,000 and fourth year $1,320,000. Either party can terminate the agreement any time after four years from the commencement date, without cause, upon 90 days written notice.


(12)  Subsequent Events

   (a)  Initial Public Offering

   In May 2000, the Company completed its initial public offering of 6,900,000 shares of common stock at a price of $8.00 per share (excluding underwriters' discounts), generating net proceeds of approximately $48.4 million. All shares of Series A Convertible Preferred Stock ("Series A stock"), Series B Convertible Preferred Stock ("Series B stock"), and Series E stock outstanding as of the closing date of the offering were automatically converted into shares of common stock on a one-for-one basis. The 2,480,176 shares outstanding of Series C Convertible Preferred Stock ("Series C stock") converted into 4,825,259 shares of common stock. No dividends were paid on any of the Series A, B, C, or E stock.

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


   (c)  Sarnoff Agreement

   On April 13, 2000, the Company amended its License and Option Agreement with Sarnoff Corporation ("Sarnoff"). Under the terms of the amendment, in lieu of all future cash payment, research funding, potential royalty payment and stock issuance obligations, the Company made a payment to Sarnoff of approximately $3 million and issued 250,000 shares of common stock and granted five-year warrants to purchase 75,000 shares of common stock at an exercise price of $8.00 per share. The Company exercised the remaining two option fields on a non-exclusive basis as a result of this amendment. Previously, on February 2, 2000, the Company issued 100,000 shares of common stock to Sarnoff as an advance on the issuances which would be owed in December 2000 for the two option fields previously issued under the License and Option Agreement. As this licensed technology has not reached technological feasibility and has no alternative future uses, the cash payment of approximately $3.0 million and the fair value of the equity securities of approximately $4.8 million will be charged to research and development expense; $1.2 million was recorded in the quarter ended March 31, 2000 and $6.6 million will be recorded in the quarter ended June 30, 2000.


(13) Recent Accounting Announcements

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

(14)  Legal Matters

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


(15)  Self-Insurance Reserve

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

(16)  Segment Information

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

The Company evaluates performance of and allocates resources to the segments. Prior to the acquisition of GeneScreen on December 30, 1999, the Company was operated and managed as one business. Segment information as of and for the quarter ended March 31, 2000 for Orchid and GeneScreen is as follows:

                                     Orchid   GeneScreen    Total
                                    --------  -----------  --------

Revenues from external customers        585        2,881     3,466
Segment net loss                     (6,637)        (942)   (7,579)
Total assets                        116,276        1,299   117,575

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

Revenue. Revenue for the three months ended March 31, 2000 of $3.5 million represented an increase of $3.2 million compared to $.3 million for the first three months of 1999. The increase was largely due to the addition of our GeneScreen DNA testing operations, access fee revenue from the placement of our SNPstream(TM) 25K instrument systems and sales of SNPware(TM) consumables. The results of operations for the quarter ended March 31, 1999 do not include those of GeneScreen, Inc., which we acquired on December 30, 1999.

Cost of product revenue. Cost of product revenue for the three months ended March 31, 2000 was $63,000 compared to $0 for the first three months of 1999. The increase was attributable to the cost of consumables sold and depreciation of the placed SNPstream instrument, in the first three months of 2000. There were no sales for the quarter ended March 31, 1999.

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

Net loss allocable to common stockholders. Due to the factors discussed above, for the three months ended March 31, 2000, we reported a net loss allocable to common stockholders of $37.2 million as compared to $4.1 million in the first three months of 1999. Net loss per share allocable to common stockholders includes a beneficial conversion feature on preferred stock for the three months ended March 31, 2000 of $29.6 million.


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

As of March 31, 2000, we had $53.7 million in cash and cash equivalents and short-term investments, compared to $33.8 million as of December 31, 1999. This increase primarily reflects the completion of our private placement of equity securities. In addition, our initial public offering in May 2000 generated approximately $48.4 million of proceeds, net of underwriting discounts and commissions and offering expenses, from the sale of a total of 6,900,000 shares of common stock, including the underwriters' over-allotment shares. To date, inflation has not had a material effect on our business. We believe that our cash reserves, expected short-term revenue, and the net proceeds of the initial public offering completed in May 2000 will be sufficient to fund our operations through at least the next 18 months. We may need to access the capital markets for additional financing to operate our ongoing business activities.

Net cash used in operations for the quarter ended March 31, 2000 was approximately $7.7 million compared with approximately $3.3 million for the comparable period in 1999. Non-cash charges in 2000 included compensation expense of $0.8 million and research and development expense from the issuance of equity securities of $1.2 million and depreciation and amortization expense of $1.3 million. Investing activities included $1.1 million in cash used during the quarter ended March 31, 2000 for equipment purchases and $2.8 million for the purchases of short term investments. Financing activities included the use of $1.3 million to repay debt from lines of credit.

Working capital increased to approximately $50.1 million at March 31, 2000 from approximately $27.3 million at December 31, 1999. The increase in working capital was primarily due to our Series E mandatorily redeemable convertible preferred stock financing in January 2000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) In December 1999 and January 2000, we privately placed an aggregate of 18,881,563 shares of our Series E convertible preferred stock and received net proceeds of approximately $85.5 million. In May 2000, we completed our initial public offering of 6,900,000 shares of our common stock and received net proceeds of approximately $48.4 million.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


       (a)  Exhibits
       --------------
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q/A.

Exhibit
Number            Description
                  -----------

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


       (b)  Reports on Form 8-K
       -------------------------
No reports on Form 8-K have been filed during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report of Form 10-Q for the quarter ended March 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORCHID BIOSCIENCES, INC.

Date: August 10, 2000    By:  /s/ Donald R. Marvin
                         ---  --------------------

                              DONALD R. MARVIN
                              Senior Vice President, Chief Operating
                              Officer, Chief Financial Officer
                              (principal financial and accounting
                              officer)