Form 10-Q
period 2000-06-30
ORCHID BIOSCIENCES INC
filed 2000-08-15
CIK 1107216

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [_]  No [X]

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of July 30, 2000, was 33,164,609.

                   ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I FINANCIAL INFORMATION.........................................     1

Item 1. Financial Statements.........................................     1

Condensed Consolidated Balance Sheets as of June 30, 2000
(unaudited) and December 31, 1999....................................     2
Condensed Consolidated Statements Of Operations for the three
and six months ended June 30, 2000 and 1999 (unaudited)..............     3
Consolidated Statements Of Cash Flows for the six months ended
June 30, 2000 and 1999 (unaudited)...................................     4

Notes To Condensed Consolidated Financial Statements (unaudited).....     5

Item 2. Management's Discussion And Analysis Of Financial Condition
        And Results Of Operations....................................    10


Item 3. Quantitative And Qualitative Disclosures About Market Risk...    16

PART II  OTHER INFORMATION...........................................    18

Item 1. Legal Proceedings............................................    18

Item 2. Changes In Securities And Use Of Proceeds....................    18

Item 3. Defaults Upon Senior Securities..............................    18

Item 4. Submission Of Matters To A Vote Of Security Holders..........    19

Item 5. Other Information............................................    19

Item 6. Exhibits And Reports On Form 8-K.............................    19

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                             JUNE 30,     DECEMBER 31,
                                                                               2000           1999
                                                                            ----------    -----------
                                                                            (UNAUDITED)
                                  ASSETS
Current assets:
Cash and cash equivalents.................................................    $ 49,675        $33,804
Restricted cash...........................................................          --            400
Short-term investments....................................................      38,176           ----
Accounts receivable, net..................................................       4,519          2,102
Inventory.................................................................       1,968            ---
Other current assets......................................................       1,834          1,041
                                                                              --------        -------

Total current assets......................................................      96,172         37,347
Equipment and leasehold improvements, net.................................      12,497          9,474
Goodwill, net.............................................................      30,004         31,051
Other intangibles, net....................................................      15,732         16,519
Other assets..............................................................       1,499            465
                                                                              --------        -------

Total assets..............................................................    $155,904        $94,856
                                                                              ========        =======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Note payable--bank........................................................    $     --        $ 1,000
Current portion of long-term debt.........................................       1,158          1,141
Accounts payable..........................................................       4,369          2,302
Accrued expenses..........................................................       2,088          4,777
Due to related party......................................................          --             64
Deferred revenue..........................................................       1,219            789
                                                                              --------        -------

Total current liabilities.................................................       8,834         10,073
Long-term debt, less current portion......................................       3,598          4,122

Commitments and contingencies

Manditorily redeemable convertible preferred stock, $.001 par value, none authorized at June 30, 2000 (note 1):
Series C, at redemption value; issued
and outstanding 0 and 2,480,176 shares at June 30, 2000 and December 31,
1999, respectively........................................................          --         27,530
Series E  issued and outstanding 0 and
7,934,966 shares at June 30, 2000 and December 31, 1999,
respectively..............................................................          --         39,035

Series E to be issued, at redemption value, (4,974,694 shares
at December 31, 1999).....................................................          --         22,381
                                                                              --------        -------
                                                                                    --         88,946
                                                                              --------        -------
See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                        JUNE 30,     DECEMBER 31,
                                                                          2000          1999
                                                                        ---------    -----------
                                                                       (UNAUDITED)
Stockholders' equity (deficit):
Preferred stock, $.001 par value. Authorized 5,000,000 shares;
no shares issued or outstanding......................................   $      --     $       --
Convertible preferred stock, $.001 par value (See note 11):
Series A; issued and outstanding 0 and
970,900 shares at June 30, 2000 and December 31, 1999, respectively..          --              1
Series B, issued and outstanding 0 and
103,840 shares at June 30, 2000 and
December 31, 1999, respectively......................................          --             --
Common stock, $.001 par value. Authorized 50,000,000 shares;
Issued and outstanding 33,155,057 and 845,450 shares at June 30,
2000 and December 31, 1999, respectively.............................          33              1

Common stock to be issued (10,000 shares at
December 31, 1999)...................................................          --             76
Additional paid-in capital...........................................     239,710         50,325
Deferred compensation................................................     (19,966)        (7,930)
Accumulated deficit..................................................     (76,305)       (50,758)
                                                                        ---------    -----------

Total stockholders' equity (deficit).................................     143,472         (8,285)
                                                                        ---------    -----------
Total liabilities and stockholders' equity (deficit).................   $ 155,904    $    94,856
                                                                        =========    ===========

See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                     Three months             Six months
                                                                     ended June 30,          ended June 30,
                                                                     2000        1999        2000        1999
                                                                 -----------   --------   ----------   --------
Revenues:
Product revenue and access fees................................  $       695   $     --   $      930   $     --
Clinical laboratory testing....................................        3,279         --        6,160         --
Grant revenue..................................................           86        307          378        307
Collaboration revenue..........................................           --        250           --        500
License and other revenue......................................          534         --          592         --
                                                                 -----------   --------   ----------   --------

Total revenues.................................................        4,594        557        8,060        807
                                                                 -----------   --------   ----------   --------

Operating expenses:
Cost of product revenue and access fees........................          547         --          610         --
Cost of clinical laboratory testing............................        2,595         --        4,835         --
Selling, general and administrative............................        8,233      2,365       13,176      4,000
Research and development.......................................       12,341      3,381       16,742      6,157
                                                                 -----------   --------   ----------   --------

Total operating expenses.......................................       23,716      5,746       35,363     10,157
                                                                 -----------   --------   ----------   --------

Other income (expense):
Interest income................................................        1,300         29        2,090        106
Interest expense...............................................         (146)      (500)        (258)      (504)
Other expense..................................................           --         --          (76)        --
                                                                 -----------   --------   ----------   --------

                                                                       1,154       (471)       1,756       (398)
                                                                 -----------              ----------

Net loss.......................................................      (17,968)    (5,660)     (25,547)    (9,748)
Beneficial conversion feature of preferred stock...............           --         --       29,574         --
                                                                 -----------   --------   ----------   --------

Net loss allocable to common stockholders......................  $   (17,968)  $ (5,660)  $  (55,121)  $ (9,748)
                                                                 ===========   ========   ==========   ========
Basic and diluted net loss per share allocable to common
stockholders (note 2)..........................................       $(0.94)    $(7.77)      $(5.52)   $(13.39)
                                                                 ===========   ========   ==========   ========

Shares used in computing basic and diluted net loss per share
allocable to common stockholders (note 2)......................   19,040,917    728,890    9,981,418    727,934
                                                                 ===========   ========   ==========   ========

See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           Six months ended
                                                               June 30,
                                                           ----------------
                                                            2000      1999
                                                           -------   ------

Cash flows from operating activities:
Net loss.................................................  (25,547)  (9,748)
Adjustments to reconcile net loss to
net cash used in operating activities:
Noncash research and development expense.................    4,775       --
Noncash compensation expense.............................    4,016      294
Noncash interest expense.................................       --       90
Depreciation and amortization............................    2,701      457
Changes in assets and liabilities:
Accounts receivable......................................   (2,417)      --
Inventory................................................   (1,968)      --
Other current assets.....................................     (793)     164
Other assets.............................................      332      140
Accounts payable.........................................    2,067      244
Accrued expenses.........................................   (2,689)     411
Due to related party                                           (64)    (381)
Deferred revenue.........................................      430     (250)
                                                           -------   ------

Net cash used in operating activities                      (19,157)  (8,579)
                                                           -------   ------

Cash flows from investing activities:....................
Capital expenditures.....................................   (3,756)  (4,976)
Decrease in restricted cash..............................      400       --
Maturities of short-term investments.....................    7,703    7,615
Purchase of short term investments.......................  (45,879)      --
                                                            ------   ------

Net cash (used in) provided by investing activities......  (41,532)   2,639
                                                           -------   ------

Cash flows from financing activities:
Net proceeds from issuance of Series E manditorily
redeemable convertible preferred stock...................   29,574       --
Proceeds from issuance of debt from line of credit.......       --    1,894
Repayment of debt on lines of credit.....................   (1,507)     (58)
Proceed from convertible term notes......................       --    6,515
Proceeds from issuance of common stock...................   48,405       --
Proceed from issuance of common stock warrants...........       --    1,075
Proceeds from exercise of common stock options...........       88        2
                                                           -------   ------
Net cash provided by financing activities................   76,560    9,428
                                                           -------   ------

Net increase in cash and cash equivalents................   15,871    3,488
Cash and cash equivalents at beginning of period.........   33,804      473
                                                           -------   ------

Cash and cash equivalents at end of period...............   49,675    3,961
                                                           =======   ======

Supplemental disclosure of noncash financing and
  investing activities:
Deferred compensation from grant of common stock
  options................................................   16,052      638
Issuance of common stock and common stock warrants
 for technology licenses.................................    4,775       --
Issuance of common stock in connection with
  supply agreement.......................................    1,500       --
Issuance of common stock warrants in connection..........
with borrowings on line of credit........................       --        8
Conversion of manditorily redeemable convertible preferred
stock and convertible preferred stock into common stock..  118,521       --

See accompanying notes to condensed consolidated financial statements.

                   ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                  (unaudited)
(1)  Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-30774) filed with the Securities and Exchange Commission and declared effective on May 4, 2000.

(2)  Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options, warrants, convertible preferred stock and/or mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal. The Company has reflected $29,573,564 as a beneficial conversion feature in the net loss allocable to common stockholders for the six months ended June 30, 2000 for the 5,971,903 shares of Series E mandatorily redeemable convertible preferred stock ("Series E stock") sold in January 2000. The amount of the beneficial conversion feature was calculated as the difference between the fair value of the Company's common stock on the commitment date of $11.75 per share over the conversion price of $4.50 per share, with a limitation that the beneficial conversion feature can not exceed the gross proceeds received from the issuance of the stock.

(3)  GeneScreen, Inc. Pro Forma Financial Information

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

                                                  Three months ended June 30,   Six months ended June 30,
                                                  ----------------------------  --------------------------
                                                                        (in thousands)
                                                              1999                         1999
Revenues                                                    $  3,306                     $  6,851
Net loss allocable to common stockholders                   $ (6,449)                    $(39,951)
Basic and diluted net loss per share allocable
to common stockholders                                      $  (8.84)                    $ (54.88)

(4)  Employment Agreements

Effective January 2000, the Company entered into three year employment agreements with two executives of the Company. In certain cases, the Company may be obligated to pay the executive's salary and benefits for up to eighteen months after leaving the Company.


(5)  Sale of Convertible Preferred Stock

In January 2000, the Company completed the sale of 5,971,903 shares of Series E stock for gross proceeds of $29,573,564. The issuance of these securities resulted in a $29,573,564 beneficial conversion feature which increased net loss per share allocable to common stockholders in the six months ended June 30, 2000. The fair value of the Company's common stock on the commitment date was $11.75; however, the amount of the beneficial conversion feature was limited to the amount of gross proceeds received from the issuance of the Series E stock. The Company also issued 1,040,341 shares of Series E stock related to the conversion of the Affymetrix convertible promissory note and for cash received by December 31, 1999 for which shares were not issued, and which was included in Series E stock to be issued at December 31, 1999.


(6)  Stock Option Grants

In January and on February 2, 2000, the Company granted 36,500, 679,400, 40,750 and 40,750 stock options under the 2000 Employee, Director and Consultant Stock Plan at exercise prices of $1.25, $6, $12 and at the per share price of the initial public offering (see note 12), respectively, for which an initial compensation charge of approximately $4.3 million was recorded in the first quarter of 2000 and will be recognized over the respective vesting periods of the options. Some of these amounts result from grants to consultants which are subject to remeasurement at the end of each reporting period based upon the changes in the fair value of the common stock until the consultant completes performance under the option agreement. In addition, the Company issued 600,000 performance based stock options at exercise prices of $6.00 for which compensation expense will be measured as the difference between the fair value of our common stock at the time the performance criteria is met and the exercise price and will be immediately recorded as compensation expense.

On March 31, 2000, the Company granted 289,660 stock options under the 1995 Stock Incentive Plan at exercise prices of $12 per share for which an initial compensation charge of approximately $800,000 was recorded in the first quarter of 2000 and will be recognized over the respective vesting periods of the options. Some of these amounts result from grants to consultants which are subject to remeasurement at the end of each reporting period based upon the changes in the fair value of the common stock until the consultant completes performance under the option agreement.

During the quarter ended June 30, 2000, the Company issued approximately 300,000 stock options at various exercise prices to certain employees, directors and consultants for which an initial compensation charge of approximately $5.1 million was recorded and will be recognized over the respective vesting periods of the options. Some of these amounts result from grants to consultants which are subject to remeasurement at the end of each reporting period based upon the changes in the fair value of the common stock until the consultant completes performance under the option agreement.


(7)  2000 Employee, Director and Consultant Stock Incentive Plan

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

(8)  ABS Termination

Effective February 15, 2000, the Company's Collaborative Development and Marketing Agreement with Advanced Bioanalytical Services, Inc. ("ABS") was terminated. The Company paid ABS $75,000 in full and final settlement of all amounts owed under this agreement.


(9)  NEN Agreement

On February 21, 2000, the Company entered into an Agreement for the License and Supply of Terminators with NEN Life Science Products, Inc. ("NEN") pursuant to which NEN has agreed to supply the Company with terminators for use in the Company's SNPkits. In consideration of NEN's agreement to supply the Company with terminators at favorable prices, the Company sold NEN 125,000 shares of its common stock for a purchase price of $750,000 and paid NEN an up-front fee of $750,000. The Company also agreed to pay NEN a certain percentage of net sales revenue based on the number of SNPkits sold, in certain cases. The 125,000 shares had a fair value of $1,500,000 on the date of the agreement. Since the products being supplied are used in the Company's current products and may be used in future products, the Company deferred and is amortizing the $750,000 up-front fee plus the $750,000 excess of the fair value of the issued common stock over the purchase price (or a total of $1.5 million) over the estimated four year term of the agreement on a straight-line basis. The Company measured the fair value of the common stock on the date of the agreement as these shares were fully paid and nonforfeitable on that date. The Company is required to purchase quantities of products with an approximate minimum value during each annual period from the effective date as follows: first year $333,000, second year $700,000, third year $990,000 and fourth year $1,320,000. Either party can terminate the agreement any time after four years from the commencement date, without cause, upon 90 days written notice.


(10)  Sarnoff Agreement

On April 13, 2000, the Company amended its License and Option Agreement with Sarnoff Corporation ("Sarnoff"). Under the terms of the amendment, in lieu of all future cash payment, research funding, potential royalty payment and stock issuance obligations, the Company made a payment to Sarnoff of approximately $3 million, issued 250,000 shares of common stock and granted five-year warrants to purchase 75,000 shares of common stock to Sarnoff at an exercise price of $8.00 per share. The Company exercised the remaining two option fields on a non-exclusive basis as a result of this amendment. Previously, on February 2, 2000, the Company issued 100,000 shares of common stock to Sarnoff as an advance on the issuances which would be owed in December 2000 for the two option fields previously issued under the License and Option Agreement. As this licensed technology has not reached technological feasibility and has no alternative future uses, the cash payment of approximately $3.0 million and the fair value of the equity securities of approximately $4.8 million was charged to research and development expense; $1.2 million was recorded in the quarter ended March 31, 2000 and $6.6 was recorded in the quarter ended June 30, 2000.

(11)  Change in Authorized Shares

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

(12)  Initial Public Offering

In May 2000 the Company completed its initial public offering of 6,900,000 shares of common stock at a price of $8.00 per share (excluding underwriters' discounts), generating net proceeds of approximately $48.4 million. All shares of Series A Convertible Preferred Stock ("Series A stock"), Series B Convertible Preferred Stock ("Series B stock"), and Series E stock outstanding as of the closing date of the offering were automatically converted into shares of common stock on a one-for-one basis. The 2,480,176 shares outstanding of Series C Convertible Preferred Stock ("Series C stock") converted into 4,825,259 shares of common stock. No dividends were paid on any of the Series A, B, C, or E stock.
                                       7

(13)  Inventory

Inventory at June 30, 2000 consists entirely of raw materials.

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


(15)  Self-Insurance Reserve

GeneScreen Inc., the Company's wholly owned subsidiary, is self-insured for the risk of loss relating to certain litigation claims that might arise from GeneScreen's testing results. However, due to provisions in certain service contracts, GeneScreen is insured for claims arising from testing performed under the Texas, Ohio and Arizona contracts. Insurance coverage began in 1995 for testing under the Texas contract, in 1997 for testing under the Ohio and Arizona contracts and all other contracts in August 1998. Management estimates future litigation costs based on historical litigation experience. The accrued litigation reserve for the self-insured risk at June 30, 2000 was $156,000.

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

The Company evaluates performance of and allocates resources to the segments. Prior to the acquisition of GeneScreen on December 30, 1999, the Company was operated and managed as one business. Segment information as of and for the three and six months ended June 30, 2000 for Orchid and GeneScreen is as follows:

                                     Orchid   GeneScreen    Total
                                    --------  -----------  --------
                                            (in thousands)
Six months:

Revenues from external customers      1,900        6,160     8,060
Segment net loss                    (23,660)      (1,887)  (25,547)

Three months:

Revenues from external customers      1,315        3,279     4,594
Segment net loss                    (17,023)        (945)  (17,968)

Total assets                        112,929       42,975   155,904

(17)  Subsequent Events

In July 2000, the Company entered into a collaboration with the SNP Consortium Ltd. under which the Company will perform certain SNP scoring service for determining the allelic frequency of 60,000 SNP genomic markers in diverse populations. The term of this collaboration is through the earlier of March 1, 2001 or completion of the project. The Company will bear all costs to perform these services. Incremental costs are estimated to be between $3 to $6 million and the Company will additionally need to accelerate previously planned capital expenditures of approximately $4 million. In exchange, the Company has the right to commercialize certain technology developed as a result of performing these services.

                            ORCHID BIOSCIENCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 should be read in conjunction with the sections of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on May 4, 2000, as amended, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following discussion of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward looking statements. Such forward looking statements contained herein are based on current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the "Forward Looking Statements" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section of our final prospectus dated May 4, 2000, comprising a part of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.


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


For the first three years of our existence, we were primarily focused on developing our microfluidics technologies for applications in high-throughput synthesis of small molecules under collaborative research programs with SmithKline Beecham and Sarnoff Corporation. During this period, we derived most of our revenue from payments from SmithKline Beecham. Revenue during these early years fluctuated due to the timing of both work performed under the contract with SmithKline Beecham and of earning milestone revenue. After management and an independent third-party consulting firm conducted a strategic review of our business strategy in the first half of 1998, we decided to apply our research and development efforts to the fields of pharmacogenetics and DNA synthesis. As a result of this review of our business focus, we acquired substantially all of the assets of Molecular Tool, Inc., in September 1998, a wholly-owned subsidiary of GeneScreen, Inc., for approximately $7.1 million in cash, debt and equity securities. Molecular Tool's proprietary SNP-IT primer-extension technology for scoring SNPs matched very well with our microfluidics technologies that we developed earlier. Together, these technologies formed the basis for our current SNP technology, products and services.


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

Most of our current activities and resources are directed toward commercializing our SNP scoring products and services which apply our proprietary SNP-IT primer-extension technology. We expect to recognize revenues from both the placements of our SNPstream instrument systems and the sales of our SNPware consumables. We also expect each SNPstream system we place will generate a recurring revenue stream from the sale of our SNPware consumables. We also provide, or plan to provide, a variety of genetic diversity services to the pharmaceutical and biotechnology industries through our ultra high-throughput MegaSNPatron facility.

GeneScreen's established business in paternity testing, forensics and transplantation supports our goal of building our business in genetic diversity. We believe our SNP-IT and microfluidics technologies will be able to improve the performance of GeneScreen's genetic testing laboratories. We plan to use the clinically approved laboratories at GeneScreen to expand our SNP scoring services to pharmacogenetics testing of patient samples in pharmaceutical clinical trials. We also plan to use these laboratories to conduct SNP scoring services we plan to offer via the Internet.

GeneScreen's DNA testing business is dependent upon contracts with various states and counties to provide paternity testing. These contracts are generally put out to bid by each respective state every one to three years. The contract bidding process is highly competitive and the award varies from state to state. Some states and counties award contracts solely based on the lowest price while others use a scoring matrix to achieve the desired mix of price, quality and service. GeneScreen derives its transplantation business through tissue typing and donor drive support services with independent bone marrow donor registries, under contract with the National Marrow Program(R) (NMDP), and on a fee-for-service basis directly with NMDP-affiliated donor centers. Bone marrow registries are not-for-profit agencies that facilitate hematopoietic cell transplants through organizing volunteer donor drives, maintaining donor registries and other educational services. With the acquisition of GeneScreen, we expect to generate service revenue in fiscal year 2000 and use GeneScreen's CLIA approved testing laboratories to expand our genetic diversity testing business and services.

Our ability to achieve profitability will depend in part on our ability to successfully develop and commercialize our proprietary SNP scoring and microfluidics technologies in the form of products and services for pharmaceutical and biotechnology companies and research institutions. We introduced our SNPstream 25K SNP scoring system, SNPware consumables and related services in late 1999. We intend to develop additional models of SNPstream instruments with lower throughput capabilities. Because our proprietary SNP-IT primer-extension technology is very adaptable to other hardware platforms, we intend to offer our SNPware kits and SNP-IT technology for use on instruments made or sold by other companies. Our collaborations with Affymetrix, Inc. and Amersham Pharmacia Biotech are examples of this platform propagation strategy.

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

Through December 31, 1999, we had recorded an aggregate of $9.8 million of deferred compensation expense resulting from the granting of stock options to employees, directors or consultants covering shares of common stock, which stock options had exercise prices below the fair value of the underlying common stock at the date of their grant. Net of prior amortization, net deferred compensation of $7.9 million at December 31, 1999 will be amortized over the vesting periods of the respective options, typically four years. In January and February 2000, we issued 36,500, 679,400, 40,750 and 40,750 stock options at exercise prices of $1.25, $6.00, $12.00 and at the per share price of this offering, respectively, for which we recorded deferred compensation of $4.3 million which will be amortized over the respective vesting periods of the options. Included in the 679,400 options are 520,000 options granted to executive officers at an exercise price of $6.00 per share for which we recorded deferred compensation of $3.1 million, which is included in the $4.3 million, and which will be amortized over the respective vesting periods. On March 31, 2000, we granted 289,660 stock options at exercise prices of $12.00 for which we recorded deferred compensation of $800,000 which will be amortized over the respective vesting periods of the options. In addition, in February 2000, we issued 600,000 performance based stock options, at exercise prices of $6.00 per share, to executive officers, for which compensation expense will be measured as the difference between the fair value of our common stock at the time the performance criteria is met and the exercise price and will be immediately recorded as compensation expense. During the quarter ended June 30, 2000, the Company issued approximately 300,000 stock options at various exercise prices to certain employees, directors and consultants for which an initial compensation charge of approximately $5.1 million was recorded and will be recognized over the respective vesting periods of the options. Amortization of deferred compensation and compensation charges from remeasurement of consultant options for the six months ended June 30, 2000 totaled $4.0 million.

We anticipate recording total compensation charges resulting from the amortization of the deferred compensation recorded as of June 30, 2000 approximately as follows, in millions:

         Six months ending,                    Year ending,
         ------------------       --------------------------------------

                                  December 31
                                  -----------

              2000                  2001      2002      2003      2004
              ----                  ----      ----      ----      ----

              $4.0                  $7.2      $4.8      $3.5      $0.5

Some of these amounts result from grants to consultants which are subject to remeasurement at the end of each reporting period based upon the changes in the fair value of the common stock until the consultant completes performance under his or her respective option agreement. Also, certain grants of performance based options have been made for which no deferred compensation expense has been recorded and for which compensation expense will be measured at the time the performance criteria is met.

We have incurred losses since inception, and, as of June 30, 2000, we had total stockholders' equity of $143.5 million, including an accumulated deficit of $76.3 million. We anticipate incurring additional losses over at least the next several years. We expect these losses to continue as we expand the commercialization of our products and services to the research market and we fully implement our proprietary SNP value creation business strategies. We expect this expansion to result in increases in research and development, marketing and sales, and general and administrative expenses. Payments under strategic alliances, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Sources of Revenue and Revenue Recognition

We have had, and expect in the future to have, several sources of revenue. Prior to our acquisition of GeneScreen, we derived substantially all of our revenue from research and development collaborations, technology grants and awards from several governmental agencies. GeneScreen derives its revenue from the performance of laboratory DNA testing services. In 1999, we derived our first revenues from the placement of our first commercial SNPstream hardware system, and commencing in 2000, we anticipate deriving increasing amounts of revenue from the sale of SNPware consumables.

In connection with the research and development collaborations that provided the majority of our revenue in the early years of our corporate history, we recognized revenue when related research expenses were incurred and when we satisfied specific performance obligations under the terms of the respective research contracts. Up front licensing fees obtained in connection with such agreements are deferred and amortized over the estimated performance period of the respective research contract.

GeneScreen DNA laboratory and SNP scoring services revenue is recognized on an accrual basis at the time test results are reported. Deferred revenue represents the unearned portion of payments received in advance of tests being completed.

To date, we have offered our SNPstream system hardware in two basic types of transactions, either a purchase and sale or an arrangement in which the customer takes possession of the system and pays an access fee to use it. Revenue on the sale of the hardware is recorded upon transfer of title and after we have met all of our significant performance obligations. Access fees payments, which are received when a system is initially placed, are deferred and revenue is recognized on a straight-line basis over the term of the agreement.

We have only recently begun to record revenue from the sale of SNPware consumables. Such revenue is recognized upon the transfer of title, generally when the SNPware products are shipped to our customer from our facility.


RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

Revenue. Revenue for the three months ended June 30, 2000 of $4.6 million represents an increase of $4.0 million as compared to revenue of $0.6 million for the corresponding period of 1999. The increase was largely due to the addition of our GeneScreen DNA testing operations and the access fees related to the placements of our SNPstream(TM) 25K instrument systems, sales of SNPware(TM) consumables and license revenue from an agreement to license our SNP-IT technology. The results of operations for the quarter ended June 30, 1999 do not include those of GeneScreen, Inc., which we acquired on December 30, 1999.

Cost of product revenue and access fees. Cost of product revenue and access fees for the three months ended June 30, 2000 was $0.5 million. The increase was attributable to the costs associated with the SNPstream instrument placements, primarily depreciation, and consumables sold, in the three months ended June 30, 2000. There were no sales for the quarter ended June 30, 1999.

Cost of clinical laboratory testing. Cost of clinical laboratory testing was $2.6 million for the three months ended June 30, 2000. The increase was attributable to the acquisition of GeneScreen on December 30, 1999, which provides 100% of the clinical laboratory testing.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expense including business development and general legal activities. Selling, general and administrative expenses for the three months ended June 30, 2000 was $8.2 million, an increase of $5.8 million, as compared to $2.4 million for the corresponding period of 1999. This increase was primarily attributable to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of becoming a public company and supporting our future growth, amortization of deferred compensation expense of $2.4 million and operating costs of $1.6 million related to GeneScreen which was acquired on December 30, 1999, of which $0.8 million represents amortization of intangibles related to the acquisition.

Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended June 30, 2000 was $12.3 million, compared to $3.4 million for the corresponding period of 1999. The increase in research and development expenses of $8.9 million, was primarily attributable to increased expenses as we hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, amortization of deferred compensation expense of $0.8 million, increased facilities expenses in connection with the expansion of our internal and collaborative research efforts and $6.6 million related to a $3.0 million cash payment made to and the fair value of 250,000 shares of common stock and 75,000 warrants to purchase common stock issued to Sarnoff Corporation under an amendment to a License and Option Agreement. As the technology licensed under this agreement has not reached technological feasibility and has no alternative uses, the $6.6 million has been charged to research and development. Future research and development expenses are expected to increase as additional personnel are hired and research and development facilities are expanded to accommodate our strategic collaborations and internal research.

Interest income. Interest income for the three months ended June 30, 2000 was $1.3 million, compared to interest income of approximately $0 for the first three months of 1999. This increase was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held as a result of our receipt of proceeds from our Series E private placement in December 1999 and January 2000 and our initial public offering in May 2000, offset by amounts used in operating activities.

Interest expense. Interest expense for the three months ended June 30, 2000 was $0.1 million compared to $0.5 million in the corresponding period in 1999. This was due to greater outstanding debt balance related to the bridge financing completed in June 1999 as compared to the lower outstanding debt balance in 2000 comprised entirely of borrowings on our equipment line of credit.

Net loss allocable to common stockholders. Due to the factors discussed above, for the three months ended June 30, 2000, we reported a net loss allocable to common stockholders of $18.0 million as compared to $5.7 million in the corresponding period in 1999.

Six Months Ended June 30, 2000 and 1999

Revenue. Revenue for the six months ended June 30, 2000 of $8.1 million represents an increase of $7.3 million as compared to revenue of $0.8 million for the corresponding period of 1999. The increase was largely due to the addition of our GeneScreen DNA testing operations and the access fees related to the placements of our SNPstream(TM) 25K instrument systems, Sales of consumables, license revenue from an agreement to license our SNP-IT technology and grant revenue. The results of operations for the six months ended June 30, 1999 do not include those of GeneScreen, Inc., which we acquired on December 30, 1999.

Cost of product revenue and access fees. Cost of product revenue and access fees for the six months ended June 30, 2000 was $0.6 million. The increase was attributable to the costs associated with the SNPstream instrument placements, primarily depreciation, and consumables sold, in the first six months of 2000. There were no sales for the six months ended June 30, 1999.

Cost of clinical laboratory testing. Cost of clinical laboratory testing was $4.8 million for the six months ended June 30, 2000. The increase was attributable to the acquisition of GeneScreen on December 30, 1999, which provides 100% of the clinical laboratory testing.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expense including business development and general legal activities. Selling, general and administrative expenses for the six months ended June 30, 2000 were $13.2 million, an increase of $9.2 million, as compared to $4.0 million for the corresponding period of 1999. This increase was primarily attributable to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of becoming a public company and supporting our future growth, amortization of deferred compensation expense of $3.2 million and operating costs of $3.1 million related to GeneScreen which was acquired on December 30, 1999, of which $1.6 million represents amortization of intangibles related to the acquisition.

Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the six months ended June 30, 2000 were $16.7 million, compared to $6.2 million for the corresponding period of 1999. The increase in research and development expenses of $10.5 million for the six months ended June 30, 2000, was primarily attributable to increased expenses as we hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, amortization of deferred compensation expense of $0.8 million, increased facilities expenses in connection with the expansion of our internal and collaborative research efforts and $7.8 million related to a $3.0 million cash payment made to and the fair value of 350,000 shares of common stock and 75,000 warrants to purchase common stock issued to Sarnoff Corporation as an advance on the issuances that would have been owed in December 2000 under a License and Option Agreement and an amendment of that agreement. As the technology licensed under this agreement has not reached technological feasibility and has no alternative uses, the $7.8 million has been charged to research and development. Future research and development expenses are expected to increase as additional personnel are hired and research and development facilities are expanded to accommodate our strategic collaborations and internal research.

Interest income. Interest income for the six months ended June 30, 2000 of $2.1 million increased $2.0 million compared to interest income of $0.1 million for the first six months of 1999. This $2.0 million increase was primarily due to interest received on larger cash, cash equivalent and short- term investment balances which we held as a result of our receipt of proceeds from our Series E private placement in December 1999 and January 2000 and our initial public offering in May 2000, offset by amounts used in operating activities.

Interest expense. Interest expense for the six months ended June 30, 2000 was $0.3 million compared to $0.5 million for the corresponding period in 1999. This was due to greater outstanding debt balance related to the bridge financing completed in June 1999 as compared to the lower outstanding debt balance in 2000, comprised entirely of borrowings on our equipment line of credit.

Net loss allocable to common stockholders. Due to the factors discussed above, for the six months ended June 30, 2000, we reported a net loss allocable to common stockholders of $55.1 million as compared to $9.7 million for the first six months of 1999. Net loss allocable to common stockholders includes a beneficial conversion feature on preferred stock for the six months ended June 30, 2000 of $29.6 million.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through research and development funding from collaborative partners and two private placements of equity securities that closed in March 1998 and in December 1999 and January 2000 with aggregate net proceeds from the private placements of approximately $102 million. The sale of the Series E mandatorily redeemable convertible preferred stock in December 1999 resulted in a $44.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 1999. The closing of Series E mandatorily redeemable convertible preferred stock in January 2000 resulted in an additional $29.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in the six months ended June 30, 2000. In December 1998, we obtained a secured $6.0 million equipment line of credit, for the purchase of plant and equipment at our corporate headquarters and research and development laboratories. At December 31, 1999, this funding commitment expired and at June 30, 2000 we had borrowings of $4.3 million outstanding under this facility. We lease our corporate and primary research facility under an operating lease which expires in 2008.

As part of our transition from a business model based on microfluidics technologies to one based on SNP scoring technologies, on April 13, 2000 we amended our License and Option Agreement with Sarnoff by making a single payment of approximately $3.0 million, issuing 250,000 shares of common stock and delivering a five-year warrant to purchase 75,000 shares of our common stock at an exercise price of $8.00 per share. Previously, on February 2, 2000, we issued 100,000 shares of common stock to Sarnoff as an advance on the issuances which would be owed in December 2000 for the two option fields previously exercised under the License and Option Agreement. As the licensed technology has not reached technological feasibility and has no alternative uses, the cash payment of approximately $3.0 million and the fair value of the equity securities of approximately $4.8 million was charged to research and development expense in the six months ended June 30, 2000.

As of June 30, 2000, we had $87.9 million in cash and cash equivalents and short-term investments, compared to $33.8 million as of December 31, 1999. This increase primarily reflects the completion of our private placement of equity securities and our initial public offering in May 2000 which generated approximately $48.4 million of proceeds, net of underwriting discounts and commissions and offering expenses, from the sale of a total of 6,900,000 shares of common stock, including the underwriters' over-allotment shares. To date, inflation has not had a material effect on our business. We believe that our cash reserves, expected short-term revenue, and the net proceeds of the initial public offering completed in May 2000 will be sufficient to fund our operations through at least the next 18 months. We may need to access the capital markets for additional financing to operate our ongoing business activities.

Net cash used in operations for the six months ended June 30, 2000 was approximately $19.2 million compared with approximately $8.6 million for the comparable period in 1999. Non-cash charges in the six months ended June 30, 2000 included compensation expense of $4.0 million and research and development expense from the issuance of equity securities of $4.8 million and depreciation and amortization expense of $2.7 million. Investing activities included $3.8 million in cash used during the six months June 30, 2000 for equipment purchases and $38.2 million for the net purchases of short term investments. Financing activities included the use of $1.5 million to repay debt from lines of credit and proceeds of $48.4 million from our initial public offering in May 2000 and $29.6 million from the sale of our Series E preferred stock in January 2000.

Working capital increased to approximately $87.3 million at June 30, 2000 from approximately $27.3 million at December 31, 1999. The increase in working capital was primarily due to our Series E mandatorily redeemable convertible preferred stock financing in January 2000 and our initial public offering in May 2000.

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

FORWARD LOOKING STATEMENTS

This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: results of operations; customer growth and retention; development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In April, May and June 2000, nine individuals exercised options to purchase an aggregate of 26,208 shares of our common stock for an aggregate purchase price of $24,711.

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

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number  Description
------  -----------

* 10.1 Non-Exclusive License Agreement by and between Registrant and PE Biosystems dated as of July 1, 2000.

* 10.2 Non-Exclusive License Agreement by and between Registrant and Amersham Pharmacia Biotech, Inc. dated as of June 12, 2000.

* 10.3 License and Supply Agreement for Automated SNP Analysis by and between Registrant and Bristol-Myers Squibb Company dated as of June 12, 2000.

  27    Financial Data Schedule

---------

* Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Act, filed on August 14, 2000.

     (b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the six months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ORCHID BIOSCIENCES, INC.

Date: August 14, 2000      By:  /s/ Donald R. Marvin
      ---------------      ---  -----------------------------------------------

                                DONALD R. MARVIN
                                Senior Vice President, Chief Operating
                                Officer, Chief Financial Officer
                                (principal financial and accounting officer)