Form 10-Q
period 2000-09-30
ORCHID BIOSCIENCES INC
filed 2000-11-14
CIK 1107216

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of October 31, 2000, was 33,184,981.

                   ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I FINANCIAL INFORMATION...............................................        1

Item 1. Financial Statements...............................................        1

Condensed Consolidated Balance Sheets as of December 31, 1999
and September 30, 2000 (unaudited).........................................        2

Condensed Consolidated Statements Of Operations for the three
and nine months ended September 30, 1999 and 2000 (unaudited)..............        3

Condensed Consolidated Statements Of Cash Flows for the nine months ended
September 30, 1999 and 2000 (unaudited)....................................        4

Notes To Condensed Consolidated Financial Statements (unaudited)...........        5

Item 2. Management's Discussion And Analysis Of Financial Condition
         And Results Of Operations.........................................       11

Item 3. Quantitative And Qualitative Disclosures About Market Risk.........       19

PART II  OTHER INFORMATION.................................................       19

Item 1. Legal Proceedings..................................................       19

Item 2. Changes In Securities And Use Of Proceeds..........................       20

Item 3. Defaults Upon Senior Securities....................................       20

Item 4. Submission Of Matters To A Vote Of Security Holders................       20

Item 5. Other Information..................................................       20

Item 6. Exhibits And Reports On Form 8-K...................................       21

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                 (in thousands except share and per share data)

                                                                                    December 31,       September 30,
                                     Assets                                             1999               2000
                                                                                  ----------------   ----------------
                                                                                                       (unaudited)
Current assets:
    Cash and cash equivalents                                                     $        33,804       $       14,881
    Restricted cash                                                                           400                   --
    Short-term investments                                                                     --               59,851
    Accounts receivable, net                                                                2,102                4,738
    Inventory                                                                                  --                3,614
    Other current assets                                                                    1,041                1,841
                                                                                     -------------        -------------
         Total current assets                                                              37,347               84,925
Equipment and leasehold improvements, net                                                   9,474               16,803
Goodwill, net                                                                              31,051               29,486
Other intangibles, net                                                                     16,519               15,339
Other assets                                                                                  465                1,400
                                                                                     -------------        -------------
         Total assets                                                             $        94,856       $      147,953
                                                                                     =============        =============
                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Note payable - bank                                                           $         1,000       $           --
    Current portion of long-term debt                                                       1,141                  982
    Accounts payable                                                                        2,302                2,940
    Accrued expenses                                                                        4,777                3,502
    Due to related party                                                                       64                   --
    Deferred revenue                                                                          789                  289
                                                                                     -------------        -------------
         Total current liabilities                                                         10,073                7,713
Long-term debt, less current portion                                                        4,122                3,334

Commitments and contingencies

Mandatorily redeemable convertible preferred stock, $.001 par value, none authorized at September 30, 2000 (note 1):
      Series C, at redemption value; issued and outstanding 2,480,176 and 0
         shares at December 31, 1999 and September 30, 2000, respectively                  27,530                   --
      Series E; issued and outstanding 7,934,966 and 0 shares at
         December 31, 1999 and September 30, 2000, respectively                            39,035                   --
      Series E to be issued, at redemption value (4,974,694 shares
         at December 31, 1999)                                                             22,381                   --
                                                                                     -------------        -------------
                                                                                           88,946                   --
                                                                                     -------------        -------------


See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets, continued
                 (in thousands except share and per share data)


                                                                                      December 31,       September 30,
                                                                                          1999               2000
                                                                                     ---------------    ----------------
                                                                                                          (unaudited)
Stockholders' equity (deficit):
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares; no
      shares issued or outstanding                                                $               --    $            --
    Convertible preferred stock, $.001 par value (see note 12):
      Series A; issued and outstanding 970,900 and 0 shares at December 31,
         1999 and September 30, 2000, respectively                                                 1                 --
      Series B, issued and outstanding 103,840 and 0 shares at December 31,
         1999 and September 30, 2000, respectively                                                --                 --
    Common stock, $.001 par value.  Authorized 50,000,000 shares; issued and outstanding 845,450 and 33,183,402 shares at December 31,
      1999 and September 30, 2000, respectively                                                    1                 33
    Common stock to be issued (10,000 shares at December 31, 1999)                                76                 --
    Additional paid-in capital                                                                50,325            238,800
    Deferred compensation                                                                     (7,930)           (16,866)
    Unrealized gains on available for sale securities                                             --                230
    Accumulated deficit                                                                      (50,758)           (85,291)
                                                                                     ----------------   ----------------
         Total stockholders' equity (deficit)                                                 (8,285)           136,906
                                                                                     ----------------   ----------------
         Total liabilities and stockholders' equity (deficit)                     $           94,856    $       147,953
                                                                                     ================   ================

See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                 (in thousands except share and per share data)
                                  (unaudited)



                                                       Three months ended                 Nine months ended
                                                          September 30,                      September 30,
                                                 -------------------------------    -------------------------------
                                                     1999             2000              1999             2000
                                                 -------------   ---------------    -------------   ---------------
Revenues:
    Product revenue and access fees              $         --    $          826     $         --    $        1,756
    Clinical laboratory testing                            --             2,950               --             9,110
    Grant revenue                                         439                69              746               447
    Collaboration revenue                                  --                --              500                --
    License and other revenue                              --             1,086               --             1,678
                                                 -------------   ---------------    -------------   ---------------
           Total revenues                                 439             4,931            1,246            12,991
                                                 -------------   ---------------    -------------   ---------------
Operating expenses:
    Cost of product revenue and access fees                --               644               --             1,254
    Cost of clinical laboratory testing                    --             2,175               --             7,010
    Selling, general and administrative                 1,635             8,056            5,635            21,232
    Research and development                            3,373             4,198            9,530            20,940
                                                 -------------   ---------------    -------------   ---------------
           Total operating expenses                     5,008            15,073           15,165            50,436
                                                 -------------   ---------------    -------------   ---------------
           Loss from operations                        (4,569)          (10,142)         (13,919)          (37,445)
Other income (expense):
    Interest income                                        34             1,177              140             3,267
    Interest expense                                     (440)              (21)            (944)             (279)
    Other expense                                          --                --               --               (76)
                                                 -------------   ---------------    -------------   ---------------
           Total other income (expense)                  (406)            1,156             (804)            2,912
                                                 -------------   ---------------    -------------   ---------------
           Net loss                                    (4,975)           (8,986)         (14,723)          (34,533)
Beneficial conversion feature of preferred
    stock                                                  --                --               --            29,574
                                                 -------------   ---------------    -------------   ---------------
           Net loss allocable to common
             stockholders                        $     (4,975)   $       (8,986)    $    (14,723)   $      (64,107)
                                                 =============   ===============    =============   ===============
Basic and diluted net loss per share
    allocable to common stockholders
    (note 2)                                     $      (7.07)   $        (0.27)    $     (20.20)   $        (3.61)
Shares used in computing basic and
    diluted net loss per share allocable
    to common stockholders (note 2)                   703,388        33,175,076          728,752        17,769,069
                                                 =============   ===============    =============   ===============


See accompanying notes to condensed consolidated financial statements.

                           ORCHID BIOSCIENCES, INC.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                         ----------------------
                                                                           1999         2000
                                                                         ---------    ---------
Cash flows from operating activities:
    Net loss                                                             $ (14,723)   $ (34,533)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Noncash research and development expense                                --        4,775
        Noncash compensation expense                                           416        6,187
        Noncash interest expense                                               358           --
        Depreciation and amortization                                          606        4,246
        Changes in assets and liabilities:
          Accounts receivable                                                   --       (2,636)
          Inventory                                                             --       (3,614)
          Other current assets                                                  (2)        (425)
          Other assets                                                        (126)         (38)
          Accounts payable                                                   2,837          638
          Accrued expenses                                                   1,049       (1,275)
          Due to related party                                                (381)         (64)
          Deferred revenue                                                    (250)        (500)
                                                                         ---------    ---------
            Net cash used in operating activities                          (10,216)     (27,239)
                                                                         ---------    ---------
Cash flows from investing activities:
    Capital expenditures                                                    (6,489)      (8,602)
    Decrease in restricted cash                                                 --          400
    Maturities of short-term investments                                     7,615       19,378
    Purchase of short-term investments                                          --      (78,999)
                                                                         ---------    ---------
            Net cash provided by (used in) investing activities              1,126      (67,823)
                                                                         ---------    ---------
Cash flows from financing activities:
    Net proceeds from issuance of Series E mandatorily redeemable
       convertible preferred stock                                              --       29,574
    Proceeds from issuance of debt from line of credit                       1,894           --
    Repayment of debt on lines of credit                                      (181)      (1,947)
    Proceeds from convertible term notes                                     6,515           --
    Proceeds from issuance of common stock                                      --       48,405
    Proceeds from issuance of common stock warrants                          1,075           --
    Proceeds from exercise of common stock options                               3          107
                                                                         ---------    ---------
            Net cash provided by financing activities                        9,306       76,139
                                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents                           216      (18,923)
Cash and cash equivalents at beginning of period                               473       33,804
                                                                         ---------    ---------
Cash and cash equivalents at end of period                               $     689    $  14,881
                                                                         =========    =========
Supplemental disclosure of noncash financing and investing activities:
    Deferred compensation from grant of common stock options             $     739    $  15,123
    Issuance of common stock and common stock warrants for
      technology licenses                                                       --        4,775
    Issuance of common stock in connection with supply agreement                --        1,500
    Issuance of common stock warrants in connection with
      borrowings on line of credit                                               8           --
    Conversion of mandatorily redeemable convertible preferred
      stock and convertible preferred stock into common stock                   --      118,521
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                      79          279

See accompanying notes to condensed consolidated financial statements.

                   ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1999 and 2000
                                  (unaudited)


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

(2)  Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options, warrants, convertible preferred stock and/or mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal. The Company has reflected $29,573,564 as a beneficial conversion feature in the net loss allocable to common stockholders for the nine months ended September 30, 2000 for the 5,971,903 shares of Series E mandatorily redeemable convertible preferred stock ("Series E stock") sold in January 2000. The amount of the beneficial conversion feature was calculated as the difference between the fair value of the Company's common stock on the commitment date of $11.75 per share over the conversion price of $4.50 per share, with a limitation that the beneficial conversion feature can not exceed the gross proceeds received from the issuance of the stock.

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

                                                    Three months ended     Nine months ended,
                                                    September 30, 1999     September 30, 1999
                                                    -------------------    -------------------
                                                                        (in thousands)
Revenues...........................................  $4,928                      $ 11,779
Net loss allocable to common stockholders.......... $(5,102)                     $(16,522)

Basic and diluted net loss per share allocable
to common stockholders.............................  $(7.25)                     $ (22.67)

(4)  Employment Agreements

Effective January 2000, the Company entered into three year employment agreements with two executives of the Company. In certain cases, the Company may be obligated to pay the executive's salary and benefits for up to eighteen months after leaving the Company.

(5)  Sale of Convertible Preferred Stock

In January 2000, the Company completed the sale of 5,971,903 shares of Series E stock for gross proceeds of $29,573,564. The issuance of these securities resulted in a $29,573,564 beneficial conversion feature which increased net loss per share allocable to common stockholders in the nine months ended September 30, 2000. The fair value of the Company's common stock on the commitment date was $11.75; however, the amount of the beneficial conversion feature was limited to the amount of gross proceeds received from the issuance of the Series E stock. The Company also issued 1,040,341 shares of Series E stock related to the conversion of the Affymetrix convertible promissory note and for cash received by December 31, 1999 for which shares were not issued, and which was included in Series E stock to be issued at December 31, 1999.

(6)  Stock Option Grants

In January and on February 2, 2000, the Company granted 36,500, 729,400, 40,750 and 40,750 stock options under the 2000 Employee, Director and Consultant Stock Plan at exercise prices of $1.25, $6.00, $8.00 and $12.00, respectively, for which an initial compensation charge of approximately $4.3 million was recorded in the first quarter of 2000 and will be recognized over the respective vesting periods of the options. Some of these amounts result from grants to consultants which are subject to remeasurement at the end of each reporting period based upon the changes in the fair value of the common stock until the consultant completes performance under the option agreement. In addition, the Company issued 800,000 performance based stock options at exercise prices of $6.00 for which compensation expense will be measured as the difference between the fair value of our common stock at the time the performance criteria is met and the exercise price and will be immediately recorded as compensation expense.

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

During the quarter ended June 30, 2000, the Company issued approximately 214,000 stock options at various exercise prices to certain employees, directors and consultants for which an initial compensation charge of approximately $5.1 million was recorded and will be recognized over the respective vesting periods of the options. Some of these amounts result from grants to consultants which are subject to remeasurement at the end of each reporting period based upon the changes in the fair value of the common stock until the consultant completes performance under the option agreement and from the measurement of compensation charges on performance based options where performance was achieved.

Deferred compensation decreased by approximately $900,000 for the quarter ended September 30, 2000 as a result of remeasurement based upon a change in the fair value of the common stock underlying options granted by the Company to consultants prior to the third quarter of 2000.

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

(9)  NEN Agreement

On February 21, 2000, the Company entered into an Agreement for the License and Supply of Terminators with NEN Life Science Products, Inc., now known as NEN Life Sciences, Inc. ("NEN") pursuant to which NEN has agreed to supply the Company with terminators for use in the Company's SNPware kits. In consideration of NEN's agreement to supply the Company with terminators at favorable prices, the Company sold NEN 125,000 shares of its common stock for a purchase price of $750,000 and paid NEN an up-front fee of $750,000. The Company also agreed to pay NEN a certain percentage of net sales revenue based on the number of SNPware kits sold, in certain cases. The 125,000 shares had a fair value of $1,500,000 on the date of the agreement. Since the products being supplied are used in the Company's current products and may be used in future products, the Company deferred and is amortizing the $750,000 up-front fee plus the $750,000 excess of the fair value of the issued common stock over the purchase price (or a total of $1.5 million) over the estimated four year term of the agreement on a straight-line basis. The Company measured the fair value of the common stock on the date of the agreement as these shares were fully paid and nonforfeitable on that date. The Company is required to purchase quantities of products with an approximate minimum value during each annual period from the effective date as follows: first year $333,000, second year $700,000, third year $990,000 and fourth year $1,320,000. Either party can terminate the agreement any time after four years from the commencement date, without cause, upon 90 days written notice.

(10) Sarnoff Agreement

On April 13, 2000, the Company amended its License and Option Agreement with Sarnoff Corporation ("Sarnoff"). Under the terms of the amendment, in lieu of all future cash payment, research funding, potential royalty payment and stock issuance obligations, the Company made a payment to Sarnoff of approximately $3.0 million, issued 250,000 shares of common stock and granted five-year warrants to purchase 75,000 shares of common stock to Sarnoff at an exercise price of $8.00 per share. The Company exercised the remaining two option fields on a non-exclusive basis as a result of this amendment. Previously, on February 2, 2000, the Company issued 100,000 shares of common stock to Sarnoff as an advance on the issuances which would be owed in December 2000 for the two option fields previously issued under the License and Option Agreement. As this licensed technology has not reached technological feasibility and has no alternative future uses, the cash payment of approximately $3.0 million and the fair value of the equity securities of approximately $4.8 million was charged to research and development expense during the nine months ended September 30, 2000.

(11)  Collaboration Agreement with SNP Consortium Ltd.

In July 2000, the Company expanded its collaboration with the SNP Consortium Ltd. under which the Company will perform certain SNP scoring service for determining the allelic frequency of 60,000 SNP genomic markers in diverse populations. The term of this collaboration is through the earlier of March 1, 2001 or completion of the project. The Company will bear all costs to perform these services. To fulfill its commitment under this collaboration, the Company will accelerate the hiring of personnel for, and use of SNPware consumables in the Company's MegaSNPatron facility, resulting in additional research and development expenses over the next six to twelve months of between $3 million and $6 million. The Company will additionally need to accelerate previously planned capital expenditures relating to the build-out of the MegaSNPatron facility of approximately $4 million. In exchange, the Company has the right to commercialize certain technology developed as a result of performing these services.

(12)  Change in Authorized Shares

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

(13)  Initial Public Offering

In May 2000, the Company completed its initial public offering of 6,900,000 shares of common stock at a price of $8.00 per share (excluding underwriters' discounts and commissions), generating net proceeds of approximately $48.4
million.   All shares of Series A Convertible Preferred Stock ("Series A stock"), Series B Convertible Preferred Stock ("Series B stock"), and Series E stock outstanding as of the closing date of the offering were automatically converted into shares of common stock on a one-for-one basis. The 2,480,176 shares outstanding of Series C Convertible Preferred Stock ("Series C stock") converted into 4,825,259 shares of common stock. No dividends were paid on any of the Series A, B, C, or E stock.

(14)  Inventory

Inventory at September 30, 2000 consists entirely of raw materials.

(15)  Legal Matters

The Company has been in discussions with St. Louis University of St. Louis, Missouri regarding its belief that the Company's SNP scoring technology infringes certain claims under U.S. patent 5846710, which is controlled by the
University.   Although the Company is confident that its SNP scoring technology does not infringe any claims under the University's patent, the Company nonetheless entered into discussions with the University regarding the scope of these claims in the hope of resolving the issue. Upon the failure to reach agreement with the University, in August 2000 the Company filed a lawsuit against the University in the U.S. District Court for the Southern District of California, Case No. 00CV1558L (JFS), seeking declaratory judgment of non-infringement, invalidity and non-enforceability with respect to the University's patent. While the Company believes that its position in this action is strong, patent litigation is complex and likely will result in claims against the
Company, including patent infringement.   As a result, the outcome of this
action is uncertain. Furthermore, while the Company is seeking declaratory judgment in this action, the lawsuit could take significant time, be expensive and divert our management's attention from other business concerns.

Other than discussed above, the Company is not a party to any material legal proceeding. The Company is engaged in discussions with Motorola, Inc. ("Motorola") in an attempt to resolve certain areas of disagreement that have arisen under the existing collaboration in the area of microfluidics. The primary issue of disagreement between the parties relates to whether, under the terms of the agreement with Motorola, Motorola has a right to obtain a license to the Company's SNP-IT technology for use with Motorola's microfluidic chips. While the Company believes that, under the terms of the agreement, Motorola has no rights to its SNP-IT technology, there can be no assurance that an agreement can be reached with Motorola on this issue or that the Company would prevail if this dispute were to develop into arbitration or litigation. Nonetheless, the Company believes that, even if it fails to successfully resolve this issue or to prevail in any such arbitration or litigation, it would only be obligated to grant Motorola a non-exclusive license to use its SNP-IT technology with Motorola's microfluidic chips on terms no less favorable than those offered to other licensees. The Company does not believe that such a result is likely to have a material adverse affect on the Company's business, financial condition and operating results.

(16)  Self-Insurance Reserve

GeneScreen Inc., the Company's wholly owned subsidiary, is self-insured for the risk of loss relating to certain litigation claims that might arise from GeneScreen's testing results. However, due to provisions in certain service contracts, GeneScreen is insured for claims arising from testing performed under the Texas, Ohio and Arizona contracts. Insurance coverage began in 1995 for testing under the Texas contract, in 1997 for testing under the Ohio and Arizona contracts and all other contracts in August 1998. Management estimates future litigation costs based on historical litigation experience. The accrued litigation reserve for the self-insured risk at September 30, 2000 was $156,000.

(17)  Segment Information

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

The Company evaluates performance of and allocates resources to the segments. Prior to the acquisition of GeneScreen on December 30, 1999, the Company was operated and managed as one business. Segment information as of and for the three and nine months ended September 30, 2000 for Orchid and GeneScreen is as follows:


                                              Orchid    GeneScreen    Total
                                             --------   ----------  ---------
                                                      (in thousands)
    Nine months:
        Revenues from external customers   $   3,881    $  9,110    $ 12,991
        Segment net loss                     (31,295)     (3,238)    (34,533)

    Three months:
        Revenues from external customers       1,981       2,950       4,931
        Segment net loss                      (7,635)     (1,351)     (8,986)

    Total assets                             110,483      37,470     147,953

(18)  Comprehensive Loss

The only comprehensive income item the Company has is unrealized gains on available for sale securities. The following table reconciles net loss to comprehensive loss for the three and nine months ended September 30, 1999 and 2000:

                                              Three months ended       Nine months ended
                                                  September 30,          September 30,
                                             ---------------------  ---------------------
                                               1999        2000        1999       2000
                                             --------    -------     -------     -------
                                                            (in thousands)
      Net loss                               $  (4,975)  $ (8,986)  $ (14,723)  $ (34,533)
      Other comprehensive income:
        Unrealized gains on available
        for sale securities                         --        230          --         230
                                             ----------  ---------  ----------  ---------
      Comprehensive loss                     $  (4,975)  $ (8,756)  $ (14,723)  $ (34,303)
                                             ==========  =========  ==========  =========

                            ORCHID BIOSCIENCES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 should be read in conjunction with the sections of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on May 4, 2000, as amended, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following discussion of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward looking statements. Such forward looking statements contained herein are based on current expectations. Prospective investors are cautioned that any such forward- looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the "Forward Looking Statements" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section of our final prospectus dated May 4, 2000, comprising a part of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

We are engaged in the development and commercialization of genetic diversity technologies, products and services. Since we began operations in March 1995, we have devoted substantially all of our resources to the development and application of a portfolio of products and services using our proprietary biochemistry for scoring single nucleotide polymorphisms, or SNPs, and microfluidics technologies for applications in drug discovery, principally in the field of pharmacogenetics and DNA synthesis.

For the first three years of our existence, we were primarily focused on developing our microfluidics technologies for applications in high-throughput synthesis of small molecules under collaborative research programs with SmithKline Beecham and Sarnoff Corporation. During this period, we derived most of our revenues through payments from SmithKline Beecham. Revenues during these early years fluctuated due to the timing of both work performed under the contract with SmithKline Beecham and achievement of milestone revenues. After management and an independent third-party consulting firm conducted a strategic review of our business strategy in the first half of 1998, we decided to apply our research and development efforts to the fields of pharmacogenetics and DNA synthesis. As a result of this review of our business focus, in September 1998, we acquired substantially all of the assets of Molecular Tool, Inc., a wholly-owned subsidiary of GeneScreen, Inc., for approximately $7.1 million in cash, debt and equity securities. Molecular Tool's proprietary SNP-IT primer-extension technology for scoring SNPs complemented our microfluidics technologies well and together, these technologies have formed the basis for our current SNP technology, products and services.

On December 30, 1999, we acquired GeneScreen, Inc. for a net purchase price of $42.7 million consisting of a combination of cash and shares of our series E mandatorily redeemable convertible preferred stock, offset by the cancellation of certain debt owed to GeneScreen. We included $28.5 million as a beneficial conversion feature in the purchase price. The amount of the beneficial conversion feature was calculated as the difference between the $11.75 per share fair value of our common stock on December 22, 1999, the commitment date which was the date of the merger agreement for the acquisition, over the $4.50 per share conversion price of the stock. GeneScreen is a company engaged in DNA laboratory analysis for paternity, forensics and transplantation testing which had revenues of approximately $13.7 million in 1999. In connection with the acquisition of GeneScreen, we recorded approximately $43.1 million of goodwill and other intangible assets, which we will amortize over periods ranging from four to fifteen years.

Most of our current activities and resources are directed toward commercializing our SNP scoring products and services that apply our proprietary SNP-IT primer-extension technology. We expect to recognize revenues from both the placements of our SNPstream instrument systems and the sale of our SNPware consumables. We also expect each SNPstream system we place will generate an additional revenue stream from the sale of our SNPware consumables. We also provide, or plan to provide, a variety of genetic diversity services to the pharmaceutical and biotechnology industries through our high-throughput MegaSNPatron facility.

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

GeneScreen's DNA testing business is dependent upon contracts with various governmental entities to provide paternity testing. These contracts are generally put out to bid by each respective state every one to three years. The contract bidding process is highly competitive and the award varies from state to state. In some states contracts are awarded solely based on the lowest price while others use a scoring matrix to achieve the desired mix of price, quality and service. GeneScreen derives its transplantation business through tissue typing and donor drive support services with independent bone marrow donor registries, under contract with the National Marrow Program, or NMDP, and on a fee-for-service basis directly with NMDP-affiliated donor centers. Bone marrow registries are not-for-profit agencies that facilitate hematopoietic cell transplants through organizing volunteer donor drives, maintaining donor registries and other educational services. With the acquisition of GeneScreen, we expect to generate service revenue in fiscal year 2000 and use GeneScreen's CLIA approved testing laboratories to expand our genetic diversity testing business and services.

Our ability to achieve profitability will depend in part on our ability to successfully develop and commercialize our proprietary SNP scoring and microfluidics technologies in the form of products and services for pharmaceutical and biotechnology companies and research institutions. We introduced our SNPstream 25K SNP scoring system, SNPware consumables and related services in late 1999. We intend to develop prototype SNPstream instruments with lower throughput capabilities. Because our proprietary SNP-IT primer-extension technology is very adaptable to other hardware platforms, we intend to offer our SNPware consumables for use on instruments made or sold by other companies. Our collaborations with Affymetrix, Inc. and Amersham Pharmacia Biotech are examples of this platform propagation strategy.

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

Through December 31, 1999, we had recorded an aggregate of $9.8 million of deferred compensation expense resulting from the granting of stock options to employees, directors or consultants covering shares of common stock, which stock options had exercise prices below the fair value of the underlying common stock at the date of their grant. Net of prior amortization, net deferred compensation of $7.9 million at December 31, 1999 will be amortized over the vesting periods of the respective options, typically four years. In January and February 2000, we issued 36,500, 729,400, 40,750 and 40,750 stock options at exercise prices of $1.25, $6.00, $8.00 and $12.00, respectively, for which we recorded deferred compensation of $4.3 million which will be amortized over the respective vesting periods of the options. Included in the 729,400 options are 520,000 options granted to executive officers at an exercise price of $6.00 per share for which we recorded deferred compensation of $3.1 million, which is included in the $4.3 million, and which will be amortized over the respective vesting periods. On March 31, 2000, we granted 289,660 stock options at exercise prices of $12.00 for which we recorded deferred compensation of $800,000 which will be amortized over the respective vesting periods of the options. In addition, in February 2000, we issued 800,000 performance based stock options, at exercise prices of $6.00 per share, including 600,000 to executive officers, for which compensation expense will be measured as the difference between the fair value of our common stock at the time the performance criteria is met and the exercise price and will be immediately recorded as compensation expense. During the quarter ended June 30, 2000, the Company issued approximately 214,000 stock options at various exercise prices to certain employees, directors and consultants for which an initial compensation charge of approximately $5.1 million was recorded and will be recognized over the respective vesting periods of the options. Amortization of deferred compensation and compensation charges from remeasurement of consultant options and from the measurement of performance based options where performance was achieved, for the nine months ended September 30, 2000 was $6.2 million.

We anticipate recording total compensation charges resulting from the amortization of the deferred compensation recorded as of September 30, 2000 approximately as follows, in millions:



          Three months ending                  Year ending
              December 31,                     December 31,
           -----------------  ------------------------------------------
                 2000           2001        2002       2003       2004
               --------       --------    --------   --------   --------
                $ 1.8          $ 6.1       $ 5.0      $ 3.7      $ 0.3


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

We have incurred losses since inception, and, as of September 30, 2000, we had total stockholders' equity of $136.9 million, including an accumulated deficit of $85.3 million. We anticipate incurring additional losses over at least the next several years. We expect these losses to continue as we expand the commercialization of our products and services to the research market and we fully implement our proprietary SNP value creation business strategies. We expect this expansion to result in increases in research and development, marketing and sales, and general and administrative expenses. Payments under strategic alliances, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Sources of Revenues and Revenue Recognition

We have had, and expect in the future to have, several sources of revenues. Prior to our acquisition of GeneScreen, we derived substantially all of our revenues from research and development collaborations, technology grants and awards from several governmental agencies. GeneScreen derives its revenues from the performance of laboratory DNA testing services. In 1999, we derived our first revenues from the placement of our first commercial SNPstream hardware system, and commencing in 2000, we anticipate deriving increasing amounts of revenues from the sale of SNPware consumables.

In connection with the research and development collaborations that provided the majority of our revenues in the early years of our corporate history, we recognized revenues when related research expenses were incurred and when we satisfied specific performance obligations under the terms of the respective research contracts. Up front fees obtained in connection with such agreements are deferred and amortized over the estimated performance period of the respective research contract.

GeneScreen DNA laboratory and SNP scoring services revenues are recognized on an accrual basis at the time test results are reported. Deferred revenue represents the unearned portion of payments received in advance of tests being completed.

To date, we have offered our SNPstream system hardware in two basic types of transactions, either a purchase and sale transaction or an arrangement in which the customer takes possession of the system and pays an access fee for its use. Revenues on the sale of the hardware is recorded upon transfer of title and after we have met all of our significant performance obligations. Access fee payments, which are received when a system is initially placed, are deferred and revenue is recognized on a straight-line basis over the term of the agreement.

In early 2000, we began to record revenues from the sale of SNPware consumables. Revenues from these sales are recognized upon the transfer of title, generally when the SNPware products are shipped to our customers from our facility.

Revenues from license arrangements are recognized when an arrangement is entered into if the Company has no significant continuing involvement under the terms of the arrangement. If the Company has significant continuing involvement under such an arrangement, license fees are deferred and amortized over the estimated performance period.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

Revenues. Revenues for the three months ended September 30, 2000 of $4.9 million represents an increase of $4.5 million as compared to revenues of $0.4 million for the corresponding period of 1999. The increase was largely due to revenues generated by our GeneScreen DNA testing operations of $3.0 million and revenues generated from access fees related to the placements of our SNPstream(TM) 25K instrument systems and sales of SNPware(TM) consumables of $0.8 million.
License and other revenues, primarily from agreements to license our SNP-IT technology, were $1.1 million for the three months ended September 30, 2000.
The results of operations for the quarter ended September 30, 1999 do not include those of GeneScreen, Inc., which we acquired on December 30, 1999. GeneScreen revenues during the three months ended September 30, 1999 were approximately $4.5 million.

Cost of product revenues and access fees. Cost of product revenues and access fees for the three months ended September 30, 2000 was $0.6 million compared to $0 for the corresponding period of 1999. The increase was attributable to the costs associated with the SNPstream instrument placements, primarily depreciation, and consumables sold, in the three months ended September 30, 2000. There were no cost of product revenues and access fees for the quarter ended September 30, 1999.

Cost of clinical laboratory testing. Cost of clinical laboratory testing was $2.2 million for the three months ended September 30, 2000 compared to $0 in the corresponding period of 1999. The increase was attributable to the acquisition of GeneScreen on December 30, 1999, which provides 100% of the clinical laboratory testing. There was no cost of clinical laboratory testing for the three months ending September 30, 1999 due to the fact that we had not yet acquired GeneScreen at that time. Cost of clinical laboratory testing for GeneScreen for the three months ended September 30, 1999 was approximately $3.0 million.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses for the three months ended September 30, 2000 were $8.1 million, an increase of $6.5 million, as compared to $1.6 million for the corresponding period of 1999. We attribute this increase primarily to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of becoming a public company and supporting our future growth, amortization of deferred compensation expense of $1.7 million and operating costs of $1.9 million related to GeneScreen which was acquired on December 30, 1999, of which $0.8 million represents amortization of intangibles related to the acquisition.

Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended September 30, 2000 were $4.2 million, compared to $3.4 million for the corresponding period of 1999. The increase in research and development expenses of $0.8 million, was primarily attributable to increased expenses as we hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, amortization of deferred compensation expense of $0.5 million, and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts. Future research and development expenses are expected to increase as we hire additional personnel and expand our research and development facilities to accommodate our strategic collaborations and internal research.

Interest income. Interest income for the three months ended September 30, 2000 was $1.2 million, compared to approximately $0 for the corresponding period of 1999. This increase was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held as a result of our Series E private placement in December 1999 and January 2000 and our initial public offering in May 2000, offset by amounts used to fund operating activities.

Interest expense. Interest expense for the three months ended September 30, 2000 was approximately $0 compared to $0.4 million in the corresponding period in 1999. This was due to a greater average outstanding debt balance related to the bridge financing completed in June 1999 as compared to a lower average outstanding debt balance in 2000, comprised entirely of borrowings on our equipment line of credit.

Net loss allocable to common stockholders. Due to the factors discussed above, for the three months ended September 30, 2000, we reported a net loss allocable to common stockholders of $9.0 million as compared to $5.0 million in the corresponding period in 1999.

Nine Months Ended September 30, 2000 and 1999

Revenues. Revenues for the nine months ended September 30, 2000 of $13.0 million represents an increase of $11.8 million as compared to revenues of $1.2 million for the corresponding period of 1999. The increase was largely due to revenues generated from our GeneScreen DNA testing operations of $9.1 million and revenues generated from access fees related to the placements of our SNPstream(TM) 25K instrument systems and sales of consumables of $1.8 million. License and other revenues, primarily from agreements to license our SNP-IT technology, were $1.7 million and grant revenues were $0.4 million for the nine months ended September 30, 2000. The results of operations for the nine months ended September 30, 1999 do not include those of GeneScreen, Inc., which we acquired on December 30, 1999. GeneScreen revenues during the nine months ended September 30, 1999 were approximately $10.5 million.

Cost of product revenues and access fees. Cost of product revenues and access fees for the nine months ended September 30, 2000 was $1.3 million compared to $0 for the comparable period in 1999. The increase was attributable to the costs associated with the SNPstream instrument placements, primarily depreciation, and consumables sold, in the first nine months of 2000. There were no sales for the nine months ended September 30, 1999.

Cost of clinical laboratory testing. Cost of clinical laboratory testing was $7.0 million for the nine months ended September 30, 2000 as compared to $0 for the corresponding period in 1999. The increase was attributable to the acquisition of GeneScreen on December 30, 1999, which provides 100% of our clinical laboratory testing. There was no cost of clinical laboratory testing for the nine months ended September 30, 1999 due to the fact that we had not yet acquired GeneScreen at that time. Cost of clinical laboratory testing of GeneScreen for the nine months ended September 30, 1999 was approximately $6.9 million.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expense including business development and general legal activities. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $21.2 million, an increase of $15.6 million, as compared to $5.6 million for the corresponding period of 1999. This increase was primarily attributable to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of becoming a public company and supporting our future growth, amortization of deferred compensation expense of $4.9 million and operating costs of $5.0 million related to GeneScreen which was acquired on December 30, 1999, of which $2.4 million represents amortization of intangibles related to the acquisition.

Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the nine months ended September 30, 2000 were $20.9 million, compared to $9.5 million for the corresponding period of 1999. The increase in research and development expenses of $11.4 million for the nine months ended September 30, 2000, was primarily attributable to increased expenses as we hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, amortization of deferred compensation expense of $1.3 million, increased facilities expenses in connection with the expansion of our internal and collaborative research efforts and $7.8 million related to a $3.0 million cash payment made to and the fair value of 350,000 shares of common stock and 75,000 warrants to purchase common stock issued to Sarnoff Corporation as an advance on the issuances that would have been owed in December 2000 under a License and Option Agreement and an amendment of that agreement. As the technology licensed under this agreement has not reached technological feasibility and has no alternative uses, the $7.8 million has been charged to research and development in the nine months ended September 30, 2000. Future research and development expenses are expected to increase as we hire additional personnel and expand our research and development facilities to accommodate our strategic collaborations and internal research. As part of our expanded collaboration with the SNP Consortium, we will accelerate the hiring of personnel for, and use of SNPware consumables in our MegaSNPatron facility. We estimate that this will result in additional research and development expenses over the next six to twelve months of between $3 million and $6 million.

Interest income. Interest income for the nine months ended September 30, 2000 of $3.3 million increased $3.2 million compared to interest income of $0.1 million for the first nine months of 1999. This increase was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held as a result of our Series E private placement in December 1999 and January 2000 and our initial public offering in May 2000, offset by amounts used in operating activities.

Interest expense. Interest expense for the nine months ended September 30, 2000 was $0.3 million compared to $0.9 million for the corresponding period in 1999. This was due to a greater average outstanding debt balance related to the bridge financing completed in June 1999 as compared to a lower average outstanding debt balance in 2000, comprised entirely of borrowings on our equipment line of credit.

Net loss allocable to common stockholders. Due to the factors discussed above, for the nine months ended September 30, 2000, we reported a net loss allocable to common stockholders of $64.1 million as compared to $14.7 million for the
first nine months of 1999.   Net loss allocable to common stockholders includes
a beneficial conversion feature on preferred stock for the nine months ended September 30, 2000 of $29.6 million.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through research and development funding from collaborative partners and two private placements of equity securities that closed in March 1998 and in December 1999 and January 2000 with aggregate net proceeds from the private placements of approximately $102 million. The sale of the series E mandatorily redeemable convertible preferred stock in December 1999 resulted in a $44.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 1999. The closing of series E mandatorily redeemable convertible preferred stock in January 2000 resulted in an additional $29.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in the nine months ended September 30, 2000. In December 1998, we obtained a secured $6.0 million equipment line of credit, for the purchase of plant and equipment at our corporate headquarters and research and development laboratories. At December 31, 1999, this funding commitment expired and at September 30, 2000 we had borrowings of $3.9 million outstanding under this facility. We lease our corporate and primary research facility under an operating lease which expires in 2008.

As part of our transition from a business model based on microfluidics technologies to one based on SNP scoring technologies, on April 13, 2000 we amended our License and Option Agreement with Sarnoff by making a single payment of approximately $3.0 million, issuing 250,000 shares of common stock and delivering a five-year warrant to purchase 75,000 shares of our common stock at an exercise price of $8.00 per share. Previously, on February 2, 2000, we issued 100,000 shares of common stock to Sarnoff as an advance on the issuances which would be owed in December 2000 for the two option fields previously exercised under the License and Option Agreement. As the licensed technology has not reached technological feasibility and has no alternative uses, the cash payment of approximately $3.0 million and the fair value of the equity securities of approximately $4.8 million was charged to research and development expense in the nine months ended September 30, 2000.

In May 2000, we completed our initial public offering of 6,900,000 shares of common stock, including the sale of over-allotment shares to the underwriters, at a price of $8.00 per share (excluding underwriters' discounts and commissions), generating net proceeds of approximately $48.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. All shares of series A convertible preferred stock, series B convertible preferred stock and series E convertible preferred stock outstanding as of the closing date of the offering were automatically converted into shares of common stock on a one-for-one basis. The 2,480,176 shares outstanding of series C mandatorily redeemable convertible preferred stock converted into 4,825,259 shares of common stock. No dividends were paid on any of our preferred stock.

As of September 30, 2000, we had $74.7 million in cash and cash equivalents and short-term investments, compared to $33.8 million as of December 31, 1999. This increase primarily reflects the completion of our private placement of equity securities in January 2000 and our initial public offering in May 2000, including the underwriters' over-allotment shares. To date, inflation has not had a material effect on our business. We believe that our cash reserves and expected short-term revenue will be sufficient to fund our operations through at least the next 18 months. We may need to access the capital markets for additional financing to operate our ongoing business activities. We expect to expend between $4 and $6 million in the next twelve months for the build out of our MegaSNPatron facility. We also expect to use approximately $4 million for capital expenditures associated with technology and systems upgrades and the expansion of our headquarters.

Net cash used in operations for the nine months ended September 30, 2000 was approximately $27.2 million compared with approximately $10.2 million for the comparable period in 1999. Non-cash charges in the nine months ended September 30, 2000 included compensation expense of $6.2 million and research and development expense from the issuance of equity securities of $4.8 million and depreciation and amortization expense of $4.2 million. Investing activities included $8.6 million in cash used during the nine months September 30, 2000 for capital expenditures and $59.6 million for the net purchases of short term investments. Financing activities included the use of $1.9 million to repay debt from lines of credit, proceeds of $48.4 million from our initial public offering in May 2000 and $29.6 million from the sale of our series E preferred stock in January 2000.

Working capital increased to approximately $77.2 million at September 30, 2000
from approximately $27.3 million at December 31, 1999.   The increase in working
capital was primarily due to our Series E mandatorily redeemable convertible preferred stock financing in January 2000 and our initial public offering in May 2000.

As of December 31, 1999, our net operating loss carryforwards were approximately $40.0 million and $44.0 million for Federal and state income tax purposes, respectively. If not utilized, our Federal and state tax loss carryforwards will begin to expire in 2003. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to "change of ownership" provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations were triggered as a result of past financings, or may be triggered as a result of future financings, including our Series E mandatorily redeemable preferred stock financing in December 1999 and January 2000 and our initial public offering in May 2000. This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.

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

- the development of our SNPware consumables, SNPstream and DNAstream and software product lines and associated reagent consumables;

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


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We have been in discussions with St. Louis University of St. Louis, Missouri regarding their belief that the Company's SNP scoring technology infringes certain claims under U.S. patent 5846710, which is controlled by the University. Although we are confident that our SNP scoring technology does not infringe any claims under the University's patent, we nonetheless entered into discussions with the University regarding the scope of these claims in the hope of resolving the issue. Upon the failure to reach agreement with the University, in August 2000 we filed a lawsuit against the University in the U.S. District Court for the Southern District of California, Case No. 00CV1558L (JFS), seeking declaratory judgment of non-infringement, invalidity and non-enforceability with respect to the University's patent. While we believe that our position in this action is strong, patent litigation is complex and likely will result in claims against the Company, including patent infringement. As a result, the outcome of this action is uncertain. Furthermore, while we are seeking declaratory judgment in this action, the lawsuit could take significant time, be expensive and divert our management's attention from other business concerns.

Other than as described above, we are not a party to any material legal proceedings. We are engaged in discussions with Motorola in an attempt to resolve certain areas of disagreement that have arisen under our existing collaboration in the area of microfluidics. The primary issue of disagreement between the parties relates to whether, under the terms of our agreement, Motorola has a right to obtain a license to our SNP-IT technology for use with Motorola's microfluidic chips. While we believe that, under the terms of our agreement, Motorola has no rights to our SNP-IT technology, we cannot assure you that we can reach agreement with Motorola on this issue or that we would prevail if this dispute were to develop into arbitration or litigation. Furthermore, we are likely to incur substantial costs and expend substantial personnel time in resolving this issue if it becomes the subject of arbitration or litigation. Nonetheless, we believe that, even if we fail to successfully resolve this issue or to prevail in any such arbitration or litigation, we would only be obligated to grant Motorola a non-exclusive license to use our SNP-IT technology with their microfluidic chips on terms no less favorable than those offered to other licensees. We do not believe that this result is likely to have a material adverse affect on our business, financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2000, eleven individuals exercised options to purchase an aggregate of 28,345 shares of our common stock for an aggregate purchase price of $18,395.

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

We intend to use approximately $4 million of the net proceeds from our initial public offering for capital expenditures associated with technology and systems upgrades and expansion of our headquarters. We have no specific plan at this time for use of the remaining proceeds and expect to use such proceeds for working capital and general corporate purposes including the payment of sales and marketing expenses. We may, when the opportunity arises, use an unspecified portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. From time to time, in the ordinary course of business, we expect to evaluate potential acquisitions of such businesses, products or technologies. However, we have no present understandings, commitments or agreements with respect to any material acquisition.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number        Description
-------       -----------
 3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, No. 000-30267, and incorporated herein by reference)

 3.2 Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

 4 Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

 27      Financial Date Schedule


     (b)  Reports on Form 8-K

 No reports on Form 8-K have been filed during the nine months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORCHID BIOSCIENCES, INC.


Date: November 14, 2000  By:  /s/ Donald R. Marvin
                         ---  --------------------



                               DONALD R. MARVIN
                    Senior Vice President, Chief Operating
                       Officer, Chief Financial Officer
                 (principal financial and accounting officer)