Form 10-K
period 2000-12-31
ORCHID BIOSCIENCES INC
filed 2001-04-02
CIK 1107216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from_________________to______________

                      Commission file number: 000-30267

                            ORCHID BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                              22-3392819
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)

           303 College Road East
               Princeton, NJ                              08540
 (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (609) 750-2200

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.001 Par Value Per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on February 15, 2001, was $251,206,485.00, based on the last sale price as reported by The Nasdaq Stock Market.

      As of February 15, 2001, the registrant had 33,445,793 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2001.

                            ORCHID BIOSCIENCES, INC.
                                    FORM 10-K
                                      INDEX
                                                                          Page #

                                     PART I

ITEM 1.    BUSINESS.......................................................  4
ITEM 2.    PROPERTIES.....................................................  32
ITEM 3.    LEGAL PROCEEDINGS..............................................  33
ITEM 4.    SUBMISSION OF MATTERS TO HAVE A VOTE OF SECURITY HOLDERS.......  33

                                     PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS............................................  33
ITEM 6.    SELECTED FINANCIAL DATA........................................  34
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION....  36
ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  45
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  46
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES......................................  75

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  75
ITEM 11.   EXECUTIVE COMPENSATION.........................................  75
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.....................................................  75
ITEM 13.   CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS..................  75

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON........  76
           FORM 8-K
SIGNATURES ...............................................................  79

                                     PART I

Item 1. BUSINESS

Overview

      We are engaged in the development and commercialization of technologies, products and services designed to measure and use information related to genetic diversity. We expect our proprietary technologies to facilitate and potentially accelerate the medical utility of single nucleotide polymorphisms, or "SNPs," the most common form of genetic diversity. The pharmaceutical and medical communities are beginning to use genetic diversity information to facilitate the development of highly specific and efficacious drugs, to improve the effectiveness of existing drugs and to enable the realization of personalized medicine - prescribing the right drug for the right person at the right dose. Our proprietary products and technologies are being used in each of these applications, and we expect the pace of activities in these areas to increase rapidly now that a draft human genome has been published. Genetic diversity products also have other commercial applications outside of the healthcare field, including forensics, paternity and other identity testing, and for improved crop development and for livestock breeding programs.

      This report contains references to our trademarks SNP-IT and GeneScreen(R), SNPstream(R), SNPware, SNPkit, DNAstream, MegaSNPatron, SNPcode, Clinical Genetics Network, SNP CONFIRM, SNP ASSOCIATION, SNP WIDEMAP, GENESCREEN TRANSPLANT TESTING, and the Orchid logo are our trademarks for which we have filed registration applications with the United States Patent and Trademark Office. All other trademarks or trade names referred to in this annual report are the property of their respective owners.

History

      For the first three years of our existence after beginning operations in 1995, we were primarily focused on developing our microfluidics technologies for applications in high throughput synthesis of small molecules under collaborative research programs with SmithKline Beecham and Sarnoff Corporation. In the first half of 1998, we made a fundamental shift in our focus to apply our technology to the fields of SNP scoring and pharmacogenetics, and subsequently acquired substantially all of the assets of Molecular Tool, Inc., a wholly owned subsidiary of GeneScreen, Inc., in September 1998. Molecular Tool's proprietary SNP-IT primer extension technology for scoring SNPs matched very well with our existing microfluidics technologies, which are being selectively incorporated in our SNP scoring products and services. In December 1999, we acquired GeneScreen, Inc., a recognized leader in genetic diversity and analysis services. In February 2001, we also acquired Cellmark Diagnostics, a business division of AstraZeneca, a leading provider of DNA laboratory testing in the United Kingdom. Established in 1987, Cellmark was a pioneer in the commercialization of DNA testing, and it was awarded the Queen's Award for Technological Achievement in 1990. With the addition of both GeneScreen and our Cellmark Diagnostics division, and their proven abilities in genetic diversity testing and analysis, we have adopted a three-prong approach to our business: (1) the development of products and technologies for SNP scoring and genetic diversity analyses; (2) the provision of genetic diversity testing services, including high throughput SNP scoring and clinical pharmacogenetic analyses and providing a variety of DNA testing services, including paternity, forensics and bone marrow transplantation testing, and (3) the creation of intellectual property covering the diagnostic and therapeutic uses of medically valuable SNPs.

Background

      Genetic information provides a basis for understanding biological and medical functions in organisms. In recent years, scientists have begun to analyze large portions of deoxyribonucleic acid, or DNA, to determine the sequence of nucleotide bases in DNA within the human genome and within the genomes of plant and animal species, with the objective of understanding and using this molecular level understanding to transform traditional approaches to medicine and agriculture. In June 2000, a group of scientists announced the completion of a first draft sequence of the human genome, and the first annotated drafts were published in February 2001. With this first phase complete, research and industrial attention is turning to identifying genetic differences between individuals and to applying this knowledge to improving medical care. As the most common form of genetic variation, SNPs have become a primary focus of genetic variability studies and we expect them to become more important as their functions are better understood. We have designed our technologies and products to enable the performance of SNP analyses by a wide variety of researchers, and to enable us to use these technologies ourselves to build value and to obtain proprietary rights to the diagnostic and therapeutic uses of SNPs. Conventional genetic testing is also used to improve the success of organ and bone marrow transplantations by matching the compatibility of donors to recipients, as well as for paternity testing, forensic testing and for agricultural and livestock breeding programs.

Pharmacogenetics: Using Genetic Variation to Improve Drug Therapy

      Pharmacogenetics is the study of the impact of genetic variation on the efficacy, pharmacology and toxicity of a drug. Researchers have long known that genetic differences can affect individual drug response, causing adverse reactions in some patients that are not seen in the majority of users, or resulting in reduced efficacy in a subset of users. For example, a drug is likely only to be effective in individuals who carry the specific protein or receptor for which the drug was designed. Individuals who, because of genetic variation, have a slightly modified version of these proteins or receptors or the proteins involved in the metabolism of the drug, may not respond to the drug or may experience adverse side effects.

      Currently, the pharmaceutical industry is attempting to find ways to develop safer and more effective new drugs and to improve existing drugs by using genetic variation information to select the best drug for a particular patient. Researchers have begun to use genetic variability information and SNPs in the drug discovery process by using SNPs and their products as the targets for new drugs. Genetic variation information is also being used in agricultural and livestock breeding programs, where researchers are seeking alternatives to genetic modification to develop improved crops. SNP analysis can enable acceleration of traditional breeding methods to obtain the desired attributes thereby avoiding the need to insert foreign genetic material.

SNPs: A Key Element of Genetic Variation

      DNA sequences contain a variety of known polymorphisms. The most common form of polymorphism involves a change in a single nucleotide base and is called a single nucleotide polymorphism, or SNP. SNPs are the most common type of polymorphism, and they can have significant effects on both disease susceptibility and drug response. The importance of SNPs was highlighted in 1999, when a group of leading pharmaceutical companies and others formed The SNP Consortium for the primary purpose of discovering new SNPs and making them publicly available. The SNP Consortium members include: The Wellcome Trust, Amersham Pharmacia Biotech, AstraZeneca, Aventis, Bayer, Bristol-Myers Squibb,
F. Hoffmann-LaRoche, Glaxo SmithKline, IBM, Motorola, Novartis, Pfizer, and Pharmacia. The SNP Consortium has been very successful, and has identified more than 1.8 million SNPs at a cost of about $50 million. These SNPs are now publicly available and are helping to drive genetic diversity research. Orchid's collaborations with The SNP Consortium have provided us with early access to potentially valuable SNPs.

      Researchers now estimate that humans have between three and 10 million SNPs. Only some of these will be of medical relevance, and the race to identify these valuable SNPs is already underway. As the SNP discovery phase winds down over the next few years, we expect the attention and activity will continue to shift to identifying the function of SNPs. As a result, we believe that the demand for SNP scoring, determining the presence or absence of a specific SNP in a patient sample, will continue to rapidly increase as more SNPs are known and their importance and utility are sought. To find the subset of SNPs that occurs with the greatest frequency in human disease or that is potentially responsible for variations in drug response, hundreds of millions of SNPs must be scored and correlated with disease and health parameters. Researchers require highly accurate, high throughput SNP scoring technologies that can be implemented at a competitive cost to characterize these potentially valuable SNPs. With our highly flexible and accurate SNP scoring technology, we believe that we are positioned to be a leader in providing SNP scoring to the thousands of researchers who are already performing or are interested in performing SNP analyses. In addition, we have programs in place to help us identify and obtain intellectual property related to the medical uses of SNPs.

      An illustration of how many SNPs are likely to be scored in the next decade is provided by the following. The SNP Consortium has published a set of approximately 1.8 million SNPs to date, and dbSNP - the National Center for Biotechnology Information SNP repository - holds approximately 1.1 million additional candidate SNPs. If research laboratories were to score all of these SNPs in a group of one thousand patients, they would require large-scale experiments consisting of over 2 billion individual SNP scores. Since there are many research laboratories already conducting research on SNPs and we expect more to do so over the next few years, we estimate that thousands of labs will score billions of SNPs in the coming years, and potentially many more over the next decade.

Traditional Methods of SNP Analysis and Their Limitations

      Traditional methods for discovering SNPs rely on DNA sequencing, which is currently conducted by large dedicated laboratories using automated instruments. While DNA sequencing is an efficient SNP discovery tool, it is expensive and complex when used to conduct SNP scoring.

      Researchers have developed SNP scoring technologies based upon standard DNA sequencing methods, such as DNA hybridization. DNA hybridization relies upon the principle that a unique piece of DNA will hybridize most strongly to its exact complement as opposed to a complement containing a SNP. By measuring the degree of hybridization, the presence or absence of the SNP is inferred. As an indirect method of measurement, hybridization has a number of limitations. Most importantly, it requires ideal testing conditions. Slight changes in temperature, salt concentration or DNA composition can significantly affect the reliability of the hybridization reaction. As a result, some commercial tests based on hybridization require ten or more repetitive analyses for every SNP scored. While a range of commercial variations of the hybridization technique have improved the reliability of hybridization, it remains complex and costly. In contrast, our proprietary single base primer extension SNP scoring technology is a direct detection method of the presence or absence of the SNP. As described below, direct detection provides important advantages in accuracy and robustness.

Genetic Diversity Markets

Characteristics of SNP Scoring Markets

      The characteristics of the emerging SNP scoring market are illustrated by examining differing customer needs over the course of "the lifecycle of a SNP", as described below.

      Stage 1: SNP Discovery. Discovery of a SNP, typically through high throughput DNA sequencing.

      Stage 2: SNP Confirmation. Confirms that the suspected SNP is indeed a SNP and not a sequencing mistake or rare mutation. This is accomplished by scoring the SNP on hundreds of samples to determine its frequency of occurrence in the population of interest.

      Stage 3: Association. Initial determination of the potential role of the SNP in affecting disease susceptibility, variations in drug response, or an attribute of interest in a crop or livestock species. Relatively small scale studies (as few as 200 subjects) are conducted to assess whether the specific SNP is statistically associated with the characteristic under investigation. If the association is demonstrated, larger scale clinical studies are then conducted to confirm and extend the findings, although patents around utility claims can typically be filed on the basis of the association studies.

      Stage 4: Clinical Trials. Successful association studies are followed by larger scale clinical trials to extend the initial findings and as a basis for filings with the regulatory authorities like the Food and Drug Administration ("FDA") to formally authorize use of the SNP as a diagnostic or in conjunction with a therapeutic.

      Stage 5: Diagnostic Testing and Industrial Application. Once association and larger scale clinical studies are successfully completed, the SNP may be routinely used in healthcare as a diagnostic tool or in agricultural applications as a crop development tool.

      Each of these stages of the SNP lifecycle represents a separate business opportunity with its own market dynamics and product or service requirements. As a SNP progresses through this lifecycle, the throughput requirements at any given laboratory for scoring this SNP may decrease. However, we expect the number of laboratories performing SNP scoring in the later stages of the lifecycle to increase substantially, resulting in a growing and large total market size. The diversity of our SNP scoring products and services enables customers to select the right price-performance combination to serve their needs, at whatever point in the lifecycle their SNP of interest is located. For example, a laboratory seeking to identify the one specific SNP from a potential pool of several thousand to predict the response to a specific drug would probably want to use an integrated automated SNP scoring solution such as our SNPstream 25K system providing high throughput, accurate, cost-effective SNP scoring. Once a SNP progresses through its association stage, that one SNP might find its way into thousands of clinical laboratories performing tests on a few hundred patients a day in order to complete clinical trials or diagnostic testing. A medium throughput solution like the SNPstream 5K might be the platform of choice for these types of researchers. An academic researcher interested in exploring further details of the role of an identified SNP might choose our SNPware 96 kit, that will enable them to conduct low throughput SNP scoring using an instrument already available in their laboratory. Thus, as the field of genetic diversity matures over the coming years, we expect that a growing number of researchers and practitioners will score an ever increasing total number of SNPs in an increasing number of laboratories, using medium and low throughput SNP scoring platforms. The robust performance qualities and flexibility of our SNP-IT technology are enabling us to develop and market products with the potential to be product leaders in every segment of these evolving markets.

      We believe that SNPs and SNP scoring will have significant applicability in all stages of drug discovery and development. In each of these stages, we believe SNP scoring can provide significant value for our customers while creating market opportunities for us, some of which are described below.

The Use of SNP Scoring in Drug Discovery and Drug Marketing

      o Target Identification. Researchers can use correlations between SNPs and individuals with a given disease to identify candidate genes that are related to the disease. These genes can then serve as candidate targets for new drug development.

      o Target Validation. A target containing many SNPs is likely to be a poor target for drug discovery since too much variability may lead to a lack of uniform response in a patient population. Researchers can use SNP studies to validate candidate targets by either taking into account the variability of the target or by eliminating targets with excessive variability at an early stage of the drug discovery process. With the proliferation of targets generated by genomics, we expect that these types of target validation studies will become more commonplace.

      o Lead Identification. Pharmaceutical companies can identify lead compounds that act not only on the proteins encoded by the target gene, but also the proteins encoded by the SNP variants of the gene. In this manner, they can identify potential lead compounds that act on multiple versions of a target protein with a resulting greater probability of efficacy across patient populations.

      o Lead Validation. Pharmaceutical companies can conduct biological assays on candidate lead compounds against SNP variants of a given protein, thereby validating a lead candidate before commencing clinical trials.

The Use of SNP Scoring in Drug Development

      o Preclinical Testing. Studies with model systems to correlate drug response or lack of response and metabolism to known SNPs in the target or in related enzymes can yield improved efficacy and may permit more accurate safety predictions for a drug candidate in preclinical testing.

      o Clinical Trials. Pharmaceutical companies may select patients for clinical trials based on the presence or absence of SNPs known to be associated with drug response. Our technologies may help pharmaceutical companies reduce the duration and expense of clinical trials by using SNP scoring to target patient populations in whom the drug will have greater efficacy or fewer side effects.

      o Market Extension. Pharmaceutical companies can use SNP scoring in marketing programs to expand or extend markets of an existing drug to new patient groups based on SNP variants. This may lead to label extensions and longer commercial lives for existing compounds based on patient SNP type. In addition, these companies may use SNP scoring to exclude patients who are more likely to experience toxicity when treated with a certain drug.

      o Off-Patent Drugs. Pharmaceutical companies can use SNP scoring to discover novel uses of existing non-proprietary drugs, with the potential for new patent protection.

      o Drug Revival. Pharmaceutical companies can use SNP scoring to bring drugs, which previously failed due to adverse drug response or lack of consistent response, back to the market for successful use on better defined patient populations.

The Use of SNP Scoring and Other Polymorphism Analyses in Healthcare Delivery

      o Clinical Diagnostics. Healthcare providers can use SNP scoring in patient testing for disease diagnosis or in determining the appropriate medical treatment for a patient.

      o Drug Selection. Healthcare providers can use SNP scoring to tailor formulations of drug treatments selected specifically for a patient having a unique set of SNPs. This could revolutionize drug prescription, significantly reducing toxic or ineffective prescriptions.

      o Medical Treatment Selection. Healthcare providers can use SNP scoring not only for drug selection, but also to modulate drug dosage and to select non-pharmaceutical treatment, such as surgery, in cases where drugs may not be effective in a particular patient. We expect the reduction of the time required to identify an effective treatment will also improve medical outcomes.

      These pharmaceutical markets for SNP scoring are in an early stage of development but we expect them to develop rapidly over the next few years. Orchid's ability to sell into these emerging markets is demonstrated by our commercial agreements in 2000 and 2001 with such pharmaceutical leaders as Bristol-Myers Squibb, Eli Lilly and AstraZeneca. We intend to continue to seek to enter into additional agreements with more of these pharmaceutical leaders going forward.

Orchid's Unique Solutions

      SNP-IT, Our SNP Identification Technology

      At the center of our products for SNP scoring, or genotyping, is our core proprietary SNP-IT primer extension technology. SNP-IT primer extension is a method of isolating the precise location of the site of a suspected SNP and utilizing the inherent accuracy of DNA polymerase to determine the presence or absence of the SNP. In order to conduct SNP-IT primer extension, a specially synthesized DNA primer is first bound to the sample DNA to expose the DNA site of interest where a SNP may be present. DNA polymerase, a naturally occurring molecule that accurately and reliably inserts the appropriate complementary base to a chain of DNA, is then added to extend the DNA chain by one base at the suspected SNP location. One of several conventional methods, including fluorescence, optical density, electrophoresis and mass spectroscopy, is then used to detect this single base extension. The result is a direct read-out method of detecting SNPs that creates a simple binary "bit" of genetic information representing the presence of a SNP in a DNA sample. With more than a decade of use, SNP-IT is among the most validated genotyping methods available today. SNP-IT has been validated by many leading academic research centers and pharmaceutical companies. Our SNP-IT technology offers an exceptional combination of attributes, including the following:

      o Accuracy. Our proprietary SNP-IT technology permits users to realize higher levels of accuracy without incurring the time and expense of conducting repetitive analyses of the same SNP. Unlike hybridization-based indirect methods, our SNP scoring technologies rely on the inherent accuracy of DNA polymerase to achieve the accuracy and reproducibility of DNA sequencing, while lowering costs and reducing complexity. Since a SNP scoring technology that is susceptible to even a one percent error rate could double the sample requirements and significantly increase the costs of SNP analyses, the degree of accuracy of our SNP scoring technologies is essential if researchers are to be able to conduct clinical trials and other large scale studies using SNPs.

      o Flexibility. The flexibility of SNP-IT enables us to offer products for varying throughput requirements and different platforms, providing a balance of price and performance tailored to individual customer needs. SNP-IT is applicable to a wide range of formats and systems including DNA sequencers, electropads, electrophoresis, flow cytometry, fluorescence, fluorescence polarization and FRET, HPLC, mass spectrometry, microarrays and optical density. SNP-IT's primary commercial advantage comes from its unique versatility that enables it to be used on a wide variety of read-out platforms at high to low throughputs, including many laboratory instruments already familiar to researchers.

      o Cost-effectiveness. The simplicity, first-pass accuracy and reagent-conserving nature of SNP-IT reduces the amount of data required to be analyzed when conducting SNP association studies relative to current alternative methods of primer extension. Eliminating the need for repetitive SNP scoring tests can reduce the costs associated with both patient sample collection and the SNP scoring itself.

      o Robustness. We believe SNP-IT primer extension technology provides accurate results over a wide range of testing conditions and is less vulnerable to failure or false results when testing conditions vary.

      o Scalability. The flexibility of SNP-IT gives us the ability to scale the technology to meet the needs of prospective customers who require tests ranging from a single SNP per sample to those scoring hundreds of thousands of SNPs on thousands of patient samples.

Orchid's Overall Business Plan

      We aim to be the leading provider of SNP scoring and genetic diversity products and services. We are commercializing our core SNP-IT technology in the following ways:

Products

      o Selling our branded SNPstream instruments and SNPware consumable kits to pharmaceutical, biotechnology, academic, and agricultural genotyping customers; and

      o Selling and licensing our SNPware or SNP-IT-based consumables for use on others' instruments - our Platform Propagation strategy.

Services

      o Providing genotyping services in our high throughput MegaSNPatron facility; and

      o Conducting DNA and pharmacogenetic clinical testing services in our GeneScreen and Cellmark facilities.

Pharmaceutical Value Creation

      o Obtaining patents on medically useful SNP applications - our Pharmaceutical Value Creation business.

Orchid Branded Instruments and Consumables

SNP Scoring Systems

      SNP scoring systems typically contain two basic elements: an instrument platform or "hardware" component and a biochemistry or "wetware" component. The hardware component, which is the instrument platform where the SNP scoring takes place, typically consists of a means of detection, such as fluorescence, mass spectroscopy or optical density; a separation apparatus such as electrophoresis, beads or multi-well plates; and a liquid dispensing apparatus having such features as pipetting or microfluidics. The wetware component, which is a specifically designed set of biochemical reagents, conducts the test, or assay, that recognizes the SNP as being present or absent at its expected location. The actual recognition event, or scoring of the SNP, takes place by having molecules bind or react with or near the location of the SNP in a test tube or other suitable chamber.

      There are certain key hardware and wetware criteria that contribute to the utility of the overall SNP scoring system. For the hardware component, these criteria include throughput, cost, flexibility, automation and ease of use. For the wetware component, these criteria include accuracy, flexibility, cost-effectiveness, robustness, and scalability. Because different SNP scoring customers have differing performance needs, no single SNP scoring system is ideal for all users and a variety of platforms should be available to address the user's specific requirements. We believe we are developing the broadest range of SNP scoring products and services designed to address the needs of the rapidly diversifying customer base of researchers conducting SNP analyses.

      Our name-brand product lines include SNPstream instruments and SNPware consumables. We market automated SNPstream platforms based on OEM instruments from leading manufacturers, that include a license to use our proprietary associated software. We develop and market proprietary SNPware consumable kits designed for SNP scoring on our own and on others' systems.

      The SNPstream 25K integrated SNP scoring solution, based on a Beckman Coulter platform, can perform up to 25,000 SNP scores per day and is targeted at high-volume genotyping customers such as pharmaceutical and agricultural companies and major academic centers. Current customers include large companies like Bristol-Myers Squibb and Glaxo SmithKline, as well as smaller biotechnology firms like DNAprint genomics. We are developing a medium throughput system, the SNPstream 5K, using the bead-based Luminex platform that provides multiplexing capabilities. Targeted at biotechnology, academic and smaller pharmaceutical labs, the SNPstream 5K is scheduled to be launched in mid 2001.

      Our high gross margin SNPware consumable kits are relatively easy to use and may include proprietary biochemistries, information content and a license to use the associated proprietary software.

Orchid SNP-IT Based Consumables for Others' Instruments - Our Platform Propagation Strategy

      In an effort to rapidly increase adoption of our versatile technology, we are commercializing SNP-IT for use on instruments sold by other companies as well as on our own systems. This includes producing SNPware kits for use on the installed instrument base of others as well as licensing the right to other manufacturers to incorporate SNP-IT technology in their biochemistry kits. We made substantial progress in both types of platform propagation agreements in 2000 and early in 2001.

      In 2000, we entered into non-exclusive licensing agreements with Applied Biosystems, Amersham Pharmacia Biotech and PerkinElmer to incorporate SNP-IT into their reagent kits enabling customers to conduct genotyping on the large existing installed bases of DNA sequencers. PerkinElmer also has exclusively licensed SNP-IT for inclusion in kits for genotyping on fluorescence polarization and FRET systems. These licenses involve substantial upfront fees and are expected to generate royalties to us on all kit sales, beginning in 2001. We intend to enter into additional Platform Propagation agreements in 2001 and beyond.

      We recently introduced our first SNPware product for use on a platform propagation partner's platform, the SNPcode consumable reagent kit for high density SNP scoring on Affymetrix GenFlex(TM) Tag Arrays and GeneChip(R) systems. The first product is a custom chip designed to perform up to 100 genotypes, and we are also developing SNPcode kits that will perform 500 and potentially 1000 SNP scores per chip.

      We are also developing a line of SNPware consumables for use on instruments in smaller labs and for specialized research needs. We expect the first product in this family, the SNPware 96 for use on the thousands of 96-well plate readers that are widely used in biomedical research laboratories, to be launched in the second half of 2001.

Providing Genotyping Services Through Our MegaSNPatron Services Facility

      We offer high throughput, cost-effective SNP scoring services in our MegaSNPatron facility in Princeton, New Jersey, including SNP confirmation, association and genome-wide studies. We currently can perform hundreds of thousands of SNP scores per day and are adding multiplexing capabilities to expand capacity to up to one million SNP scores per day in 2001. We are also applying our proprietary microfluidics technologies using massively parallel arrays to further drive up throughputs and drive down the costs of high and ultra high throughput SNP scoring. We expect cost reductions to be achieved primarily by greatly reducing the amount of expensive reagents needed in the SNP scoring process. We expect our microfluidics-enabled MegaSNPatron capabilities to be operational in 2002. MegaSNPatron customers in 2000 included The SNP Consortium, Eli Lilly and Millennium Pharmaceuticals.

      In 2000, we also expanded our MegaSNPatron capabilities by installing SNPstream 25K platforms in our CLIA-accredited Dayton, Ohio facility, enabling us to begin conducting clinical quality SNP scoring for pharmacogenetic studies. We intend to further expand these capabilities by installing SNPstream platforms in our Dallas, Texas and Abingdon, UK facilities in 2001.

      In early 2001, we announced a significant, three-year SNP scoring service agreement with AstraZeneca.

Conducting DNA and Pharmacogenetic Testing at GeneScreen and Cellmark

      We have a well-established DNA testing business through our acquisition of GeneScreen and Cellmark, leaders in provision of identity, paternity, and forensics testing. These facilities are accredited facilities that provide us with the infrastructure to conduct clinical SNP scoring and pharmacogenetic testing. We expect that our capabilities will be increasingly valuable as SNP scoring moves from the laboratory to the clinic. We believe that our GeneScreen and Cellmark facilities provide us with a potentially important competitive advantage in both the U.S. and European markets.

Orchid's Clinical Laboratory Testing Business

      Genetic diversity also has many commercial and industrial applications. Government agencies can use genetic diversity information to determine identity and paternity. For example, we can test DNA in biological material collected from a crime scene to determine if a particular individual was involved in the crime. Similarly, we can match the DNA of a child to that of the mother and the purported father to determine unambiguously the actual parents of the child. These two applications have revolutionized forensics and child support enforcement. We also test DNA for likely compatibility of tissues for transplantation between individuals. We estimate that the market size for DNA testing in these areas is more than $100 million per year.

      Our clinical laboratory testing service includes GeneScreen and the recently acquired Cellmark. GeneScreen is one of the largest DNA testing providers in the U.S. Its three Clinical Laboratory Improvement Act ("CLIA")-approved laboratories provide a variety of DNA testing services, including paternity, forensics and bone marrow transplantation testing. A large portion of this testing is government sponsored and these contracts are generally put out to bid by respective state agencies every one to three years. The contract bidding process is highly competitive and the criteria used to determine the awards varies. In some cases contracts are awarded solely on the lowest price, while others use a scoring matrix to achieve the desired mix of price, quality and service. GeneScreen derives its transplantation business through tissue typing and donor drive support services with independent bone marrow donor registries, under contract with the National Marrow Donor Program, or NMDP, on a fee-for-service basis directly with NMDP-affiliated donor centers, and with individual patients. In 2000, we launched BoneMarrowTest.com, a website designed to facilitate private donor HLA testing and to enable patients and donors to order tests using the internet. This is the first of a family of web-based genetic diversity testing sites that we intend to develop as part of our GeneShield initiative.

      We are preparing to offer high throughput SNP scoring services for pharmacogenetic clinical trials at GeneScreen and Cellmark, combining expertise in handling high volume, confidential patient samples with the power of our SNP-IT genotyping technologies. Cellmark has recently become a major supplier of DNA testing for forensics and the first DNA testing laboratory in the world to be accredited to International Quality Standard ISO9002. Cellmark also sells kits and conducts testing for genetic diseases, including cystic fibrosis. We expect that Cellmark will serve as a base for our European operations and allow us to better serve the European community in both SNP scoring and genetic testing and analyses.

Obtaining Patents on SNPs - Our Pharmaceutical Value Creation Business

      Our Pharmaceutical Value Creation business focuses on the creation of intellectual property around the diagnostic and therapeutic uses of medically valuable SNPs, using clinical association studies to link specific SNPs and medically important attributes. We have programs in place and are filing patents to obtain these proprietary rights on our own and in partnership with other companies and institutions.

      Demonstration of these associations is at the heart of pharmacogenetics - identifying SNPs that affect the way that individuals respond to drugs and then using SNP-based diagnostics to enable physicians to decide which drug is most appropriate for the patient based on his or her SNP profile. We are already sponsoring a number of clinical association studies that we expect will result in proprietary rights covering a range of new and existing drugs, consisting of both "use patents" which extend label coverage and possibly "composition of matter" patents which cover the drugs themselves.

      We believe we can use our SNP value creation approach to extend coverage on patented drugs as well as drugs that are off patent. We also believe, in some cases, SNP-enhanced pharmaceuticals will be akin to novel drugs, and we may either license these extended patents to pharmaceutical companies or develop them commercially.

      We believe SNPs will also be useful in a variety of research and clinical applications. We are leveraging our work with The SNP Consortium and Cold Spring Harbor Laboratory to develop panels of content-rich SNPs, which we expect to be of high interest and utility to our customers. We expect that agreements like the one recently concluded with AstraZeneca will provide us with access to additional proprietary content-rich SNPs and SNP panels. As researchers increasingly associate SNPs with medically important attributes, we are assembling them into SNP panels designed for specific applications. For example, we can package a panel of five SNPs that are known to correlate with a lack of response to a certain drug as a SNP scoring kit. We believe we will be able to generate revenues from our growing portfolio of proprietary uses of SNPs by selling them to our SNPware and MegaSNPatron customers. We expect that these types of SNP panels will sustain premium pricing and superior margins.

      Our Clinical Genetics Network (CGN) is a strategic partnership with leading clinical investigators and academic medical institutions to assess the role of genetic variation in individual differences in disease susceptibility and response to drug therapies. We are supporting clinical trials and filing patents in a number of major disease areas, including cardiovascular, autoimmune and metabolic conditions. Using the CGN and other collaborative partnerships, we intend to be a leader in this rapidly emerging field.

Application of Our Technologies to Emerging Markets

      The pharmaceutical and research communities are currently our largest SNP scoring markets. Although we expect these markets to grow rapidly over the next several years, we believe the application of SNP scoring in the clinical and diagnostic markets which is still in the early stages of development, has significant long-term potential. We believe that our market extension strategy leverages our developing research market position, which we expect to expand using our SNPstream and SNPware product lines, as well as the services we conduct in our high throughput MegaSNPatron facility. As researchers find more medically important SNPs using our technologies, products and services, we believe more suppliers of genotyping services in the clinical and diagnostic markets will select our SNP scoring technologies. Due to the flexibility and scalability of our SNP scoring technologies, we also believe we can readily adapt these technologies to many systems in the clinical and diagnostic markets. As a result, we believe we are well-positioned to collaborate with companies with large installed bases of clinical and diagnostic systems.

      As the clinical value of SNPs becomes more accepted, we believe physicians and eventually consumers will represent a significant potential market for our services. We intend to develop a number of distribution channels to this market, including web-based services to educate and enable physicians and, when appropriate, consumers to order pharmacogenetic tests over the Internet. We launched the first embodiment of our GeneShield concept, BoneMarrowTest.com in October 2000. Using the web site sponsored by the Bone Marrow Services group of GeneScreen, patients needing bone marrow transplants can order HLA testing kits, access support services for assistance in organizing donor drives, and gain assistance in locating funding resources. We expect to expand the GeneShield family of sites as we introduce additional pharmacogenetic tests in the coming years.

      As with humans, genetic diversity in plants and animals results in differences between species as well as differences in characteristics within the members of a given species. For example, plants have genetic variations responsible for differences in crop yield as well as product size and flavor. Animals also have genetic variations responsible for traits such as fertility and resistance to disease. Agricultural companies and livestock breeders can optimize traditional plant hybridization and breeding programs by using genetic variation information to more rapidly attain desired quality traits without engaging in genetic engineering. We believe the SNP scoring needs in the agricultural industry will be similar to those in the pharmaceutical industry. We believe we are well-positioned to address this market.

Sustained Competitive Advantage

      In order to build and sustain our competitive advantage in the field of genetic diversity, we plan to form strategic alliances and scientific collaborations and make strategic acquisitions. We believe our technology and market positions will make us an attractive partner to a variety of other participants in this industry. Our four accredited DNA testing facilities in the US and the UK provide us with the foundation for providing clinical quality SNP scoring and pharmacogenetic testing to pharmaceutical customers and for our own use. Few, if any of our competitors have this capability, which we believe to be a potential significant competitive advantage. Through collaborations and selective acquisitions, we will seek access to distribution channels and opportunities to improve operational efficiencies. Our platform propagation strategy is enabling us to accelerate adoption of our SNP-IT technology by a wide variety of researchers. In the future, the potential breadth of our early market penetration could be an important competitive advantage.

      We also intend to continue our aggressive investment in our proprietary technologies through internal development and by licensing third-party technologies. Examples of this include the application of our microfluidics technology to DNA synthesis for use in genomics research and to increase the throughput and reduce the costs of SNP scoring in our MegaSNPatron facility. We will also seek to improve the cost-effectiveness of our products and services through increased automation and development of improved information technologies.

Products and Services

      We market or soon intend to market a diverse line products and services for SNP scoring, including hardware, wetware consumable kits and SNP scoring and pharmacogenetic services.

Products

Instruments and Systems -- Hardware

      We have developed our SNP genotyping instrument systems using an original equipment manufacturer, or OEM, strategy by modifying instruments already produced by other companies. We intend to continue this OEM strategy to expand the number of instruments that we offer while minimizing the engineering expenses normally associated with the internal development of these systems.

SNPstream Product Line

      We introduced our SNPstream 25K system in September 1999 and currently have 14 systems in operation at our and our customers' facilities. This system is based on an OEM robotic system optimized for use with our proprietary SNP-IT primer extension SNP scoring assays. The assay is formatted in 384-well plates and uses our dedicated consumables and software to provide the user with turnkey SNP scoring capabilities of up to 25,000 SNPs per day. The equipment manufacturer, Beckman Coulter, installs and services this system, and we support the SNP scoring applications. Our medium throughput SNPstream system, currently under development, is designed to enable users to analyze up to 5,000 SNPs per day. We expect the medium throughput version, based on a Luminex platform and called the SNPstream 5K, to launch in the second half of 2001.

SNPware Consumables -- Wetware

      Our SNP scoring biochemistry includes a set of optimized and validated reagents. These reagents can be pre-dispensed in the necessary amounts to run a specific number of SNP scores. We assemble this set of reagents along with the labware and instructions in a kit for the convenience of our customers. We sell these kits under our SNPware brand name for use on our own SNPstream systems, as well as on the systems of other companies. We also intend to market SNPware using one of our web sites, SNPorders.com, where customers can order custom panels of SNPs to fit their needs. Our SNPware consumable product line includes the following:

SNPware 384 Kit

      SNPware 384 kits are custom 384-plate kits designed for use with SNPstream 25K, containing optimized reagents and software for performing accurate, robust SNP scoring. We typically format these kits for scoring of specific sets of SNPs at the request of our customers. A given panel may screen thousands of samples for a small number of SNPs.

SNPcode Kit

      We designed our SNPcode kit for use with the Affymetrix GeneChip(R) system, which enables users to run SNP-IT SNP scoring on the Affymetrix GenFlex(TM) Tag Array. We have recently launched this kit in a custom format capable of performing up to 100 scores on a single chip. We are currently developing kits to perform up to 500 and potentially 1000 scores per chip.

Other SNPware Kits

      We intend to introduce low throughput SNP scoring consumable kits capable of scoring up to 1,000 SNPs per day for use with instruments already existing in laboratories. We expect the first product, the SNPware 96 kit designed to run on 96-well plate readers, to be launched in the second half of 2001. We also intend to introduce SNPware kits for use with the Orchid 5K medium throughput platform when it is launched in the second half of 2001.

Additional Products

      We are conducting early stage programs to enable the simultaneous synthesis of up to 96 oligonucleotides. These oligonucleotides could be used as the DNA primers for our SNP-IT primer extension technology. If commercialized, we do not expect the testing of the DNAstream synthesizer to be available until 2003-2004.

      In the future, we anticipate commercializing SNP-IT primer extension technology kits for use on other platforms or for other readout methods, including fluorescence polarization, gel-based sequencers, optical readers and mass spectroscopy.

The following chart summarizes the important features of our SNPstream and SNPware product line

                                                                            Expected
                                                                            Initial
                                               Assay        Platform/      Commercial      Expected
                 Products                   Media Mode       Readout        Testing         Launch
                 --------                   ----------       -------        -------         ------
SNPstream Product Line

SNPstream 25K (high throughput).......... 384 well plate      Orchid        Completed      Launched
SNPstream 5K (medium throughput).........  96 well plate      Orchid          2001           2001
SNPware Product Line
SNPware 384..............................   Custom kit        Orchid        Completed      Launched
SNPcode .................................   Custom kit      Affymetrix      Completed      Launched
SNPware 96...............................   Generic kit      Multiple
                                                           instruments    2001 to 2002   2001 to 2003
Additional SNPware Kits                     Generic kits    Multiple
                                                           instruments        2002       2002-2003

Services

      We provide, or intend to provide, a variety of genetic diversity services through our high throughput MegaSNPatron facility and at our GeneScreen and Cellmark clinical DNA testing facilities.

MegaSNPatron Facility Services

      We intend to continue to provide through our MegaSNPatron facility, one of the highest throughput and most cost-effective SNP scoring services available in the industry. We introduced the first phase of our MegaSNPatron facility in March 1999. We began offering SNP scoring services to clients such as Eli Lilly in 2000, and AstraZeneca early in 2001. With our successful demonstration of the feasibility of high capacity SNP multiplexing in 2000, we expect that we will be able to expand our throughput capabilities to up to one million SNP scores per day later in 2001, as demand accelerates. Services currently include:

      o SNP Confirm Services. We offer customers SNP confirmation services in which we score new SNPs and verify the existence of SNPs discovered through DNA sequencing. In the past, we have provided this service to The SNP Consortium.

      o SNP Association Services. We offer our SNP association services to pharmaceutical companies who design and undertake studies in order to discover associations between SNPs and medically important attributes. We also perform SNP scoring for our own association studies conducted with our CGN as part of our Pharmaceutical Value Creation business.

      o SNP Widemap Services: We are able to perform genome-wide SNP studies at the chromosome or genome scale. In order to identify genome regions of interest for further mapping studies and candidate gene location, a researcher typically uses 300 to 3,000 SNPs. We currently are providing this service to The SNP Consortium by utilizing the SNP sets from its discovery effort to determine the frequency with which these SNPs appear in the general population or a specific population subgroup.

DNA and Clinical Testing Services

      We provide a number of DNA testing services at our CLIA- approved GeneScreen facilities in Dallas, Texas, Dayton, Ohio, and Sacramento, California as well as at our newly acquired Cellmark facility in Abingdon, UK, using conventional methods of DNA analysis. The Cellmark facility also has ISO9002 accreditation.

      o GeneScreen/Cellmark Paternity Services. We offer a variety of paternity tests for publicly mandated and private testing.

      o GeneScreen/Cellmark Forensics Services. We test a variety of forensic samples found at crime scenes and conduct large scale screening and matching studies for criminal justice agencies.

      o GeneScreen Transplant Testing Services. We provide screening test services for the typing of human leukocyte antigen, or HLA, for prospective hematopoietic stem cell transplant donors participating in private donor drives, through both DNA and serological testing.

Core Technologies

      Our SNP-IT single base primer extension technology has been effectively used in a wide range of laboratories due to the standardization of SNP scoring in experiments.

      An experiment using SNP-IT primer extension would typically include the following steps:

      o Preparation of the target DNA sample. Capture of the target DNA from a patient sample by hybridization is accomplished by the SNP-IT primer, which includes approximately 20 nucleotide bases ending immediately prior to the location of the suspected SNP on the patient's DNA sample.

      o Selective extension of the SNP-IT primer. The SNP-IT primer DNA is increased in length through the use of a labeled DNA base, or primer extension. This primer extension product will only occur when the labeled DNA base available for extension matches the DNA base at the expected location of the SNP in the patient's DNA.

      o Analysis of the SNP-IT primer extension product. We can analyze the SNP-IT primer extension product by a variety of means depending on the label used, including fluorescence, optical density and mass spectroscopy. The analysis, or scoring, of the SNP, can thus be accomplished on a wide variety of instrumentation systems and in a variety of formats depending on the design of the steps in the experiment and the selection of the detection technology for the label for the DNA primer extension.

      Since we can perform SNP-IT primer extension in both solution and solid-phase formats, the operational advantages of our system can be significant. We can automate the biochemistry using liquid handling robots and can automate the data acquisition and analysis of test results using readily available array scanners or microtiter plate readers that transmit quantitative information to a computer. We can then automatically interpret this digitized data to provide custom tailored reports and statistical information on SNP scoring results.

      We facilitate the standardization and reproducibility of SNP-IT primer extension by the stable attachment or capture and detection of oligonucleotide primers to the solid phase. This permits large-scale batch preparation of the SNP-IT arrays, signal uniformity and quality control of the test.

Microfluidics

      Microfluidics is a set of technologies designed to control the flow, reactions and measurements of minute amounts of chemicals and biochemicals in miniaturized systems. Our microfluidics chips are multi-layered devices consisting of arrayed networks of liquid reagent flow paths in channels or conduits. These chips allow the processing of sequential and/or parallel reactions. The reagents conveyed in the conduits and delivered to the location of the reactions can range in volume from nanoliters to milliliters with a typical reactor volume being from 100 to 800 nanoliters. We can use a variety of materials to create our chips, including glass, silicon and polymers. These structures are typically flat and layered to create the desired three-dimensional structures with the required network of fluidic channels in the upper reusable portions and an array of reactors in a consumable lower portion. We employ a variety of means to create the defined fluidic conduits or reactors within our chips, which may include some, but not all of the following: laser ablation, etching, photolithography, milling, molding or embossing.

      Proprietary rights and patents cover our pumping and valving techniques that control the timing, location and amount of desired reagent delivery within our chips. Our proprietary valving technology relies on a capillary break, which halts the reagent flow at a defined expansion point in a fluidic channel. Electrodes in the channel create simple pneumatic or hydraulic pressure and electrohydrodynamic pumping. Once the flow is halted, pressure or electric current can reinitiate the flow. Our microfluidics technologies are distinctive from those of competitors. We currently intend to use them primarily to increase the throughput and decrease the cost of our high throughput MegaSNPatron facility.

Combined Technologies

      We are applying our microfluidics technologies to drive genetic analysis to higher throughput while achieving lower costs. By applying our SNP-IT primer extension technology to our two-dimensional arrays of identical reactors and channels, we intend to process in parallel a large number of similar samples to create highly automated internal facilities capable of performing millions of SNP scoring experiments per day at an attractive price. We also may use our microfluidics technologies to synthesize the DNA for use in our MegaSNPatron facility. If implemented, this could reduce the costs of some types of SNP scoring by reducing the costs of the DNA.

Research and Development

      We intend to continue our investment in our proprietary technologies through internal development and licensing of third-party technologies to increase and improve other characteristics of our systems. We will also continue to invest in improving the cost-effectiveness of our products through automation and information technologies. We are actively pursuing research projects aimed at identifying and developing new technologies to improve and expand our genetic diversity products and services. These projects involve research conducted by us, collaborations with other researchers and the acquisition of technologies developed by universities and other academic institutions. From 1998 through 2000, we have spent approximately $50.9 million in connection with these research and development programs.

Collaborations and Licenses

      A significant element of our business strategy is to enter into collaborative research programs and licenses with major pharmaceutical, biotechnology and agricultural companies that have proven capabilities in gene-based product discovery and commercialization. We believe this strategy will allow us to apply our technologies to a broader range of product development efforts, thereby generating a growing base of intellectual property rights and revenues.

      In 2000 and previously, we have entered into collaboration and license agreements with Affymetrix, Amersham Pharmacia Biotech, Applied Biosystems, Beckman Coulter, Luminex, PerkinElmer, Tecan and The SNP Consortium. In the first quarter of 2001, we entered into a collaboration agreement with AstraZeneca.

Affymetrix, Inc.

      In November 1999, as part of our platform propagation strategy, we entered into a Collaboration Agreement with Affymetrix to develop, manufacture, market and sell kits capable of performing SNP-IT-based SNP detection on Affymetrix's GeneChip(R) system and software applications for certain instruments commercialized by Affymetrix. We agreed to collaborate on the development of three types of kits, designated under our agreement as Generic Kits, Standard Kits and Custom Kits. We are responsible for all development costs associated with the development of Generic Kits and Custom Kits and the optimization of the SNP-IT primer extension tests to be used on the Affymetrix GeneChip(R) system. We will share costs associated with the development of approved Standard Kits. Affymetrix will market and distribute all Generic and Standard Kits developed under the agreement, and we will market and distribute all Custom Kits. Affymetrix has agreed to purchase, and we have agreed to manufacture and supply, all of Affymetrix's requirements of Generic and Standard Kits at agreed-upon prices. The parties have agreed, through a collaboration committee, to set minimum annual sales requirements for Affymetrix in connection with sales of its Generic and Standard Kits. The collaboration committee has not yet set these minimum annual sales requirements and therefore we cannot determine at this time the materiality or the value of this agreement to us or to our business. The collaboration agreement has an initial term of five years and may be renewed for additional one-year terms upon written notice by either party to the other. In the event of a breach of this agreement, the non-breaching party may terminate the agreement upon 30 days' written notice for uncured breaches relating to non-payment, and upon 60 days' written notice for all other uncured breaches.

PerkinElmer

      In February 2000, we entered into an agreement with PerkinElmer (formerly known as NEN Life Sciences, Inc.), under which PerkinElmer has agreed to supply us with all of our required terminators for use in our SNPware kits. Terminators are nucleotides which stop the extension of a DNA chain. In consideration of PerkinElmer's agreement to supply us with terminators at preferential prices, we sold to PerkinElmer 125,000 shares of our common stock for a purchase price of $750,000 and paid PerkinElmer an up-front fee of $750,000. Under the supply agreement we will pay PerkinElmer a royalty fee based on our revenues for SNPware kits we sell above a specified sales price. We are required to purchase quantities of terminators with an approximate minimum value during each annual period from the effective date of the agreement as follows: $333,000 in the first year, $700,000 in the second year, $990,000 in the third year, and $1,320,000 in the fourth year. Since the products being supplied are used in our current product and may be used in future products, we will defer and amortize the $750,000 up front fee plus the difference between the fair value of the stock issued to PerkinElmer (approximately $1.5 million) over the purchase price for the stock, or a total of $1.5 million over the estimated four year term of the agreement on a straight-line basis. We measured the fair value of the common stock on the date of the agreement as these shares were fully paid and nonforfeitable on that date. Either party can terminate the agreement any time after four years from the commencement date, without cause, upon 90 days' prior written notice. Either party can also terminate the agreement for cause, such as a failure to make payments or for any breach that remains uncured 60 days from the receipt of notice of the breach.

      In December 2000, we also granted an exclusive license to the Life Sciences business of PerkinElmer to use our patented SNP-IT technology for SNP scoring applications using fluorescence polarization and energy transfer read-out methods. Under the terms of the agreement, PerkinElmer Life Sciences has agreed to produce and sell reagent kits, software and instruments incorporating our SNP-IT single base primer extension technology to enable its customers to perform fluorescence-based SNP analyses. This license grants PerkinElmer exclusive rights to use our SNP-IT technology with fluorescence polarization, a laboratory read-out methodology that is expected to achieve rapid growth as a result of such attributes as simplicity, accuracy and cost effectiveness. In addition to licensing fees, we are entitled to receive royalties (including yearly minimum payments) from product sales, if any, under the license agreement. This agreement, under which we have also granted PerkinElmer an option to expand the field of use to include diagnostic assays based on fluorescence methodologies and time resolved energy transfer, terminates on the date upon which the last of the patents we license to PerkinElmer expires. In the event of a breach of this agreement, the non-breaching party may terminate the agreement upon 14 days' written notice for uncured breaches relating to non-payment, except for non-payment of license fees, and upon 60 days' written notice for all other uncured breaches.

      In December 2000, we further granted a non-exclusive license to the Life Sciences business of PerkinElmer to use our SNP-IT technology for scoring applications on DNA sequencers. Under the agreement, PerkinElmer will produce and sell reagent kits, software and instruments incorporating our technology for performing SNP analyses on capillary and slab gel DNA sequencers. In addition to licensing fees, we are entitled to receive royalties from product sales, if any, under the license agreement. This will enable PerkinElmer to develop and sell reagent kits so that researchers can perform high quality SNP analyses using the DNA sequencers they already own. This agreement terminates on the date upon which the last of the patents we license to PerkinElmer expires. In the event of a breach of this agreement, the non-breaching party may terminate the agreement upon 14 days' written notice for uncured breaches relating to non-payment, except for non-payment of license fees, and upon 60 days' written notice for all other uncured breaches.

Amersham Pharmacia Biotech, Inc.

      In June 2000, we entered into a license agreement with Amersham Pharmacia Biotech, the life sciences division of Nycomed Amersham Plc, pursuant to which we granted a royalty-bearing, non-exclusive license to Amersham Pharmacia Biotech to use our SNP-IT single base primer extension technology. Under the terms of the agreement, Amersham Pharmacia Biotech will produce and sell reagent kits and software incorporating our technology to allow researchers to perform SNP analyses on Amersham Pharmacia Biotech's capillary and slab gel DNA sequencers. In addition to licensing fees, we are entitled to receive royalties for the duration of the license agreement. Our agreement with Amersham Pharmacia Biotech does not provide for minimum annual sales requirements, and therefore we cannot determine at this time the materiality or the value of this agreement to us or our business. This agreement terminates on the date upon which the last of the patents we license to Amersham Pharmacia Biotech expires. In the event of a breach of this agreement, the non-breaching party may terminate the agreement upon 14 days' written notice for uncured breaches relating to non-payment, except for non-payment of license fees, and upon 60 days' written notice for all other uncured breaches.

Applied Biosystems, Inc.

      In July 2000, we entered into a license agreement with PE Biosystems, now known as Applied Biosystems, a division of PE Corporation, under which we granted a royalty-bearing, non-exclusive license to Applied Biosystems to use our SNP-IT single base primer extension technology. Under the terms of the agreement, Applied Biosystems will produce and sell reagent kits and software incorporating our technology to allow researchers to perform SNP analyses on Applied Biosystems' ABI PRISM(R) DNA sequencers. In addition to licensing fees, we are entitled to receive royalties for the duration of the license agreement. Our agreement with Applied Biosystems does not provide for minimum annual sales requirements, and therefore we cannot determine at this time the materiality or the value of this agreement to us or our business. This agreement terminates on the last day upon which the last of the patents we licensed to Applied Biosystems expires. In the event of a breach of this agreement, the non-breaching party may terminate the agreement upon 14 days' written notice for uncured breaches relating to non-payment, except non-payment of license fees, and upon 60 days' written notice for all other uncured breaches.

The SNP Consortium Ltd.

      In July 2000, we expanded our collaboration with The SNP Consortium Ltd. under which we will perform certain SNP scoring services for determining the allelic frequency of 60,000 SNP genomic markers in diverse populations. We will bear all costs to perform these services. To fulfill our commitment under this collaboration, we have accelerated the hiring of personnel for, and use of SNPware consumables in our MegaSNPatron facility, resulting in additional research and development expenses in 2000, and expect to incur between approximately $1.5 and $3.0 million in 2001. We also accelerated previously planned capital expenditures relating to the build-out of the MegSNPatron facility of several million dollars in 2000. In exchange, we have the right to commercialize certain technology developed as a result of performing these services. This collaboration has been amended to continue into 2001, and includes potential milestone payments we may earn.

Other Licenses and Collaborations

      In addition, in the past, we have entered into license and collaboration agreements with respect to our microfluidics technology with various other third parties that are nearing completion and that are not material to our SNP scoring business. We intend to continue to enter into similar agreements to enable us to apply our microfluidics technologies for use in our SNP scoring products and services.

Customers

      We have entered into licensing arrangements with certain customers with respect to SNP-IT primer extension technology. We typically structure these arrangements so that we receive licensing fees and royalty payments for the use of our SNP-IT primer extension technology in our customers' products. We intend to continue to enter into similar arrangements in the future. We have also offered our SNPstream system hardware in two basic transactions, either a purchase and sale transaction or an arrangement in which the customer takes possession of the system and pays an access fee for its use. SNPware consumables are sold to these customers for use with the systems. We have also targeted biotechnology and pharmaceutical companies that utilize different hardware to perform SNP scoring and have established marketing and distribution channels. We also perform SNP scoring services on a fee-for-service basis. Our customers include Eli Lilly, The SNP Consortium and AstraZeneca. Our current SNPstream
25K customers include Glaxo SmithKline, Bristol-Myers Squibb and DNAprint genomics.

Manufacturing and Suppliers

      We manufacture SNPware consumables at our Princeton, New Jersey facility. We believe we currently have sufficient manufacturing capacity to meet commercial demand for our products through 2001. Although we are continuing to scale up our manufacturing capacity, we may need to acquire additional manufacturing capacity during the period from 2001 to 2002 and beyond. We plan to increase our manufacturing capacity by building out or constructing additional facilities that we believe will be completed within the next 12 months. In addition, we may elect to expand our manufacturing capacity through our new acquisition, Cellmark. If we are unable to meet commercial demand for our products, we may need to enter into supply arrangements with third parties to produce commercial quantities of our products.

      Our manufacturing facility is designed to optimize material flow and personnel movement with centrally located manufacturing and quality control operations. We produce critical components in an environmentally controlled clean room which is isolated from the rest of the facility. We plan to comply with quality system requirements, or QSRs, and analyte-specific reagents, or ASRs, over the next two years. Access and safety features are designed to meet federal, state and local health ordinances.

      We rely on outside vendors to manufacture a number of central components of our SNPstream system and reagents that we provide in our SNPware kits. We have agreements with Beckman Coulter for the components of our SNPstream system and PerkinElmer, Inc. for some of the key reagents in our SNPware kits.

      We are establishing a company-wide enterprise resource planning system to manage and control our material and product inventories. This system will encompass product costing, materials procurement, production planning and scheduling, inventory tracking and control and batch records, with links to document control for all manufacturing, quality control, quality assurance and regulatory compliance procedures.

      We also perform service testing at all of our facilities. Our three GeneScreen facilities and our Cellmark facility have the CLIA accreditations necessary to be in compliance with the required regulations.

Distribution

      We intend to expand our business internationally, using the Cellmark facility as a headquarters for the operations of our European subsidiary, Orchid BioSciences Europe, Ltd., in Abingdon, UK. We intend to use our international operations to expand our clinical genetic testing services as well as providing service locations and redistribution centers for our SNPstream hardware and consumables. We also intend to explore options to strengthen our US distribution channels for some or all of the new products to be launched in 2001 and beyond, especially products like the SNPware 96 kit that we expect to be sold into thousands of laboratories.

Intellectual Property

      We have implemented and continue to implement an aggressive patent strategy designed to provide us with a unique proprietary position in the fields of pharmacogenetics and microfluidics. This strategy will continue to focus on protecting and commercializing our current and future products. Our patent portfolio reflects our international scope and includes pursuing patent protection in many of the industrialized nations of the world. We currently own, or have exclusive licenses to, 52 US patents and 9 foreign patents, and have received notices of allowance for 1 additional US and 1 Australian patent applications. Additionally, we have 178 pending patent applications of which 69 are US applications and 107 are foreign patent applications.

      Our commercial success will also depend, in part on our ability to obtain patent protection on the SNPs for which we discover utility and on the products, methods and services for which we base such discoveries. We have sought and intend to continue to seek patent protection for novel uses of SNPs, which may have initially been patented by third parties. In such cases, we may need to license these SNPs from the patent holders to make use of or sell products using these SNPs.

      We also rely on both patent and trade secret protection of our intellectual property. Complex legal and factual determinations and evolving laws make patent protection uncertain. As a result, we cannot be certain that patents will be issued from any of our patent applications or from applications licensed to us or that any issued patents will have sufficient breadth to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do US and Canadian laws.

      We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Most of our employees and consultants also sign agreements requiring that they assign to us their interests in discoveries, inventions, patents and copyrights arising from their work for us, maintain the confidentiality of our intellectual property, and refrain from unfair competition with us during their employment and for a period of time after their employment with us, which includes solicitation of our employees and customers. We cannot assure you that these agreements will not be breached or invalidated. In addition, we cannot assure you that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets or other technologies.

      In the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technologies licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without any merit or whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of such disputes, we may have to develop costly non-infringing technologies, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business and financial condition.

      The Company has 48 pending trademark applications in the US and elsewhere. We have received registrations or notices of allowance for the following trademarks: GeneScreen(R), GenoPak(R), SNPstream(R) and SNPware. We have also received a notice of registration for SNP-IT(R) in Australia.

Competition

      The markets for our products are competitive, and we expect the intensity of competition may increase. Currently, we compete primarily with other companies that are pursuing technologies and products that are similar to our technologies and products. Some of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development and commercialization than we have. Moreover, some competitors may have greater name recognition than we do, and may offer discounts as a competitive tactic. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products or which could render our products obsolete. We cannot assure that we will be able to make the enhancements to our technologies necessary to compete successfully with newly emerging techniques.

      In the SNP scoring field, we compete with several companies offering alternative technology concepts based on indirect detection of the molecule through hybridization and/or labeling. These companies include: Affymetrix, Amersham Pharmacia Biotech, Applied Biosystems, Genometrix, Illumina, Nanogen, QIAGEN Genomics, and Sequenom, as well as firms with direct detection technologies like PyroSequencing and Third Wave Technologies.

      Our principal competitors in the field of pharmacogenetics research and development include: Celera Genomics, CuraGen, Genaissance Pharmaceuticals, Millennium Pharmaceuticals, Myriad Genetics, diaDexus, DNA Sciences, and Variagenics. Our competitors in the field of DNA testing include: Identigene, Laboratory Corporation of America and Lifecodes in the US, along with Forensic Science Service and Laboratory of the Government Chemist in the UK.

Government Regulation

      While most of our initial research products will not be subject to government regulation, we anticipate the manufacturing, labeling, distribution and marketing of some or all of our future diagnostic products and services developed or performed using our SNP-related technologies or microfluidics will be subject to government regulation in the US and in certain other countries.

      In the US, the FDA regulates, as medical devices, most diagnostic tests and in vitro reagents that companies market as finished test kits or equipment. Some clinical laboratories, however, purchase individual reagents intended for specific analyses, and, using those reagents, develop and prepare their own finished diagnostic tests. The FDA has not generally exercised regulatory authority over these individual reagents or the finished tests prepared from them by the clinical laboratories. The FDA has recently proposed a rule that, if adopted, would regulate reagents sold to clinical laboratories as medical devices. The proposed rule would also restrict sales of these reagents to clinical laboratories certified under CLIA as high complexity laboratories. We intend to market some diagnostic products as finished test kits or equipment and others as individual reagents. Consequently, some or all of these products will be regulated as medical devices. The American Association of Blood Banks, or AABB, has accredited our CLIA laboratories in Dallas, Texas, Dayton, Ohio and Sacramento, California. The American Society of Histocompatibility and Immunology, or ASHI, has accredited our Dayton, Ohio laboratory for transplantation typing of prospective bone marrow donors. The National Forensic Science Testing Center has accredited our Dallas, Texas laboratory for DNA typing for criminal forensic purposes.

      The FDA has also adopted a set of regulations known as Analyte Specific Reagents, or ASRs, which cover the production of assays and their components consistent with Good Manufacturing Practices for use in clinical research and by clinical reference laboratories producing their own assays. We are planning to satisfy these ASR guidelines within two years in connection with our manufacture of any SNPstream product that these guidelines may affect.

      The Food, Drug, and Cosmetic Act requires that medical devices introduced to the US market, unless exempted by regulation, be the subject of either a pre-market notification clearance, also known as a 510(k) or an approved pre-market approval application, or PMA. Some of our products may require a PMA and others may require a 510(k). With respect to devices reviewed through the 510(k) process, we may not market a device until the FDA agrees that the product is substantially equivalent to a legally marketed device known as a "predicate device." A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial FDA review. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the US. The FDA, however, may (i) determine that the device is not substantially equivalent and require a PMA, or (ii) require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can further delay market introduction of our products. If the FDA indicates that a PMA is required for any of our products, the application may require extensive clinical studies, manufacturing information and likely review by a panel of experts outside the FDA. The FDA could also require us to conduct clinical studies to support either a 510(k) submission or a PMA application in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA approval of a PMA application could take significantly longer than a 510(k) approval.

      Medical device laws and regulations are also in effect in many countries in which we may do business outside the US. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. We cannot assure you that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining any such foreign regulatory approvals. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Medical laws and regulations are also in effect in some states in which we do business. The failure to obtain product approvals in a timely fashion or to comply with state or foreign medical device laws and regulations may have a material adverse impact on our business and results of operations.

      Our current DNA testing laboratories in the US and our services that Cellmark provides to US citizens are regulated under CLIA. The intent of CLIA is to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests, waived, moderately complex and highly complex, and the standards applicable to a clinical laboratory depend on the level of the tests it performs. Therefore we cannot assure you that the CLIA regulations and future administrative interpretations of CLIA will not have a material adverse impact on us by limiting the potential market for our DNA testing services.

      Our gene diagnostic kits sold by our Cellmark division of Orchid BioSciences Europe Limited are classified as IVD medical devices and are covered by the European Directive, 98/79/EC, or the Directive. The Directive was implemented into UK legislation through the In Vitro Diagnostic Medical Devices Regulations, SI 2000/1315, or the IVD Regulations, which came into force on June 7, 2000. There is a transition period until December 7, 2003 in which manufacturers must either comply with the existing national laws or comply with the IVD Regulations and "CE" (the mark of conformity) mark their devices. After the transition period, it will be mandatory for us to comply with the IVD Regulations. IVDs are classified into four categories so that the level of regulatory control applied to an IVD will be proportionate to the degree of perceived risk based on whom the device user may be or the effect if it fails to perform as intended. These categories are in order of increasing perceived risk, and our products fall into the lowest risk category, or general IVDs. In order to "CE" mark our IVD products, we will need to demonstrate compliance with the essential requirements and use the appropriate conformity assessment route that are both detailed in the IVD Regulations and the relevant Annexes of the Directive. In connection with this demonstration of compliance, we must compile a technical dossier for each IVD we market. The requirement to comply with the IVD Regulations will increase the cost of regulatory compliance for our Cellmark business.

      We currently sell a number of IVD products in the UK and have accreditation certificates for our quality systems from a Notified Body (SGS Yarsley ICS), thereby meeting the requirements of ISO9001, EN46001 and ISO13485. We have also received an accreditation certificate from the United Kingdom Accreditation Service, or UKAS, in relation to our testing laboratory. UKAS is the national body for the accreditation of testing and calibration laboratories, certification and inspection bodies.

      Prior to the Directive becoming mandatory, manufacturers are subject to other legislation and obligations relating to quality control and safety, such as the General Product Safety Regulations 1994 (SI 1994/2328). Manufacturers must also comply with the Products of Animal Origin (Import and Export) Regulations 1996 (SI 1996/3124) if it is applicable to their devices. Under these regulations we are required to (and have) obtained registration from the Ministry of Agriculture, Fisheries & Food of our manufacturing units in relation to the export of genetic testing kits containing Purified Bovine Serum and Purified Gelatine.

      As a result of obtaining the above-mentioned accreditations, we expect that we will be able to demonstrate compliance of our IVD products with some of the essential requirements provided for in Annex I of the Directive. However, we must also prepare technical dossiers in accordance with Annex III of the Directive before affixing a CE marking on each IVD. We cannot assure you that we will be able to demonstrate compliance of our IVD products with the relevant Annexes of the Directive.

      In the US and UK, we are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on our business and results of operations.

Employees

      As of February 15, 2001, we employed 344 persons, of whom 40 hold Ph.D. or M.D. degrees and 34 hold other advanced degrees. Approximately 53 employees are engaged in research and development, 15 employees are engaged in business development, sales and marketing, 216 employees are engaged in manufacturing and DNA testing services, and 66 employees are engaged in intellectual property, finance and other administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe we maintain good relations with our employees.

Risks Related to Our Business

We are at an early stage of development and may never become profitable.

      We organized our company as a Delaware corporation on March 8, 1995 and have a short operating history. The market for the products and services that we develop, manufacture and market, all of which are derived from genomics and microfluidics technologies, is uncertain. We face risks related to our ability to:

      o develop, market and maintain competitive technologies, products and services;

      o anticipate and adapt to changes in our rapidly evolving markets;

      o retain current collaborators and customers and attract new collaborators and customers for our SNPware consumables and SNPstream instruments;

      o implement and successfully execute our business strategy and sales and marketing initiatives in order to increase our brand recognition for our SNPware consumables and SNPstream instruments;

      o attract, retain and motivate qualified management, technical and scientific personnel;

      o obtain additional capital to support the expenses of developing our technologies and commercializing our SNPware consumables and SNPstream instruments; and

      o transition successfully from a company with a research focus to a company capable of supporting commercial activities.

      If we fail to adequately manage these risks, we may never become profitable and our financial condition would suffer.

We had an accumulated deficit of $98.6 million as of December 31, 2000 and expect to continue to incur substantial operating losses for the foreseeable future.

      We have had substantial operating losses since our inception, and we expect our operating losses to continue for the foreseeable future. For example, we experienced net losses of $47.9 million in 2000, $28.2 million in 1999, and $11.5 million in 1998. As of December 31, 2000, we had an accumulated deficit of $98.6 million. In order to further develop our SNP scoring and microfluidics technologies as well as our DNA testing services, we will need to incur significant expenses in connection with our internal research and development and commercialization programs. As a result, we expect to incur operating losses for the foreseeable future.

Fluctuations in our quarterly revenues and operating results may negatively impact our stock price.

      Our revenues and results of operations have fluctuated significantly in the past and significant fluctuations are likely to continue in the future due to a variety of factors, many of which are outside of our control. These factors include:

      o the volume and timing of orders for our SNPware consumables, SNPstream instruments and other products and services;

      o changes in the mix of our products and services offered;

      o the number, timing and significance of new products and services introduced by our competitors;

      o our ability to develop, market and introduce new and enhanced products and services on a timely basis;

      o changes in the cost, quality and availability of reagents and components required to manufacture or use our products; and

      o availability of commercial and government funding to researchers who use our products and services.

      Research and development costs associated with our technologies, products and services, as well as personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. We cannot adjust these expenses quickly in the short term. If our revenues decline or do not grow as anticipated, we may not be able to reduce our operating expenses accordingly. Our failure to achieve anticipated levels of revenues could therefore harm our operating results for a particular fiscal period. In addition, if our operating results in some quarters fail to meet the expectations of public market analysts or investors, the market price of our common stock is likely to fall.

We have limited manufacturing experience and will need to acquire new facilities to manufacture our products on a commercial scale.

      We have limited manufacturing experience and currently possess only two facilities capable of manufacturing limited quantities of our SNPware products for both sale to our customers and internal use. To achieve the production levels necessary for successful commercialization, we will need to continue to scale-up our manufacturing facilities and establish automated manufacturing capabilities. We are presently in the process of building out our manufacturing facility to meet our manufacturing needs beyond 2001. If we are unable to successfully scale-up our existing manufacturing capability, we may not be able to provide our customers with the quantity of products and services they require, which would result in reduced revenues. If any natural disaster were to significantly damage our manufacturing facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products. Furthermore, we may not have adequate insurance to cover the damage, which would adversely affect our results of operations.

We have limited sales and marketing experience, and as a result, may be unable to compete successfully with our competitors in commercializing our potential products and services.

      We have limited experience in sales and marketing. We have only recently established a small direct sales force and will continue to rely principally upon a small number of employees. We also intend to market our SNP scoring and microfluidics products and services through collaborations and distribution agreements with pharmaceutical and biotechnology companies and DNA testing services to governmental entities and individual consumers. We cannot assure you that we will be able to successfully establish either a direct sales force or distribution arrangements to market our products and services, which could have a material adverse effect on our financial condition and business strategy.

Our technologies and initial commercial products and services may not be commercially viable or successful, which would adversely affect our revenues.

      We have not yet fully completed the development of our SNP scoring technologies or the build-out of our ultra high-throughput MegaSNPatron facility for SNP scoring, both of which are important elements of our business strategy. We may not be able to successfully develop these technologies or build-out this facility. Even if we develop these technologies or complete the build-out of this facility, we cannot be certain that our prospective customers will value them. We are currently developing and commercializing only a limited number of products based on our SNP scoring technologies. We cannot assure you that we or our customers will be able to use these technologies to successfully identify and score SNPs. In addition, any SNPs which we or our customers score may not be useful in assisting pharmaceutical or diagnostic product development. Our SNP scoring technologies are in part directed toward the role of genes and polymorphisms in complex diseases. A limited number of companies have developed or commercialized products based on gene discoveries and/or polymorphisms to date. Accordingly, even if we or our customers are successful in scoring SNPs and associating these SNPs with specific drug responses or diseases, we cannot assure you that these discoveries will lead to the development of therapeutic or diagnostic products. If we fail to successfully develop our SNP scoring technologies or any commercially successful therapeutic or diagnostic products and services based on such technologies, we may not achieve a competitive position in the market.

      Our SNP scoring technologies involve novel uses of instrumentation, software and technologies that require validation in commercial applications. Previously unrecognized defects or limitations of our SNP scoring technologies may become apparent in these commercial applications. As a result, we may be unable to validate or achieve the improvements in the components of our SNP scoring technologies necessary for their successful commercialization.

If our customers do not purchase significant volumes of SNPware consumables, our rapid commercialization strategy could fail.

      Our customers may not generate sufficient data in a cost-effective manner using our SNPstream line of products and services. This may limit their purchases of our SNPware consumables necessary to conduct SNP scoring with our SNPstream systems. Other factors which may limit the use of our kits and consumables include the acceptance of our technologies by our customers and the training of our customers' personnel. If our customers are slow to, or never, achieve sufficient results using our SNPstream system, or fail to purchase sufficient quantities of our SNPware consumables, we may never achieve profitability. Further, our customers may not adopt SNPware consumables for use with their own instrument systems. Even if they do, our products may not work on their systems. Either circumstance would materially and adversely affect our revenues and our rapid commercialization strategy.

If we fail to maintain the DNA testing contracts we have with various state and governmental agencies or fail to enter into additional contracts, we would lose a significant source of revenues.

      We currently derive a substantial portion of our revenues from the DNA testing services we provide in the paternity and forensic fields. These services are heavily dependent upon contracts we have with various governmental agencies, which are typically open to bid and awarded every one to three years. The process and criteria for these awards are typically complex and highly competitive. We may not be able to maintain any of our existing governmental contracts or be the successful bidder on any additional governmental contracts which may become available in the future, or negotiate terms acceptable to us in connection with any governmental contract awarded to us, which would adversely affect our results of operations and financial condition.

We will require additional capital to fund our future operating plans which may not be available on acceptable terms, if at all.

      We anticipate that our existing capital resources may not be sufficient to fund our future operating plans and we may therefore need to raise significant additional capital. We expect our capital and operating expenses to be significant for the foreseeable future. We have expended significant resources to date in developing our MegaSNPatron facility and expect to continue to expend significant resources to develop this facility, increase our research and development and commercialization activities and acquire additional manufacturing facilities. The amount of additional capital which we will need to raise will depend on many factors, including:

      o our progress with research and development;

      o the number and breadth of our research programs;

      o our internal use of and our level of success in selling our SNP scoring products and associated technologies and services;

      o our ability to establish and maintain successful collaborations; and

      o the costs incurred by us in enforcing and defending our patent claims and other intellectual property rights.

      We believe the cash on hand will be sufficient to fund our operating costs for at least the next 12 months. However, we may need additional financing sooner if we:

      o decide to expand faster than planned;

      o develop new or enhanced services or products ahead of schedule;

      o need to respond to competitive pressures; or

      o decide to acquire complementary products, businesses or technologies.

      If we raise additional funds through the sale of equity or convertible debt or equity-linked securities, your percentage ownership in the company will be reduced. In addition, these transactions may dilute the value of our outstanding common stock. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may be forced to relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable to us. We may be unable to raise additional funds on terms acceptable to us. If future financing is not available to us on acceptable terms, we may not be able to fund our future needs which would have a material adverse effect on our results of operations and financial condition.

If we cannot enter into new collaborations or licensing agreements, we may be unable to develop or commercialize our technologies, products and services.

      Our strategy for developing and commercializing technologies, products and services based on our discoveries depends upon our ability to form research collaborations and licensing arrangements. As a result, we may be dependent on our collaborators and licensees for marketing of SNP scoring systems, regulatory approval and manufacturing and marketing of therapeutic and diagnostic products resulting from the application of our technologies. If we are unable to enter into such research collaborations and licensing arrangements or implement our strategy to develop and commercialize therapeutic and diagnostic products based upon our discoveries it would have a material adverse effect on our results of operation and financial condition.

The early termination of any of our collaborations or licenses could harm our business and financial condition.

      The collaboration agreements we have with third parties may be terminated early under certain circumstances, including in the event of a material breach by us. In addition, we intend to enter into additional collaborations and licenses with third parties, who may require that we allow them to terminate their agreements with us prior to the expiration of the negotiated term under certain circumstances. If any third party were to terminate its agreement with us or otherwise fail to perform its obligations or to complete them in a timely manner, we could lose significant revenues.

We may not be able to attract and retain consultants and scientific advisors.

      We have historically maintained relationships with consultants and scientific advisors at academic and other institutions who have conducted research on our behalf critical to the development of our technologies, products and services. The majority of these individuals have commitments to other entities and have limited time available for us. Some of these entities may also compete with us. We will need to establish new relationships with consultants and scientific advisors in our genetic diversity fields. We will have little, if any, control over the activities of any new collaborators and can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover and score SNPs and commercialize products based on these discoveries will depend in part on continued collaborations with researchers at academic and other institutions. We cannot assure you that any of our existing collaborations will be successful. Further, we may not be able to negotiate acceptable collaborations in the future with additional consultants or scientific advisors at academic and other institutions.

If we do not successfully distinguish and commercialize our technologies, products and services, we may be unable to compete successfully with our competitors or to generate significant revenues.

      We are subject to significant competition from companies that are pursuing products and services that are substantially similar to our existing and proposed products and services. Many of the organizations competing with us have greater financial, manufacturing, marketing, sales distribution and technical resources than we do. In the SNP scoring field, we compete with several companies offering alternative technologies based on indirect detection of hybridization and/or labeling which differ in certain of the methods of amplification, separation of samples or detection and analysis of SNPs. We may also compete against certain of our customers, which could adversely affect our relationships with them.

      We also face significant competition in our Pharmaceutical Value Creation efforts to identify and patent medically important uses of SNPs. Many of the organizations competing with us have greater financial and technical resources. We also have limited experience working in the pharmaceutical industry and may not be able to successfully commercialize our inventions, either on our own or in partnership with others. It also may take longer than currently anticipated for SNPs and pharmacogenetics to become widely used in clinical practice, which could adversely impact our ability to realize significant revenues from our PVC business in the foreseeable future.

      We believe our future success will depend, in large part, on our ability to maintain a competitive position in the instrument and kit-based SNP scoring, pharmacogenetics and microfluidics product fields and in the SNP scoring services field. Others may make rapid technological developments which may result in our technologies, products or services becoming obsolete, before we recover the expenses incurred to develop them. Our inability to make the enhancements to our technologies necessary to compete successfully with newly emerging technologies would have a material adverse effect on our competitive position.

If we are unable to protect our proprietary methods and technologies, we may not be able to commercialize our products and services.

If our patent applications do not result in issued patents, our competitors may obtain rights to commercialize our discoveries, which would harm our competitive position.

      Our commercial success will depend, in large part, on our ability to obtain patent protection on many aspects of our business, technologies, products and services, including the discovery and the association of particular SNPs with disease predisposition and adverse drug metabolism, and on the products, methods and services we develop. We may not be able to obtain new patents for our SNPware consumables and SNPstream systems. We intend to apply for patent protection on novel SNPs of known genes and their uses, as well as novel uses for previously identified SNPs discovered by third parties. In the latter cases, we would need a license from the holder of the patent with respect to such SNP in order to make, use or sell any related products. We may not be able to acquire such licenses on terms acceptable to us, if at all.

      Certain parties are attempting to rapidly identify and characterize genes and SNPs through the use of gene expression analysis and other technologies. To the extent any patents issue to other parties on such partial or full-length genes or SNPs or uses for such genes or SNPs, the risk increases that the sale of products, including therapeutics, or processes developed by us or our collaborators may give rise to claims of patent infringement against us. Others may have filed and, in the future are likely to file, patent applications covering SNP uses. Any such patent application could have priority over our patent applications and could further require us to obtain rights to previously issued patents covering SNP uses. We cannot assure you that any license that we may require under any such patents will be made available to us on commercially acceptable terms, if at all.

The scope of our issued patents may not provide us with adequate protection of our intellectual property, which would harm our competitive position.

      Any issued patents that cover our proprietary technologies may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. The U.S. Patent and Trademark Office may invalidate one or more of our patents. In addition, third parties may have patents of their own which could, if asserted, prevent us from practicing our proprietary technologies, including the methods we use to conduct SNP scoring. If we are otherwise unable to practice our patented technologies, we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies.

Our success will depend partly on our ability to operate without misappropriating the intellectual property rights of others.

      We may be sued for infringing, or may initiate litigation to determine that we are not infringing, on the intellectual property rights of others. For example, we have recently commenced an action against St. Louis University seeking declaratory judgment of non-infringement, invalidity and non-enforcement with respect to a patent controlled by St. Louis

University. Intellectual property litigation is costly, and could adversely affect our results of operations. If we do not prevail in any intellectual property litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity, or obtain a license to or design around the intellectual property in question. If we are unable to obtain a required license on acceptable terms, or are unable to design around any third party patent, we may be unable to sell some of our products and services, which would result in reduced revenues.

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could result in the forfeiture of these rights.

      In order to protect or enforce our patent rights, we may need to initiate patent litigation against third parties. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These lawsuits could result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents. We cannot assure you that we will prevail in the St. Louis University action or in any future litigation or that a court will not find damages or award other remedies in favor of the opposing party in any of these suits. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which would likely cause the market price of our stock to decline.

Other rights and measures that we rely upon to protect our intellectual property may not be adequate to protect our products and services and could reduce our ability to compete in the market.

      In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. While we require employees, collaborators, consultants and other third parties to enter into confidentiality and/or non-disclosure agreements where appropriate, any of the following could still occur:

      o the agreements may be breached;

      o we may have inadequate remedies for any breach;

      o proprietary information could be disclosed to our competitors; or

      o others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies.

      If for any of the above reasons our intellectual property is disclosed or misappropriated, it would harm both our ability to protect our rights and our competitive position.

Future acquisitions or investments could disrupt our ongoing operations, increase our expenses and adversely affect our revenues.

      Since September 1998, we have acquired Molecular Tool, a developer of SNP technologies, as well as GeneScreen and Cellmark, both providers of genetic diversity testing services. Although we have no commitments or agreements with respect to any additional acquisitions at present, we anticipate that a portion of our future growth may be accomplished by acquiring existing businesses. Factors that will affect the success of any acquisition we might make include our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to motivate key personnel and to retain customers of acquired businesses. We may not be able to identify suitable acquisition opportunities, obtain any necessary financing for such acquisitions on acceptable terms or successfully integrate acquired personnel and operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our revenues.

Our failure to comply with applicable government and industry regulations may affect our ability to develop, produce, or market our potential products and services and may adversely affect our results of operations.

      Our research and development, manufacturing and service activities involve the controlled use of hazardous materials and chemicals and patient samples. We are subject to federal, state, local, UK and European laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products, as well as the conveyance, processing, and storage of and data on patient samples. Further, we are subject to CLIA as a result of our recent acquisition of three GeneScreen laboratories and the Cellmark laboratory. CLIA imposes certain certification requirements on all clinical laboratories performing tests on human specimens for the purpose of providing information for the diagnosis, prevention or testing of any diseases. In addition, we are subject to the European Directive 98/79/EC as a result of our acquisition of the Cellmark Laboratory. European Directive 98/79/EC imposes certain requirements in connection with Cellmark's sale of gene diagnostic kits. Although we believe we comply in all material respects with the standards prescribed by federal, state, local, UK and European laws and regulations, if we fail to comply with applicable laws or regulations, including CLIA and European Directive 98/79/EC, or if an accident occurs, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources.

      All three of our GeneScreen laboratories must comply with various industry regulations and accreditation standards in order to continue to provide our paternity testing, forensic testing and bone marrow typing services. For example, our GeneScreen laboratories have obtained accreditation from the American Association of Blood Bank in order to provide paternity testing, from the National Forensic Science Testing Center in order to provide criminal forensic testing services and from the American Society of Histocompatibility and Immunology in order to provide bone marrow donor typing services. In addition, our Cellmark laboratory must comply with various industry regulations and accreditation standards in order to provide paternity and forensic testing services. For example, our Cellmark laboratory has obtained accreditation from a Notified Body (SGC Yarsley ICS) and the United Kingdom Accreditation Service and a registration from the Ministry of Agriculture, Fisheries and Food in order to provide paternity and forensic testing services. In addition, Cellmark must comply with regulations applicable to the marking of its products. We cannot assure you that we will be able to maintain our accreditations with any of these authorities or comply with the regulations applicable to the marking of Cellmark products. If we fail to comply with the applicable regulations promulgated by any of these agencies or if we were to lose our accreditation by any of them, the relevant authority could require us to close our laboratories, which could eliminate or significantly reduce the revenues supporting our GeneScreen or Cellmark business.

The sale of our SNPware consumables and SNPstream instruments involves a lengthy and expensive sales cycle that may not result in sales.

      Our ability to obtain customers for our SNPware consumables and SNPstream instruments will depend in significant part upon the perception that our products and services can help accelerate or improve drug discovery and development efforts or have beneficial effects on human health. Our average sales cycle is lengthy due to the education effort that is required to effectively sell the benefits of our products and services to a variety of constituencies within prospective customers, including research and development personnel and key management. As a result, in many instances we may expend significant human and capital resources to market our products without any resulting sales.

If our customers fail to accurately prepare DNA samples for use with our SNPware and SNPstream product line or for analysis at our MegaSNPatron facility, our products and services may fail to produce accurate results.

      Before using our SNPstream product line and MegaSNPatron SNP scoring service facility, customers must prepare samples by following several steps that are prone to human error, including DNA isolation and DNA segment amplification. If they do not prepare DNA samples appropriately, our SNPstream products and MegaSNPatron SNP scoring service will not generate an accurate reading. Alternatively, they may achieve lower levels of throughput than the levels for which our system was designed. If our customers generate inaccurate readings or are unable to achieve expected levels of throughput, they may not continue to purchase our consumables, instruments or services, which could materially and adversely affect our revenues.

We may be held liable for any inaccuracies associated with our research and DNA testing services, which may require us to defend ourselves in costly litigation.

      Our clinical laboratory testing centers provide pharmacogenetic, forensic and paternity testing services. Claims may be brought against us for false identification of paternity or other inaccuracies. Litigation of these claims can be costly. We could expend significant funds during any litigation proceeding brought against us. Further, if a court were to require us to pay damages to a plaintiff, the amount of such damages could significantly harm our financial condition.

If our vendors fail to supply us with components for which availability is limited, we may experience delays in our product development and commercialization.

      Certain key components of our SNP scoring and microfluidic chip system technologies are currently available only from a single source or a limited number of sources. We currently rely on outside vendors to manufacture certain components of our SNPstream system and certain reagents we provide in our SNPware kits. Some or all of these key components may not continue to be available in commercial quantities at acceptable costs. For example, we have an agreement with Beckman Coulter under which they supply us with the components of our SNPstream system, and with NEN Life Sciences (now known as PerkinElmer) under which they supply us with some of the key reagents contained in our SNPware kits. We rely on third parties to provide DNA samples to us and to perform DNA synthesis. It could be time consuming and expensive for us to seek alternative sources of supply. Consequently, if any events cause delays or interruptions in the supply of our components, we may not be able to supply our customers with our products and services on a timely basis which would adversely affect our results of operations. We also currently rely on DNA and oligonucleotides provided by suppliers and rely on other third parties to perform DNA synthesis for us. A steady supply of oligonucleotides is essential for both our internal and our external scoring needs. The market for custom oligonucleotide synthesis is dominated by only six producers of oligonucleotides. We currently have one source of supply for our oligonucleotides and our business and financial condition would be adversely affected if our existing supplier were to fail to provide us with the quantity or quality of components we require in order to perform obligations under our agreements with third parties in a timely manner. To the extent that our supplier fails to meet our requirements completely or consistently, we may need to enter a new agreement with another supplier, the terms of which may not be as favorable toward us as our existing supply agreement.

If we fail to retain our key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenues.

      Our future success will depend on the continued services and on the performance of our senior management, in particular the services of:

      o Dale R. Pfost, Ph.D., our Chairman of the Board, President and Chief Executive Officer; and

      o Donald R. Marvin, our Senior Vice President, Chief Operating Officer and Chief Financial Officer.

      If either of Dr. Pfost or Mr. Marvin were to be hired away from us by a competitor, or if for any reason they could not continue to work for us, we would have difficulty hiring officers with equivalent skills in general and financial management. We do not currently carry "key man" life insurance, so the loss of the services of either of these individuals could seriously impair our ability to operate or to compete in our industry.

      In addition, our researchers, scientists and technicians have significant experience in research and development related to genetic diversity. If we were to lose these employees to our competitors, we could spend a significant amount of time and resources to replace them, which could impair our research and development efforts. Further, in order to scale-up our manufacturing capability and to further our research and development efforts, we will need to hire, train, and retain additional research, scientific, and technical personnel. If we are unable to do so, we may experience delays in the research, development and commercialization of our technologies, products and services.

Risks Related to the Biotechnology Industry

Public opinion regarding ethical issues surrounding the use of genetic information may adversely affect demand for our products.

      Public opinion regarding ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing. In addition, such authorities could prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our products, which could materially and adversely affect our revenues.

Commercializing pharmaceutical products has associated risks, including compliance with pre-clinical and clinical testing and manufacturing regulations.

      Although it is likely to be years before we develop any potential pharmaceutical products, any future products will require significant research, development and pre-clinical and clinical testing before we submit any regulatory application for their commercial use. If we were to undertake any of these activities without the collaboration of others, we would have to expend significant funds. Any of our potential pharmaceutical products will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the following possibilities:

      o that potential pharmaceutical products will be found to be unsafe, non-efficacious or otherwise fail to receive necessary regulatory clearances;

      o that the products, if safe and efficacious, will be difficult to manufacture on a large scale or uneconomical to market;

      o that proprietary rights of third parties will preclude us or our collaborative partners from marketing such products; or

      o that third parties will market superior or equivalent products.

      If we have difficulty managing these risks, we may not be able to develop any commercially viable products. In addition, clinical trials or marketing of any such potential pharmaceutical products may expose us to liability claims from the use of such pharmaceutical products. We may not be able to obtain product liability insurance or, even if we do, any coverage we obtain could be insufficient or costly. In addition, should we choose to manufacture or to develop pharmaceutical products ourselves, we will have to make significant investments in pharmaceutical product development, marketing, sales and regulatory compliance resources, and we will have to establish or contract for the manufacture of products under the regulations of the FDA regarding good manufacturing practices. We cannot assure you that we will be able to develop or commercialize successfully any potential pharmaceutical products.

Risks Associated With Our Common Stock

Future issuance of our preferred stock may dilute the rights of our common stockholders.

      Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares. The Board of Directors may exercise this authority without any further approval of our stockholders. The rights of the holders of common stock may be adversely affected by the rights of the holders of our preferred stock that may be issued in the future.

We have various mechanisms in place that you as a stockholder may not consider favorable, which may discourage takeover attempts.

      Certain provisions of our certificate of incorporation and bylaws, as well as Section 203 of the Delaware General Corporation Law, may discourage, delay or prevent a change in control of our company, even if the change of control would be beneficial to stockholders. These provisions include:

      o authorizing the issuance of "blank check" preferred stock that could be designated and issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

      o creating a classified Board of Directors with staggered, three-year terms, which may lengthen the time required to gain control of our Board of Directors;

      o prohibiting cumulative voting in the election of directors, which will allow a majority of stockholders to control the election of all directors;

      o requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

      o limiting who may call special meetings of stockholders;

      o prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of stockholders; and

      o establishing advance notice requirements for nominations of candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

      In addition, our stock incentive plans may discourage, delay or prevent a change in control of our company.

Our stock price has been and likely will continue to be volatile and your investment may suffer a decline in value.

      The market prices for securities of companies quoted on The Nasdaq Stock Market, including our own, have in the past been, and are likely to continue in the future to be, very volatile. The Nasdaq Composite Index has significantly declined since our initial public offering in May 2000 and remains very volatile with the decline and volatility of market prices for securities of companies quoted on The Nasdaq Stock Market. The market price of our common stock has been and likely will continue to be subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

      o announcements regarding the results of discovery efforts by us or our competitors;

      o announcements regarding the acquisition of technologies or companies by us or our competitors;

      o changes in our existing strategic alliances or licensing arrangements or formation of new alliances or arrangements;

      o technological innovations or new commercial products developed by us or our competitors;

      o changes in our intellectual property portfolio;

      o developments or disputes concerning our proprietary rights;

      o issuance of new or changed securities analysts' reports and/or recommendations applicable to us;

      o additions or departures of our key personnel;

      o operating losses by us;

      o actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock;

      o continued economic uncertainty with respect to valuation of certain technology companies and other market conditions.

      We cannot assure you that your initial investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market, which would adversely affect our business and financial operations.

Our directors, executive officers and principal stockholders will have substantial control over our affairs.

      Our directors, executive officers and principal stockholders beneficially own, in the aggregate, approximately 34% of our common. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination of which you might otherwise approve.

Item 2. PROPERTIES

      We lease four facilities which provide us with approximately 67,000 square feet for our operations in Princeton, New Jersey which serve as our headquarters and as the base for marketing and product support operations, research and development and manufacturing activities. We also lease an approximately 19,000 square foot facility in Dallas, Texas; an approximately 16,500 square foot facility in Dayton, Ohio; and an approximately 5,100 square foot facility in Sacramento, California. The latter three facilities include CLIA approved laboratories where our genetic DNA diversity testing services are located. We also lease a total of approximately 75,000 square feet in three buildings located in Abingdon, UK for the operations of Orchid BioSciences Europe Limited and our Cellmark business. We currently believe our facilities are sufficient to meet our space requirements through the year 2001.

Item 3. LEGAL PROCEEDINGS

      We have been in discussions with St. Louis University of St. Louis, Missouri regarding its belief that our SNP scoring technology infringes certain claims under US patent 5846710, which is controlled by the University.
Although we are confident that our SNP scoring technology does not infringe any claims under the University's patent, we nonetheless entered into discussions with the University regarding the scope of these claims in the hope of resolving the issue. Upon our failure to reach agreement with the University, in August 2000 we filed a lawsuit against the University in the U.S. District Court for the Southern District of California, Case No. 00CV1558L (JFS), seeking declaratory judgment of non-infringement, invalidity and non-enforceability with respect to the University's patent. While we believe that our position in this action is strong, patent litigation is complex and likely will result in claims against us, including patent infringement. As a result, the outcome of this action is uncertain. Furthermore, while we are seeking declaratory judgment in this action, the lawsuit could take significant time, be expensive and divert our management's attention from other business concerns.

      We had been engaged in discussions with Motorola in an attempt to resolve certain areas of disagreement that arose under the existing collaboration in the area of the microfluidics. The primary issue of disagreement between the parties relates to whether, under the terms of the agreement with Motorola, Motorola has a right to obtain a license to our SNP-IT technology for use with Motorola's microfluidic chips. While we believe this issue has been resolved, there can be no assurance that Motorola will not still seek arbitration or litigation of the rights it claims to our SNP-IT technology.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the year ended December 31, 2000.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our common stock began trading on The Nasdaq National Market on May 5, 2000 under the symbol "ORCH". The following table sets forth, for the periods indicated, the high and low bid information for our common stock, as reported by Nasdaq, since our common stock commenced public trading:

                                                                                 Common Stock
                                                                                 ------------
                                                                              High              Low
                                                                              ----              ---

         2000:
                  Second Quarter (from May 5, 2000)..........................$38.44............$7.50
                  Third Quarter...............................................60.81............29.13
                  Fourth Quarter..............................................33.50.............5.00

         2001:
                  First Quarter (through February 15, 2001)..................$14.31............$8.00

      On February 15, 2001, the last sale price of our common stock was $9.31.

Stockholders

      As of February 15, 2001, there were approximately 633 stockholders of record of the 33,445,793 outstanding shares of common stock.

Dividends

      We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the growth of the Company.

Sales of Securities

      From October 1, 2000 through January 3, 2001, ten individuals exercised options to purchase an aggregate of 17,897 shares of our common stock for an aggregate purchase price of $29,912.

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

      When the Securities and Exchange Commission declared our Registration Statement on Form S-1 (No. 333-30774) effective, we completed our initial public offering on May 4, 2000, the net proceeds of which were approximately $48.4 million after underwriting discounts and commissions and offering costs. Although a portion of these proceeds were utilized for capital expenditures and in the recent acquisition of Cellmark, we have no specific plan at this time for use of the remaining proceeds and expect to use such proceeds for working capital and general corporate purposes including the payment of sales and marketing expenses. We may, when the opportunity arises, use an unspecified portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. From time to time, in the ordinary course of business, we expect to evaluate potential acquisitions of such businesses, products or technologies. However, at this time, we have no understandings, commitments or agreements with respect to any material acquisition.

The following table sets forth our approximate cumulative use of net offering proceeds from our initial public offering as of December 31, 2000 (in thousands):

Capital expenditures                                                  $8,900
Net cash used to fund operations                                      16,800

Item 6. SELECTED FINANCIAL DATA

      The consolidated statements of operations data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000 and 1999 were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data as of December 31, 1998, 1997 and 1996 were derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                  Year Ended December 31
                                  ----------------------
                  2000        1999        1998         1997        1996
                  ----        ----        ----         ----        ----
                           (in thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues:
  Product revenues and access fees .....................   $   2,329    $      --    $      --    $      --    $      --
  Clinical laboratory testing ..........................      12,086           --           --           --           --

  License revenues .....................................       3,133           --           --           --           --
  Grant revenues .......................................         701          811           33           --           --
  Collaboration revenues--related parties ..............          --           --        2,748        3,763        6,230
  Collaboration revenues--unrelated parties ............          --          828           --           --           --
  Other ................................................         132          154           --           --           --
                                                           ---------    ---------    ---------    ---------    ---------
Total revenues .........................................      18,381        1,793        2,781        3,763        6,230
                                                           ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Cost of product revenues and access fees .............       1,610           --           --           --           --
  Cost of clinical laboratory testing ..................       9,278           --           --           --           --
  Selling, general and administrative ..................      29,970        9,611        5,199        2,927          718
  Research and development .............................      28,881       14,447        7,574       10,813        6,727
  Acquisition of in-process research and development ...          --           --        2,353           --           --
                                                           ---------    ---------    ---------    ---------    ---------
Total operating expenses ...............................      69,739       24,058       15,126       13,740        7,445
                                                           ---------    ---------    ---------    ---------    ---------
Operating loss .........................................     (51,358)     (22,265)     (12,345)      (9,977)      (1,215)
Other income (expense):
  Interest income ......................................       4,064          203          932           49           91
  Interest expense .....................................        (497)      (6,158)         (66)          --           --
  Other expense ........................................         (76)          --           --           --           --
                                                           ---------    ---------    ---------    ---------    ---------
Total other income (expense) ...........................       3,491       (5,955)         866           49           91
                                                           ---------    ---------    ---------    ---------    ---------
Net loss ...............................................     (47,867)     (28,220)     (11,479)      (9,928)      (1,124)
                                                           ---------    ---------    ---------    ---------    ---------

Beneficial conversion feature of preferred stock .......     (29,574)     (44,554)          --           --           --
                                                           ---------    ---------    ---------    ---------    ---------
Net loss allocable to common stockholders ..............   $ (77,441)   $ (72,774)   $ (11,479)   $  (9,928)   $  (1,124)
                                                           =========    =========    =========    =========    =========

Basic and diluted net loss per share allocable to common
  stockholders .........................................   $   (3.58)   $  (95.87)   $  (17.09)   $  (27.57)   $   (3.45)
Shares used in computing basic and diluted net loss per
  share allocable to common stockholders ...............      21,646          759          672          360          326

                                                                                    December 31
                                                           -------------------------------------------------------------
                                                              2000         1999         1998         1997         1996
                                                           ---------    ---------    ---------    ---------    ---------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
  investments ..........................................   $  66,415    $  33,804    $   8,088    $   6,405    $   1,618
Working capital ........................................      64,644       27,275        5,751          773         (201)
Total assets ...........................................     142,327       94,856       15,599        6,884        2,406
Long-term debt, less current portion ...................       6,152        4,122        3,548           --           --
Mandatorily redeemable preferred stock .................          --       88,946       27,530        9,230           --
Convertible preferred stock ............................          --            1          212            1            1
Total stockholders' equity (deficit) ...................     123,303       (8,285)     (18,123)      (8,009)         188

      The following transactions had a material effect on the comparability of the data presented in the consolidated financial data above, as follows: contract revenues received from related parties relating to the SmithKline Beecham agreement, the acquisition of certain Molecular Tool assets in September 1998, the acquisition of GeneScreen in December 1999, the sale of series C mandatorily redeemable convertible preferred stock in December 1997 and March 1998, the sale of series E mandatorily redeemable convertible preferred stock in December 1999 and January 2000 and the sale of common stock in our initial public offering in May 2000. Please see our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussions of these transactions.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      This Management's Discussion and Analysis of Financial Condition as of December 31, 2000 and Results of Operations for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data included elsewhere in this Annual Report on Form 10-K. For a more detailed discussion of forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the "Forward-Looking Statements" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section included elsewhere in this Annual Report on Form 10-K. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

      We are engaged in the development and commercialization of genetic diversity technologies, products and services. Since we began operations in March 1995, we have devoted substantially all of our resources to the development and application of a portfolio of products and services using our proprietary biochemistry for scoring SNPs and microfluidics technologies for applications in drug discovery, development and marketing, principally in the field of pharmacogenetics and DNA synthesis. Since late 1999, we also have been a leading provider of DNA testing services in the paternity, forensics and HLA transplantation typing fields.

      Most of our current activities and resources are directed toward commercializing our SNP scoring products and services that apply our proprietary SNP-IT primer extension technology. We currently have revenues from the sale of both our SNPstream instrument systems and our SNPware consumable kits. We also expect each SNPstream system we place will generate an additional recurring revenue stream from the sale of our SNPware consumables. We also expect to generate revenue from sales of SNPware consumables designed to work on the platforms of various manufacturers, and from SNP-IT license fees and royalties. In addition, we provide, or plan to provide, a variety of SNP genotyping and pharmacogenetics services to the pharmaceutical and biotechnology industries through our high throughput MegaSNPatron facility.

      Our ability to achieve profitability will depend, in part, on our ability to successfully develop and commercialize our proprietary SNP scoring and microfluidics technologies in the form of products and services for pharmaceutical and biotechnology companies and research institutions. We introduced our SNPstream 25K SNP scoring system, SNPware consumables and related services in late 1999. We intend to introduce SNPstream instruments with lower throughput capabilities beginning in 2001. Because our proprietary SNP-IT primer extension technology is very adaptable to other hardware platforms, we intend to expand our offerings of SNPware consumables for use on instruments made or sold by other companies and to obtain access fees and royalties by licensing our SNP-IT technology for incorporation in the consumable kits of others. Our collaborations with Affymetrix, Amersham Pharmacia Biotech, Applied Biosystems and PerkinElmer are examples of this platform propagation strategy.

      Our proprietary pharmaceutical value creation strategy is based on the creation of proprietary rights covering the identification of SNPs and their associations to medically important attributes of patients. We are developing intellectual property rights in this area through collaborations with members of our CGN, and we intend also to develop intellectual property rights through our collaborations with pharmaceutical and biotechnology companies. We intend to develop proprietary rights around both diagnostic and therapeutic uses of SNPs. We do not expect royalties from commercial sale or license of intellectual property rights generated by using our technologies for at least several years, if at all.

      On December 30, 1999, we acquired GeneScreen for a net purchase price of $42.7 million, consisting of a combination of cash and shares of our series E mandatorily redeemable convertible preferred stock, offset by the cancellation of certain debt we owed to GeneScreen. We included $28.5 million as a beneficial conversion feature in the purchase price. The amount of the beneficial conversion feature was calculated as the difference between the $11.75 per share fair value of our common stock on December 22, 1999, the commitment date which was the date of the merger agreement for the acquisition, over the $4.50 per share conversion price of the stock. GeneScreen is a company engaged in DNA laboratory analysis for paternity, forensics and transplantation testing and had revenues of approximately $13.7 million in 1999. In connection with the acquisition of GeneScreen, we recorded approximately $43.1 million of goodwill and other intangible assets, which we will amortize over periods ranging from four to fifteen years.

      On February 12, 2001, we acquired Cellmark, a division of AstraZeneca, for a combination of cash and shares of our common stock. Cellmark is engaged in DNA laboratory analysis for paternity and forensics.

      GeneScreen's and our recently acquired Cellmark's business in paternity testing and forensics supports our goal of building our business in genetic diversity. We plan to use the accredited laboratories at GeneScreen and Cellmark to offer clinical quality pharmacogenetics SNP scoring of patient samples for clinical association studies and pharmaceutical clinical trials. We also plan to use these laboratories to conduct pharmacogenetic SNP scoring services that we may eventually offer to physicians and patients via the Internet as well as other potential distribution channels. GeneScreen's DNA testing business is dependent upon its successful competitive bidding and qualifications for contracts with various governmental entities to provide paternity testing. We expect revenues from the respective forensics businesses of GeneScreen and Cellmark to increase as DNA analyses are increasingly being used by the criminal justice system to identify perpetrators and exonerate the innocent.

      We have recorded deferred compensation resulting from the granting of stock options to employees, directors or consultants covering shares of common stock, which stock options had exercise prices below the fair value of the underlying common stock at the date of their grant. Net of prior amortization and remeasurement related to options previously granted to consultants, deferred compensation of $13.4 million at December 31, 2000 will be amortized over the vesting periods of the respective options, typically four years. In 2000, certain employees were granted options to acquire 2,146,670 shares of common stock at various exercise prices. We recorded $8.1 million of deferred compensation related to these grants of options, which will be amortized over the respective vesting periods of the options. Included in these were 800,000 performance-based options (600,000 of which were granted to executive officers).

      In 2000, certain non-employees were granted options to purchase 216,307 shares of common stock, which vest over a three- or four-year period based upon future service requirements. We recorded $2.3 million of deferred compensation related to these grants of options, which will be amortized over the respective vesting periods.

      We anticipate recording total compensation charges resulting from the amortization in future periods of the deferred compensation as of December 31, 2000 as follows (in millions):

                       Year Ended December 31,
          ----------------------------------------------
          2001        2002          2003           2004
          ----        ----          ----           ----
          $4.9        $4.4          $3.8           $0.3

      The portion of these amounts which result from grants to consultants are subject to remeasurement at the end of each reporting period based upon the changes in the fair value of the common stock until the consultant completes performance under his or her respective option agreement. Additional deferred compensation of $537,000 was recorded in 2000 related to such remeasurements. Also, certain grants of performance based options have been made for which no deferred compensation expense has been recorded and for which compensation expense will be measured at the time the performance criteria is met as the difference between the fair value of the common stock and the exercise price and will be immediately recorded as compensation expense.

      We have incurred losses since inception, and, as of December 31, 2000, we had total stockholders' equity of $123.3 million, including an accumulated deficit of $98.6 million. We anticipate incurring additional losses over at least the next several years. We expect these losses to continue as we expand the commercialization of our products and services to the research market and we fully implement our proprietary SNP value creation business strategies. We expect this expansion to result in increases in research and development, marketing and sales, and general and administrative expenses. Payments under strategic alliances, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Sources of Revenues and Revenue Recognition

      We have had, and expect in the future to have, several sources of revenues. Prior to our acquisition of GeneScreen, we derived substantially all of our revenues from research and development collaborations, technology grants and awards from several governmental agencies. In 2000, we derived our first GeneScreen revenues from the performance of laboratory DNA testing services. In 1999, we derived our first revenues from the placement of our first commercial SNPstream hardware system, and commencing in 2000, we derived increased amounts of revenues from the sale of SNP-IT consumables. We also derived significant license revenue in 2000.

      In connection with the research and development collaborations that provided the majority of our revenues in the early years of our corporate history, we recognized revenues when related research expenses were incurred and when we satisfied specific performance obligations under the terms of the respective research contracts. Up-front licensing fees obtained in connection with such agreements are deferred and amortized over the estimated performance period of the respective research contract. Milestone payments are recognized as revenues upon the completion of the milestone event or requirement.

      GeneScreen DNA laboratory and SNP scoring services revenues are recognized on a completed contract basis at the time test results are reported. Deferred revenues represent the unearned portion of payments received in advance of tests being completed.

      To date, we have offered our SNPstream system hardware in two basic types of transactions, either a purchase and sale transaction or an arrangement in which the customer takes possession of the system and pays an access fee for its use. Revenues on the sale of the hardware are recorded upon transfer of title and after we have met all of our significant performance obligations. Access fee payments, which are received when a system is initially placed, are deferred and revenues are recognized on a straight-line basis over the term of the agreement.

      Revenues from the sale of SNPware consumables are recognized upon the transfer of title, generally when the SNPware products are shipped to our customers from our facility.

      Revenues from license arrangements, including license fees creditable against potential future royalty obligations of the licensee, are recognized when an arrangement is entered into if we have no significant continuing involvement under the terms of the arrangement. If we have significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period.

RESULTS OF OPERATIONS

Years Ended December 31, 2000 and 1999

      Revenues. Revenues for 2000 of $18.4 million represents an increase of $16.6 million as compared to revenues of $1.8 million for 1999. The increase was largely due to revenues generated from our GeneScreen DNA testing operations of $12.1 million, revenues generated from access fees related to the placements of our SNPstream 25K instrument systems and sales of consumables of $2.3 million, license revenues from several agreements to license our SNP-IT technology of $3.1 million and grant revenues of $0.7 million for 2000. The results of operations for 1999 do not include those of GeneScreen, which we acquired on December 30, 1999. GeneScreen's revenues for 1999 were $13.7 million compared to $12.1 million for the same period in 2000. The 1.6 million decrease in revenue from 1999 to 2000 was caused by the loss of one contract.

      Cost of product revenues and access fees. Cost of product revenues and access fees for 2000 was $1.6 million, compared to $0 for 1999. The increase was attributable to the costs associated with the SNPstream instrument placements, primarily depreciation and consumables sold.

      Cost of clinical laboratory testing. Cost of clinical laboratory testing was $9.3 million for 2000. The increase was attributable to the acquisition of GeneScreen on December 30, 1999, which provides 100% of our clinical laboratory testing. There was no cost of clinical laboratory testing for 1999 due to the fact that we had not yet acquired GeneScreen at that time. Cost of clinical laboratory testing of GeneScreen for 1999 was $10.1 million or 74% of revenues compared to the cost of clinical laboratory testing for 2000 of $9.3 million or 77% of revenues.

      Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses for 2000 were $30.0 million, an increase of $20.4 million, as compared to $9.6 million for 1999. We attribute this increase primarily to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of and after becoming a public company and supporting our future growth, amortization of deferred compensation expense of $4.3 million and operating costs of $7.7 million related to GeneScreen of which $3.2 million represents amortization of intangibles related to that acquisition, and professional fees of $5.8 million.

      Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for 2000 were $28.9 million, compared to $14.4 million for 1999. The increase in research and development expenses of $14.5 million for 2000, was primarily attributable to increased expenses as we hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, amortization of deferred compensation expense of $1.2 million, increased facilities expenses in connection with the expansion of our internal and collaborative research efforts, an aggregate of $7.8 million comprised of a $3.0 million cash payment made to and the fair value of 350,000 shares of common stock and 75,000 warrants to purchase common stock issued to Sarnoff as an advance on the issuances that we would have owed to Sarnoff in December 2000 under a License and Option Agreement and an amendment to that agreement. As the technology licensed under this agreement had not reached technological feasibility and had no alternative uses, the $7.8 million was charged to research and development in 2000. Future research and development expenses are expected to increase as we hire additional personnel and expand our research and development facilities to accommodate our strategic collaborations and internal research. As part of our expanded collaboration with The SNP Consortium, we have accelerated the hiring of personnel for, and use of SNPware consumables in, our MegaSNPatron facility. We expect to incur between $1.5 and $3.0 million in 2001 related to our agreement with The SNP Consortium.

      Interest income. Interest income for 2000 of $4.1 million increased
$3.9 million from $0.2 million for 1999. This increase was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held as a result of our receipt of proceeds from our series E private placement in December 1999 and January 2000 and our initial public offering in May 2000, offset by amounts used to fund operating activities.

      Interest expense. Interest expense for 2000 was $0.5 million compared to $6.2 million for 1999. This was due to greater outstanding debt balance related to the bridge financing completed in June 1999, which converted to Series E mandatorily redeemable convertible preferred stock in December 1999, and interest attributable to warrants issued in connection with the bridge financing, as compared to the lower outstanding debt balance in 2000, comprised entirely of borrowings on our equipment line of credit.

      Net loss allocable to common stockholders. Due to the factors discussed above, for 2000, we reported a net loss allocable to common stockholders of $77.4 million as compared to $72.8 million for 1999. Net loss allocable to common stockholders for 2000 and 1999 includes a beneficial conversion feature on preferred stock of $29.6 million and $44.6 million, respectively.

Years Ended December 31, 1999 and 1998

      Revenues. Revenues decreased to $1.8 million for the year ended December 31, 1999 from $2.8 million for the comparable period in 1998. The $1.0 million decrease resulted primarily from a $2.7 million decrease in contract revenues from SmithKline Beecham (now known as Glaxo SmithKline), which were offset by an increase in grant revenues of $0.8 million and contract revenues from Motorola of $0.8 million.

      Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as we incur them. Research and development expenses increased to approximately $14.4 million for the year ended December 31, 1999 from approximately $7.6 million for the comparable period in 1998. We attributed the increase to continued growth of research and development activities, including increased personnel costs of $2.2 million and increased lab supplies and chemicals costs of $1.8 million to support our technology program and development of our initial products, higher operating expenses as a result of our move to a larger facility in May 1999 of $0.6 million, increased non-cash expenses from equity issuances for licensed technology of $1.0 million, and increased amortization of deferred compensation of $0.6 million.

      General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. General and administrative expenses increased to approximately $9.6 million for the year ended December 31, 1999 from approximately $5.2 million for the comparable period in 1998. The increase was primarily due to increased compensation for general and administrative personnel of $1.0 million, higher operating expenses as a result of our move to a larger facility in May 1999 of $0.7 million, increased costs related to intellectual property prosecution and protection and other professional services of $0.8 million and increased amortization of deferred compensation of $0.9 million. We expect general and administrative expenses to continue to increase over the next several years to support our growing business activities, the commercialization of our products, and due to the costs associated with operating as a public company.

      Acquisition of in-process research and development. Acquisition of in-process research and development amounted to $2.4 million in 1998 arising from our acquisition of certain Molecular Tool assets in 1998, including an in-process research and development component, which we immediately charged to expense upon acquisition. We did not incur any comparable charge in 1999. Please see Note 2 to the Notes to Consolidated Financial Statements for a discussion of this charge.

      The principal corporate activity of Molecular Tool at the date of acquisition was the continued technical development of our product programs in the areas of SNPware consumables, MegaSNPatron services, SNPstream hardware systems and microfluidic chips. At the date of acquisition, none of the products or services under development by Molecular Tool had achieved technological feasibility or had been sold on the market. Substantial risks and significant uncertainty still existed concerning the remaining course of technical development. Key development risks for this product included validation testing, engineering of stability into the critical reagents to permit their use in the field, and developing the means of scaling-up manufacturing of the reagents and other elements of the product for eventual sale. We identified and proposed the microfluidic scoring chips as a new technology development area at the time of the acquisition. However, Molecular Tool had not yet demonstrated major components of the chip as feasible. These components have required and will continue to require substantial investment. Molecular Tool had not yet shown the following elements of these components to be feasible: chip materials fabrication and biocompatibility; method and composition of bioactive surface preparation; and method and composition of optical detection systems compatible with chip design. The MegaSNPatron services, while currently more commercially advanced than the microfluidic scoring chips, required additional development and feasibility demonstration in several key areas, including the method and composition of the bioarray components; the ability to capture and process results data from the MegaSNPstream process; and the composition of stable, viable, and cost effective reagents for the tests. In the case of the SNPstream hardware systems, development of the analysis machine was largely complete but was still expected to face engineering challenges before ultimate completion. We faced challenges in our efforts to successfully commercialize our SNPstream hardware and SNPware reagents such as the feasibility of adapting an off-the-shelf robotic system as the SNPstream platform; development of software systems for data management; and development and validation of viable, stable and cost effective reagents usable in the SNPware kits. An overall risk facing these projects was the potential development of competing technologies to facilitate cost reduction in genetic assays prior to marketing the Molecular Tool products. Accordingly, a significant portion of the purchase price was allocated to in-process research and development. These product candidates will significantly impact our future results of operations and cash flows.

      The primary valuable elements of the product candidates were separated into base technology, supporting patents, and the element associated with in-process research and development. The base technology and patent elements were separately valued and reported in the acquisition balance sheet. The valuable elements qualified to receive treatment as in-process research and development were separately valued as such.

      Material risks affecting the timely completion and commercialization of the products included the ability to secure raw materials and material supply agreements for our SNPware kits and MegaSNPatron services, including dyes and enzymes necessary for the performance of our SNPware kits and services, and reliance on the development of outside technology for optical components and some aspects of robotic instrumentation from our SNPstream OEM products. The remaining development cost and time for these products reflect, in part the acquisition through supply agreement, development and validation of the raw materials needed for commercialization. Additionally, the remaining development cost and time reflects, in part, the identification, validation and development of the technologies external to us needed to select our SNP-IT technology.
An additional material risk affecting commercialization was the presence of competing technologies.

      Interest Income. Interest income consists of income from our cash and short-term investments. Interest income decreased to $0.2 million for the year ended December 31, 1999 from $0.9 million for the comparable period of 1998. This $0.7 million decrease resulted from a lower average cash and short-term investment balance due to cash used in operating activities.

      Interest Expense. Interest expense increased to $6.2 million for the year ended December 31, 1999 from $0.1 million in the comparable period of 1998. This $6.1 million increase resulted substantially from interest on the bridge notes which converted into series E mandatorily redeemable convertible preferred stock in December 1999 of $0.5 million, interest on the convertible note payable to GeneScreen which we cancelled in the GeneScreen acquisition of $0.2 million, and interest attributable both to warrants issued in connection with our bridge financing of $5.2 million and borrowings on our line of credit in 1999 of $0.2 million.

      Net Loss. Due to the factors discussed above, our net loss was $28.2 million for the year ended December 31, 1999 compared with a net loss of $11.5 million for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have financed our operations primarily through research and development funding from collaborative partners, two private placements of equity securities that closed in March 1998, and in December 1999 and January 2000 with aggregate net proceeds of approximately $102 million and $48.4 million from our initial public offering which closed in May 2000. The sale of the series E mandatorily redeemable convertible preferred stock in December 1999 resulted in a $44.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 1999. The closing of series E mandatorily redeemable convertible preferred stock in January 2000 resulted in an additional $29.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 2000. In December 1998, we obtained a secured $6.0 million equipment line of credit, for the purchase of plant and equipment at our corporate headquarters and research and development laboratories whose availability expired in 1999. In 2000, this agreement was amended to establish a new borrowing base of $8.0 million. At December 31, 2000, we had borrowings of $8.1 million outstanding and $3.7 million available to be borrowed under this facility through 2001. We lease our corporate and primary research facility under an operating lease which expires in 2008.

      As part of our transition from a business model based on microfluidics technologies to one based on SNP scoring technologies, on April 13, 2000 we amended our License and Option Agreement with Sarnoff by making a single payment of approximately $3.0 million, issuing 250,000 shares of common stock and delivering a five-year warrant to purchase 75,000 shares of our common stock at an exercise price of $8.00 per share. Previously on February 2, 2000, we issued 100,000 shares of common stock to Sarnoff as an advance on the issuances which we would have owed in December 2000 for the two option fields that Sarnoff previously exercised under the License and Option Agreement. As the licensed technology had not reached technological feasibility and had no alternative uses, the cash payment of approximately $3.0 million and the fair value of the equity securities of approximately $4.8 million was charged to research and development expense in 2000.

      In May 2000, we completed our initial public offering of 6,900,000 shares of common stock, including the sale of over-allotment shares to the underwriters, at a price of $8.00 per share (excluding underwriters' discounts and commissions), generating net proceeds of approximately $48.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. All shares of series A convertible preferred stock, series B convertible preferred stock and series E mandatorily redeemable convertible preferred stock outstanding as of the closing date of the offering were automatically converted into shares of common stock on a one-for-one basis. The 2,480,176 shares outstanding of series C mandatorily redeemable convertible preferred stock converted into 4,825,259 shares of common stock. No dividends were paid on any of our preferred stock.

      As of December 31, 2000, we had $66.4 million in cash and cash equivalents and short-term investments, compared to $33.8 million as of December 31, 1999. This increase primarily reflects the completion of our private placement of equity securities in January 2000 and our initial public offering in May 2000, including the underwriters' over-allotment shares.

      Net cash used in operations for 2000 was approximately $36.0 million compared with approximately $15.4 million for 1999. Non-cash charges in 2000 included compensation expense of $5.5 million and research and development expense of $4.8 million from the issuance of equity securities, and depreciation and amortization expense of $6.5 million. Investing activities included $12.7 million in cash used during 2000 for equipment purchases and $51.3 million for the net purchases of short-term investments. Financing activities included the use of $2.1 million to repay debt from lines of credit proceeds from an additional draw from the line of credit of $4.3 million, net proceeds of $48.4 million from our initial public offering in May 2000, and $29.6 million from the sale of our series E mandatorily redeemable convertible preferred stock in January 2000.

      Working capital increased to approximately $64.6 at December 31, 2000 from approximately $27.3 million at December 31, 1999. The increase in working capital was primarily due to the proceeds from our series E mandatorily redeemable convertible preferred stock financing in January 2000 and our initial public offering in May 2000.

      We believe that our cash reserves and expected short-term revenues will be sufficient to fund our operations through at least the next 12 months. We may need to access the capital markets for additional financing to operate our ongoing business activities.

      As of December 31, 2000, our net operating loss carryforwards were approximately $87.0 million and $83.0 million for federal and state income tax purposes, respectively. If not utilized, our federal and state tax loss carryforwards will begin to expire in 2003 and 2002, respectively. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to "change of ownership" provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations were triggered as a result of past financings, or may be triggered as a result of future financings. This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.

      We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

      o     our ability to enter into strategic alliances or make acquisitions;

      o regulatory changes and competing technological and market developments;

      o     changes in our existing collaborative relationships;

      o the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

      o the development of our SNPware consumables, SNPstream and DNAstream and software product lines and associated reagent consumables;

      o the success rate of establishing new contracts, and renewal rate of existing contracts, for DNA testing services in the areas of paternity, forensics and transplantation;

      o the progress of our existing and future milestone and royalty producing activities; and

      o the availability of additional funding, if necessary, and if at all, on favorable terms.

SUBSEQUENT EVENTS

      On February 12, 2001, we acquired certain assets of Cellmark Diagnostics, a division of AstraZeneca, for a combination of cash and 222,980 shares of our common stock. Cellmark is a leading provider of genetic diversity testing services in the UK and sells kits and conducts testing for genetic diseases, including cystic fibrosis. We agreed to prepare and file a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the 222,980 shares of common stock issued to AstraZeneca in consideration for our purchase of the assets of Cellmark. If the Securities and Exchange Commission does not declare the registration statement effective by May 25, 2001, we are required to pay to AstraZeneca certain penalties.
In addition, if the Securities and Exchange Commission does not declare the registration statement effective on or about July 10, 2001, we may repurchase from AstraZeneca the 222,980 shares of our common stock issued to AstraZeneca as partial consideration for our purchase of the assets of Cellmark. Upon our exercise of such repurchase rights, AstraZeneca may elect to refuse such repurchase and retain such shares.

FORWARD-LOOKING STATEMENTS

      This report may contain forward-looking statements. Such statements are based on management's current expectation and are subject to a number of factors and uncertainties and could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These Statements address or may address the following subjects: our expectation that our proprietary technologies will facilitate and potentially accelerate the medical utility of SNPs, the most common form of genetic diversity; our intention to use our technologies to build value and to obtain proprietary rights to the diagnostic and therapeutic uses of SNPs; our expectation expect that attention and activity will continue to shift to identifying the function of SNPs; our belief that the demand for SNP scoring will continue to rapidly increase as more SNPs are known and their importance and utility are sought; our expectation that the number of laboratories performing SNP scoring in the later stages of the lifecycle to increase substantially, resulting in a growing and large total market size; our belief that SNPs and SNP scoring will have significant applicability in all stages of drug discovery and development; our belief that SNP scoring can provide significant value for our customers while creating market opportunities for us, in each of the stages of drug discovery and development; our expectation that target validation studies will become more commonplace with the proliferation of targets generated by genomics; our belief that we are well positioned to collaborate with leading pharmaceutical companies because of our technology and market positions; our intention to continue aggressive investment in our proprietary technologies through collaborations, including collaborations that will enable us to apply our microfluidics technologies for use in SNP scoring; our goal to be a leader in the provision of SNP scoring and genetic diversity products and services and in the emerging field of assessing the role of genetic variation in disease susceptibility and drug therapy; our belief that we are developing the broadest range of products and services, that our strategy of development will generate intellectual property rights and that GeneScreen and Cellmark provide us with a competitive advantage in the US and Europe; our believe that we are well positioned to address the agricultural field; our belief that few competitors can provide clinical quality SNP scoring and pharmacogentics testing; our expectations of
(i) launching our SNPware and microfluidics products and services currently in development, (ii) future testing capabilities of our MegaSNPatron facility and of us having sufficient capacity for the next 12 months, (iii) Cellmark becoming our base of European operations, the expansion of those operations and the development of distribution channels and marketing programs for all of our products and services, (iv) the expansion of the GeneShield family of sites, (v) continuing our OEM strategy and (vi) the expansion of our pharmacogentics SNP scoring customer base; our belief that we will generate revenue from the sale of our products and services as well as from licensing, including our expectation that revenues will increase from GeneScreen's and Cellmark's testing services; our belief that SNP-IT primer extension technology provides accurate results over a wide range of testing conditions and is less vulnerable to failure or false results when testing conditions vary; our expectation of cost reductions to be achieved primarily by greatly reducing the amount of expensive reagents needed in the process; our expectation that our capabilities will be increasingly valuable as SNP scoring moves from the laboratory to the clinic; our estimate that the market size of DNA testing is more than $100 million per year; our belief that we can use our SNP value creation approach to extend coverage on patented drugs as well as drugs that are off patent; our belief that SNPs will be useful in a variety of research and clinical applications; our expectation that we can enter into agreements that will provide us with access to additional proprietary content-rich SNPs and SNP panels; our expectation that SNP panels designed for specific applications will sustain premium pricing and superior margins; our belief that the application of SNP scoring in the clinical and diagnostic markets, which are still in the early stages of development, has significant long-term potential; our belief that our market extension strategy will leverages our developing research market position; our belief that more suppliers of genotyping services in the clinical and diagnostic markets will select our SNP scoring technologies because we can readily adapt these technologies to many systems in the clinical and diagnostic markets; our belief that physicians and eventually consumers will represent a significant potential market for our services; our intention to use our microfluidics technologies primarily to increase the throughput and decrease the cost of our high throughput MegaSNPatron facility; our plans to comply with quality system requirements and analyte-specific reagents over the next two years; our anticipation of the manufacturing, labeling, distribution and marketing of some or all of our future diagnostic products and services developed or performed using our SNP-related technologies or microfluidics will be subject to government regulation;

our anticipated recording of total compensation charges resulting from the amortization in future periods of the deferred compensation as of December 31, 2000; our expectation that our expansion will result in increases in research and development, marketing and sales, and general and administrative expenses; our belief that our cash reserves and expected short-term revenues will be sufficient to fund our operations through at least the next 12 months; and our belief that our disagreement with Motorola has been resolved.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk is principally confined to our cash equivalents and short-term investments, which are conservative in nature, with a focus on preservation of capital and all of which have maturities of less than one year which limit their exposure to market fluctuations. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument.

      We are not significantly exposed to market risk in the normal course of business due to our limited investment in the UK as of December 31, 2000. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. We have not yet assessed the impact of foreign currency fluctuations in connection with the operation of Cellmark since February 2001, which may be affected by fluctuations in the exchange rate of British pounds to US dollars.

      We have a minimal amount of long-term debt recorded on our books. The interest rates applicable to such debt are not variable with respect to market conditions.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
Consolidated Financial Statements:
  Independent Auditors' Report                                               47
  Consolidated Balance Sheets as of December 31, 2000 and 1999               48
  Consolidated Statements of Operations  for the years ended
     December 31, 2000, 1999 and 1998                                        50
  Consolidated Statements of Comprehensive Loss for the years
     ended December 31, 2000, 1999 and 1998                                  51
  Consolidated Statements of Stockholders' Equity (deficit) for
     the years ended December 31, 2000, 1999 and 1998                        52
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998                                        53
  Notes to Consolidated Financial Statements                                 54
Financial Statement Schedule:
     Schedule of Valuation and Qualifying Accounts                           75

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Orchid BioSciences, Inc.:

      We have audited the consolidated financial statements of Orchid BioSciences, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orchid BioSciences, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                    KPMG LLP

Princeton, New Jersey
February 19, 2001

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                 (In thousands except share and per share data)

                                                                                  December 31,    December 31,
                                                                                     2000             1999
                                                                                   ----------      ----------
Assets
Current assets:
    Cash and cash equivalents                                                      $   14,558      $   33,804
    Restricted cash                                                                        --             400
    Short-term investments                                                             51,857              --
    Accounts receivable, net                                                            5,510           2,103
    Inventory                                                                           3,526             182
    Other current assets                                                                2,065             859
                                                                                   ----------      ----------
    Total current assets                                                               77,516          37,348
Equipment and leasehold improvements, net                                              19,657           9,474
Goodwill, net of accumulated amortization of $2,084 and $10
    in 2000 and 1999, respectively                                                     28,977          31,050
Other intangibles, net of accumulated amortization                                     14,936          16,519
Other assets                                                                            1,241             465
                                                                                   ----------      ----------
    Total assets                                                                   $  142,327      $   94,856
                                                                                   ==========      ==========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Note payable--bank                                                             $       --      $    1,000
    Current portion of long-term debt                                                   2,337           1,141
    Accounts payable                                                                    5,492           2,302
    Accrued expenses                                                                    4,034           4,777
    Due to related party                                                                   --              64
    Deferred revenue                                                                    1,009             789
                                                                                   ----------      ----------
      Total current liabilities                                                        12,872          10,073
Long-term debt, less current portion                                                    6,152           4,122
Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $.001 par value, none authorized at December 31, 2000 Series C, at redemption value; issued and outstanding 0 and 2,480,176
      shares at December 31, 2000 and 1999, respectively                                   --          27,530
    Series E; issued and outstanding 0 and 7,934,966 shares at December
      31, 2000 and 1999, respectively                                                      --          39,035
    Series E to be issued, at redemption value (4,974,694 shares
      at December 31,1999)                                                                 --          22,381
                                                                                   ----------      ----------
                                                                                           --          88,946
                                                                                   ----------      ----------

See accompanying notes to consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS--(Continued)
                           December 31, 2000 and 1999
                 (In thousands except share and per share data)

Stockholders' equity (deficit):
    Preferred stock, $.001 par value. Authorized 5,000,000 shares;
      no shares issued or outstanding                                            $      --       $      --
    Convertible preferred stock, $.001 par value                                        --              --
         Series A; issued and outstanding 0 and 970,900 shares at December
         31, 2000 and 1999, respectively                                                --               1
         Series B, issued and outstanding 0 and 103,840 shares at December
         31, 2000 and 1999, respectively                                                --              --
    Common stock, $.001 par value. Authorized 50,000,000 shares; issued and outstanding 33,195,096 and 845,450 shares at December 31, 2000
      and 1999, respectively                                                            33               1
    Common stock to be issued (10,000 shares at December 31, 1999)                      --              76
    Additional paid-in capital                                                     234,692          50,325
    Deferred compensation                                                          (13,374)         (7,930)
    Accumulated other comprehensive income                                             577              --
    Accumulated deficit                                                            (98,625)        (50,758)
                                                                                 ---------       ---------
         Total stockholders' equity (deficit)                                      123,303          (8,285)
                                                                                 ---------       ---------
         Total liabilities and stockholders' equity (deficit)                    $ 142,327       $  94,856
                                                                                 =========       =========

See accompanying notes to consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2000, 1999 and 1998
                 (In thousands except share and per share data)

                                                                   2000               1999               1998
                                                              ------------       ------------       ------------
Revenues:
    Product revenues and access fees                          $      2,329       $         --       $         --
    Clinical laboratory testing                                     12,086                 --                 --
    License revenues                                                 3,133                 --                 --
    Grant revenues                                                     701                811                 33
    Contract revenue-related party                                      --                 --              2,748
    Contract revenue-unrelated party                                    --                828                 --
    Other                                                              132                154                 --
                                                              ------------       ------------       ------------
      Total revenues                                                18,381              1,793              2,781
                                                              ------------       ------------       ------------
Operating expenses:
    Cost of product revenues and access fees                         1,610                 --                 --
    Cost of clinical laboratory testing                              9,278                 --                 --
    Selling, general and administrative                             29,970              9,547              4,948
    Selling, general and administrative-related party                   --                 63                251
    Research and development                                        28,881             11,696              4,985
    Research and development-related party                              --              2,752              2,589
    Acquisition of in-process research and development                  --                 --              2,353
                                                              ------------       ------------       ------------
      Total operating expenses                                      69,739             24,058             15,126
                                                              ------------       ------------       ------------
      Operating loss                                               (51,358)           (22,265)           (12,345)
                                                              ------------       ------------       ------------
Other income (expense):
    Interest income                                                  4,064                203                932
    Interest expense                                                  (497)            (6,158)               (66)
    Other expense                                                      (76)                --                 --
                                                              ------------       ------------       ------------
      Total other income (expense)                                   3,491             (5,955)               866
                                                              ------------       ------------       ------------
      Net loss                                                     (47,867)           (28,220)           (11,479)
Beneficial conversion feature of preferred stock                   (29,574)           (44,554)                --
                                                              ------------       ------------       ------------
      Net loss allocable to common stockholders               $    (77,441)      $    (72,774)      $    (11,479)
                                                              ============       ============       ============
Basic and diluted net loss per share allocable to common
    stockholders (note 1)                                     $      (3.58)      $     (95.87)      $     (17.09)
                                                              ============       ============       ============
Shares used in computing basic and diluted net loss per
    share allocable to common stockholders (note 1)             21,645,645            759,078            671,589
                                                              ============       ============       ============

See accompanying notes to consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
              For the years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                      2000           1999           1998
                                                                    --------       --------       --------
Net loss:                                                           $(47,867)      $(28,220)      $(11,479)
    Other comprehensive income (loss):
      Unrealized holding gain on available-for-sale securities           599             --             --
      Foreign currency translation                                       (22)            --             --
                                                                    --------       --------       --------
    Other comprehensive income                                           577             --             --
                                                                    --------       --------       --------
Comprehensive loss                                                  $(47,290)      $(28,220)      $(11,479)
                                                                    ========       ========       ========

See accompanying notes to consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                        (In thousands except share data)
              For the years ended December 31, 2000, 1999 and 1998

                                                                                  Convertible preferred stock
                                                                 ----------------------------------------------------------
                                                                          Series A                    Series B
                                                                 ---------------------------  --------------------------

                                                                    Number                       Number
                                                                   of shares      Amount        of shares       Amount
                                                                 ----------------------------------------------------------
Balance, December 31, 1997                                          837,500     $        1         68,640             --
   Exercise of common stock options                                      --             --             --             --
   Issuance of stock for technology licenses                         66,700             --             --             --
   Series B convertible preferred stock to be issued                     --             --             --             --
   Deferred compensation resulting from the grant and
    remeasurement of common stock  options                               --             --             --
   Amortization of deferred compensation                                 --             --             --             --
   Issuance of common stock options in connection with
    acquisition of Molecular Tool, Inc.                                  --             --             --             --
   Net loss                                                              --             --             --             --
                                                                 ----------------------------------------------------------

Balance, December 31, 1998                                          904,200              1         68,640             --
   Issuance of stock for technology licenses                         66,700             --             --             --
   Series B convertible preferred stock to be issued                     --             --         35,200             --
   Warrants in connection with convertible term loans                    --             --             --             --
   Warrants in connection with draws on line of credit                   --             --             --             --
   Warrants in connection with sale of Series E mandatorily
    redeemable convertible preferred stock                               --             --             --             --
   Beneficial conversion feature on issuance of Series E
    mandatorily redeemable convertible preferred stock in
    connection with acquisition of GeneScreen                            --             --             --             --
   Deferred compensation resulting from the grant and
    remeasurement of common stock options                                --             --             --             --
   Amortization of deferred compensation                                 --             --             --             --
   Exercise of common stock options                                      --             --             --             --
   Net loss                                                              --             --             --             --
                                                                 ----------------------------------------------------------

Balance, December 31, 1999                                          970,900              1        103,840             --
   Issuance of common stock to be issued at December 31, 1999            --             --             --             --
   Deferred compensation resulting from the grant and
    remeasurement of common stock
    options                                                              --             --             --             --
   Issuance of common stock in connection with supply
    agreement                                                            --             --             --             --
   Issuance of common stock for technology licenses                      --             --             --             --
   Exercise of common stock options                                      --             --             --             --
   Issuance of common stock in connection with the initial
    public offering, net                                                 --             --             --             --
   Conversion of mandatorily redeemable convertible
    preferred stock and convertible preferred stock into
    common stock in connection with initial
    public offering                                                (970,900)            (1)      (103,840)            --
   Amortization of deferred compensation                                 --             --             --             --
   Foreign currency translation adjustment                               --             --             --             --
   Unrealized gain on available-for-sale securities                      --             --             --             --
   Net loss                                                              --             --             --             --
                                                                 ----------------------------------------------------------
Balance, December 31, 2000                                               --             --             --             --
                                                                 ==========================================================

                                                               Convertible
                                                                preferred
                                                                  stock
                                                                ---------
                                                                             Common Stock
                                                                             -------------
                                                                 Series B                                Common stock   Additional
                                                                  to be          Number                      to be       paid-in
                                                                 issued        of shares       Amount       issued       capital
                                                                -------------------------------------------------------------------
Balance, December 31, 1997                                              --        601,779             1            --        3,408
   Exercise of common stock options                                     --          1,582            --            --           --
   Issuance of stock for technology licenses                            --        123,390            --            17          763
   Series B convertible preferred stock to be issued                   211             --            --            --           --
   Deferred compensation resulting from the grant and
    remeasurement of common stock  options                              --             --            --            --          438
   Amortization of deferred compensation                                --             --            --            --           --
   Issuance of common stock options in connection with
    acquisition of Molecular Tool, Inc.                                 --             --            --            --          200
   Net loss                                                             --             --            --            --           --
                                                                -------------------------------------------------------------------

Balance, December 31, 1998                                             211        726,751             1            17        4,809
   Issuance of stock for technology licenses                            --         83,300            --            59        1,763
   Series B convertible preferred stock to be issued                  (211)            --            --            --          211
   Warrants in connection with convertible term loans                   --             --            --            --        5,232
   Warrants in connection with draws on line of credit                  --             --            --            --           76
   Warrants in connection with sale of Series E mandatorily
    redeemable convertible preferred stock                              --             --            --            --          753
   Beneficial conversion feature on issuance of Series E
    mandatorily redeemable convertible preferred stock in
    connection with acquisition of GeneScreen                           --             --            --            --       28,530
   Deferred compensation resulting from the grant and
    remeasurement of common stock options                               --             --            --            --        8,937
   Amortization of deferred compensation                                --             --            --            --           --
   Exercise of common stock options                                     --         35,399            --            --           14
   Net loss                                                             --             --            --            --           --
                                                                -------------------------------------------------------------------

Balance, December 31, 1999                                              --        845,450             1            76       50,325
   Issuance of common stock to be issued at December 31, 1999           --         10,000            --           (76)          76
   Deferred compensation resulting from the grant and
    remeasurement of common stock
    options                                                             --             --            --            --       10,986
   Issuance of common stock in connection with supply
    agreement                                                           --        125,000            --            --        1,500
   Issuance of common stock for technology licenses                     --        350,000            --            --        4,775
   Exercise of common stock options                                     --        183,084            --            --          137
   Issuance of common stock in connection with the initial
    public offering, net                                                --      6,900,000             7            --       48,398
   Conversion of mandatorily redeemable convertible
    preferred stock and convertible preferred stock into
    common stock in connection with initial
    public offering                                                     --     24,781,562            25            --      118,495
   Amortization of deferred compensation                                --             --            --            --           --
   Foreign currency translation adjustment                              --             --            --            --           --
   Unrealized gain on available-for-sale securities                     --             --            --            --           --
   Net loss                                                             --             --            --            --           --
                                                                -------------------------------------------------------------------
Balance, December 31, 2000                                              --     33,195,096    $       33            --   $  234,692
                                                                ===================================================================

                                                                 Deferred     Accumulated                       Total
                                                                  compen-    other compre-    Accumulated    stockholders'
                                                                  sation     hensive income     deficit     equity(deficit)
                                                                 ----------------------------------------------------------
Balance, December 31, 1997                                             (361)            --        (11,059)        (8,010)
   Exercise of common stock options                                      --             --             --             --
   Issuance of stock for technology licenses                             --             --             --            780
   Series B convertible preferred stock to be issued                     --             --             --            211
   Deferred compensation resulting from the grant and
    remeasurement of common stock  options                             (438)            --             --             --
   Amortization of deferred compensation                                175             --             --            175
   Issuance of common stock options in connection with
    acquisition of Molecular Tool, Inc.                                  --             --             --            200
   Net loss                                                              --             --        (11,479)       (11,479)
                                                                 -------------------------------------------------------

Balance, December 31, 1998                                             (624)            --        (22,538)       (18,123)
   Issuance of stock for technology licenses                             --             --             --          1,822
   Series B convertible preferred stock to be issued                     --             --             --             --
   Warrants in connection with convertible term loans                    --             --             --          5,232
   Warrants in connection with draws on line of credit                   --             --             --             76
   Warrants in connection with sale of Series E mandatorily
    redeemable convertible preferred stock                               --             --             --            753
   Beneficial conversion feature on issuance of Series E
    mandatorily redeemable convertible preferred stock in
    connection with acquisition of GeneScreen                            --             --             --         28,530
   Deferred compensation resulting from the grant and
    remeasurement of common stock options                            (8,937)            --             --             --
   Amortization of deferred compensation                              1,631             --             --          1,631
   Exercise of common stock options                                      --             --             --             14
   Net loss                                                              --             --        (28,220)       (28,220)
                                                                 -------------------------------------------------------

Balance, December 31, 1999                                           (7,930)            --        (50,758)        (8,285)
   Issuance of common stock to be issued at December 31, 1999            --             --             --             --
   Deferred compensation resulting from the grant and
    remeasurement of common stock
    options                                                         (10,986)            --             --             --
   Issuance of common stock in connection with supply
    agreement                                                            --             --             --          1,500
   Issuance of common stock for technology licenses                      --             --             --          4,775
   Exercise of common stock options                                      --             --             --            137
   Issuance of common stock in connection with the initial
    public offering, net                                                 --             --             --         48,405
   Conversion of mandatorily redeemable convertible
    preferred stock and convertible preferred stock into
    common stock in connection with initial
    public offering                                                      --             --             --        118,519
   Amortization of deferred compensation                              5,542             --             --          5,542
   Foreign currency translation adjustment                               --            (22)            --            (22)
   Unrealized gain on available-for-sale securities                      --            599             --            599
   Net loss                                                              --             --        (47,867)       (47,867)
                                                                 -------------------------------------------------------
Balance, December 31, 2000                                       $  (13,374)           577     $  (98,625)    $  123,303
                                                                 =======================================================

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                                    2000        1999        1998
                                                                                 ----------------------------------
Cash flows from operating activities:
   Net loss                                                                      $ (47,867)   $(28,220)   $(11,479)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
     Noncash research and development expense                                        4,775       1,822       3,133
     Noncash compensation expense                                                    5,542       1,631         175
     Noncash amortization of debt issuance costs and interest expense                   --       5,986          --
     Depreciation and amortization                                                   6,489       1,360         513
     Changes in assets and liabilities:
      Accounts receivable                                                           (3,407)         --          --
      Inventory                                                                     (3,344)         --          --
      Other current assets                                                            (832)       (396)       (242)
      Other assets                                                                      70         156        (526)
      Accounts payable                                                               3,190         757         610
      Accrued expenses                                                                (743)      1,519         309
      Due to related party                                                             (64)       (318)         51
      Milestone advance                                                                 --          --      (1,109)
      Deferred revenue                                                                 220         346         161
      Obligation under research & development contract                                  --          --      (3,130)
                                                                                 ----------------------------------
             Net cash used in operating activities                                 (35,971)    (15,357)    (11,534)
                                                                                 ----------------------------------
Cash flows from investing activities:
   Acquisition of certain assets and liabilities of Molecular Tool                      --          --      (3,392)
   Cash acquired in acquisition of GeneScreen, Inc.
     and subsidiaries, net of costs                                                     --       1,051          --
   Capital expenditures                                                            (12,737)     (8,246)     (1,691)
   Decrease (increase) in restricted cash                                              400        (400)         --
   Purchase of short-term investments                                             (101,270)         --     (15,545)
   Maturities of short-term investments                                             49,990       7,615       7,930
                                                                                 ----------------------------------
             Net cash provided by (used in) investing  activities                  (63,617)         20     (12,698)
                                                                                 ----------------------------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                       48,405          --          --
   Net proceeds from issuance of Series C mandatorily redeemable
     convertible preferred stock                                                        --          --      18,300
   Net proceeds from issuance of Series E mandatorily redeemable
     convertible preferred stock                                                    29,574      34,165          --
   Proceeds from convertible term notes                                                 --       8,765          --
   Proceeds from issuance of debt from line of credit                                4,300       5,037          --
   Proceeds from issuance of common stock warrants                                      --       1,075          --
   Repayment of debt on lines of credit                                             (2,074)       (388)         --
   Proceeds from exercise of common stock options                                      137          14          --
                                                                                 ----------------------------------
             Net cash provided by financing activities                              80,342      48,668      18,300
                                                                                 ----------------------------------
Net increase (decrease) in cash and cash equivalents                               (19,246)     33,331      (5,932)
Cash and cash equivalents at beginning of year                                      33,804         473       6,405
                                                                                 ----------------------------------
Cash and cash equivalents at end of year                                         $  14,558    $ 33,804    $    473
                                                                                 ==================================
Supplemental disclosure of noncash financing and
 investing activities:
   Deferred compensation from grant and remeasurement of
     common stock options and warrants                                           $  10,986    $  8,937    $    438
   Issuance of common stock in connection with supply agreement                      1,500          --          --
   Issuance of common stock, common stock warrants and Series A
     convertible preferred stock for technology licenses                             4,775       1,763         763
   Conversion of mandatorily redeemable convertible preferred
     stock and convertible preferred stock into common stock                       118,519          --          --
   Common stock granted or to be issued to SB                                           76          59          17
   Other comprehensive income                                                          577          --          --
   Beneficial conversion feature on issuance of Series E
     mandatorily redeemable convertible preferred stock in
     connection with acquisition of GeneScreen                                          --      28,530          --
   Series E mandatorily redeemable convertible preferred stock
     to be issued in connection with acquisition of GeneScreen                          --      17,600          --
   Conversion of bridge notes and accrued interest into
     Series E mandatorily redeemable convertible preferred stock                        --      10,302          --
   Issuance of long-term debt in connection with acquisition of
     Molecular Tool, Inc.                                                               --          --       3,548
   Issuance of Series B convertible preferred stock in exchange
     for milestone advance                                                              --          --         211
   Cancellation of long-term debt in connection with acquisition of GeneScreen          --       3,548          --
   Issuance of warrants in connection with borrowings on line of credit                 --          76          --
   Issuance of common stock options in connection with acquisition
     of Molecular Tool, Inc.                                                            --          --         200
   Issuance of common stock warrants in connection with the
     Series E mandatorily redeemable convertible preferred
     stock private placement                                                            --         753          --

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                              480         173          --

See accompanying notes to consolidated financial statements.

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                (in thousands except share and per share amounts)

(1) Summary of Significant Accounting Policies

Organization and Business Activities

      Orchid BioSciences, Inc. (previously known as Orchid Biocomputer, Inc.) and subsidiaries (the "Company"), was organized under the laws of the State of Delaware on March 8, 1995 to develop and commercialize genetic diversity technologies, products and services using the Company's proprietary biochemistry for scoring single nucleotide polymorphisms ("SNPs") and microfluidics technologies for applications in drug discovery, principally in the field of pharmacogenetics and DNA synthesis. The Company was a wholly-owned subsidiary of Sarnoff Corporation ("Sarnoff") at inception, was reduced to a majority-owned subsidiary of Sarnoff in 1995 and as a result of the December 1997 financing, Sarnoff's ownership in the Company was reduced to less than a majority (see note
13).

      On December 30, 1999, the Company acquired GeneScreen, Inc. ("GeneScreen"), a wholly-owned subsidiary of the Company, which operates genetic diversity testing laboratories in Dallas, Texas, Dayton, Ohio, and Sacramento, California. GeneScreen performs DNA laboratory analyses for paternity, transplantation and forensic testing. GeneScreen's primary source of revenue is paternity testing under contracts with various state and county government agencies.

      The Company has not yet achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development and commercialization activities will require significant additional financing. The Company's accumulated deficit aggregated $98,625 through December 31, 2000 and it expects to incur substantial losses in future periods.

Consolidated Financial Statements

      The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in US financial institutions and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature.

Short-term Investments

      Short-term investments consist of corporate debt securities with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its short-term investments as available for sale. Available for sale securities are recorded at fair value, which approximates costs, of the investments based on quoted market prices at December 31, 2000. Cost is determined on a specific identification basis. The Company considered all of these investments to be available for sale.

Inventory

      Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Equipment and Leasehold Improvements

      Equipment is carried at cost, less accumulated depreciation, which is computed on the straight-line basis over the estimated useful lives of the related assets, which range from two to eight years. Leasehold improvements are recorded at cost, less accumulated depreciation, which is computed on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangibles

      Goodwill, which represents the excess purchase price over fair value of net assets acquired, and other intangibles are amortized on a straight-line basis over their estimated useful lives, as follows:

                                                                Years
                                                                -----
         Customer lists                                            11
         Base technology                                        10-12
         Trademarks and tradename                                  15
         Goodwill                                               10-15
         Patents                                                   15
         Other intangibles                                          4

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets, certain identifiable intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

Income Taxes

      The Company accounts for income taxes in accordance with the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Revenue Recognition

      Revenues related to research and development collaborations are recognized when related research expenses are incurred and when the Company has satisfied specific performance obligations under the terms of the respective research contracts. Up-front fees obtained in connection with such agreements are deferred and amortized over the estimated performance period of the respective research contract. Milestone payments are recognized as revenues upon the completion of the milestone event or requirement.

      Clinical laboratory and SNP scoring services revenues are recognized on a completed contract basis at the time test results are reported. Deferred revenue represents the unearned portion of payments received in advance of tests being completed. Unbilled receivables represent revenue which has been earned on completed tests, but has not been billed to the customer.

      The Company offers SNPstream system hardware in two basic types of transactions, either a purchase and sale transaction or an arrangement in which the customer takes possession of the system and pays an access fee for its use. Revenue on the sale of the SNPstream system hardware is recorded upon transfer of title and after the Company has met all significant performance obligations. Access fee payments, which are received when a system is initially placed, are deferred and revenue is recognized on a straight-line basis over the term of the agreement. Revenue from the sale of SNPware consumables are recognized upon the transfer of title, generally when the SNPware products are shipped to customers from the Company's facility.

      Revenues from license arrangements, including license fees creditable against potential future royalty obligations of the licensee, are recognized when an arrangement is entered into if the Company has no significant continuing involvement under the terms of the arrangement. If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period.

Research and Development

      Costs incurred for research and product development, including costs incurred in obtaining license rights to technology in the development stage are expensed as incurred. In addition, the Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements. Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative uses.

Stock-based Compensation

      The Company accounts for its stock-based compensation to employees and members of the Board of Directors in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market price (estimated fair value prior to the initial public offering in May 2000 ("IPO")) of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net loss and net loss per share disclosures for stock-based compensation as if the fair value method defined in SFAS No. 123 had been applied. Pro forma net loss and net loss per share disclosures for stock-based compensation have been prepared as if the fair value method had been applied in 2000 (post IPO) and as if the minimum value method had been applied in 1999 and 1998, as the Company was not a public registrant during those years. As required by SFAS No. 123, transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair value basis in accordance with SFAS 123.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

      The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The interest rates on long-term debt approximates rates for similar types of borrowing arrangements at December 31, 2000 and 1999, therefore the fair value of the long-term debt approximates the carrying value at December 31, 2000 and 1999.

Net Loss Per Share

      Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.

During each year presented, the Company has certain options, warrants, convertible preferred stock and/or mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal. For the year ended December 31, 1999, the Company has reflected $44,554 as a beneficial conversion feature in the net loss allocable to common stockholders for the Series E mandatorily redeemable convertible preferred stock ("Series E") issued or issuable in exchange for cash at December 31, 1999. For the year ended December 31, 2000, the Company recorded a $29,574 beneficial conversion feature in the net loss allocable to common stockholders as a result of the Series E sold in January 2000. The amount of the beneficial conversion feature was calculated as the difference between the fair value of the Company's common stock on the commitment dates of $11.75 per share over the conversion price of $4.50 per share, with a limitation that the beneficial conversion feature can not exceed the gross proceeds received from the issuance of the stock.

Reclassifications

      Certain reclassifications have been made in the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

(2) Acquisition of Molecular Tool, Inc.

      On September 11, 1998, the Company acquired substantially all the assets and assumed certain liabilities of Molecular Tool, Inc. (MT), a subsidiary of GeneScreen. The acquisition has been accounted for by the purchase method and, accordingly, the assets and liabilities acquired have been recorded at their fair values. The purchase price was approximately $7,100 of which $3,200 was paid in cash, $3,548 was in the form of a note (see note 9) and $200 represented the fair value of 93,289 of the Company's stock options exchanged for GeneScreen options held by employees of MT and others.

      The purchase price, including acquisition costs of approximately $163, was allocated as follows:

         Patents                                                     $1,100
         Base technology                                              3,635
         Other intangibles                                              240
         Goodwill                                                        78
         In-process research and development                          2,353
         Other assets                                                    35
         Liabilities                                                  (300)
                                                                     ------
                                                                     $7,141
                                                                     ======

      The results of operations of MT have been included in the Company's consolidated financial statements from September 11, 1998.

      Acquired in this transaction were a variety of intellectual property and intangible assets including MT's patent portfolio, assembled workforce of research and development staff, and base technology upon which its research efforts were based.

      MT was engaged in the development of proprietary technologies and products for the identification and analysis of DNA sequence variation, including an approach called SNP-IT, an approach to analyzing large numbers of DNA samples for a given genetic effect, and the use of genetic variations called single nucleotide polymorphisms ("SNPs").

      The charge relating to the acquisition of MT consists of acquired in-process research and development of $2,353 which was immediately charged to expense.

      The value of acquired research and development related to this acquisition represents the fair value of MT products and services under development. These products were associated with the application of SNP and SNP-IT technologies under development by MT as of the closing date of the transaction. They include SNP Kits valued at $273, representing collections of SNPs contained in plates and arrays to facilitate genetic analysis; SNP Services valued at $418, representing the provision of genetic analysis by MT based on the SNP Kits under development; SNP OEM equipment and machinery valued at $1,605, which is designed to perform automated genetic analysis based on the technology and procedures inherent in the SNP Kits; and SNP-IT Chips valued at $57, representing a system permitting genetic analysis to be performed at the level of a silicon chip in an effort to further automate genetic analysis.

      At the date of acquisition, none of the products or services under development by MT had achieved technological feasibility and none were being sold on the market. There still remained substantial risks and significant uncertainty concerning the remaining course of technical development. Key development risks for this product included validation testing, engineering of stability into the critical reagents to permit their use in the field, and developing the means of scaling-up manufacturing of the reagents and other elements of the product for eventual sale. The SNP-IT chips had been identified and proposed as a new technology development area at the time of the acquisition. However, major components of the chip had not been demonstrated as feasible and have required and will continue to require substantial investment. Areas not yet shown to be feasible included: chip materials fabrication and biocompatibility; method and composition of bioactive surface preparation; and method and composition of optical detection systems compatible with chip design. The MegaSNPatron Services, while now more commercially advanced than the SNP-IT chips, faced the need for development and feasibility demonstration in several key areas, most notably: method and composition of the bioarray components; the ability to capture and process results data from the MegaSNPstream process; and the composition of stable, viable, and cost effective reagents for the tests. In the case of the SNP OEM equipment, development of the analysis machine was largely complete but was still expected to face engineering challenges before ultimate completion. The challenges faced by SNPstream hardware and SNPware reagents to complete successful commercialization included: feasibility of adapting an off-the-shelf robotic system as the SNPstream platform; development of software systems for data management; and development and validation of viable, stable and cost effective reagents usable in the SNPware kits. An overall risk facing these projects was the potential development of competing technologies to facilitate cost reduction in genetic assays before the MT products would even reach the market.

      Because of the great uncertainty associated with these issues, and both the uncertainty and remaining effort associated with development for these products, the MT development projects had not established technological feasibility at the acquisition date. Further, these partially completed products had no alternative future uses at the valuation date if the contemplated programs were to fail, as the technology was highly specialized to the targeted products.

      The estimated values of all acquired intangible assets including the acquired development projects were determined. Other identified intangibles included patents, the assembled workforce (principally research and development personnel), and the base technology of MT associated with SNP-IT and single nucleotide polymorphisms.

      The value of the acquired in-process research and development projects was determined by projecting expected completion costs for the development projects as well as projected cash flows resulting from their commercialization. Material net cash inflows are projected to be realized for the development programs in 2002, except for the SNP-IT Chip, which was projected at 2003 to 2004. The risk adjusted discount rates applied to the projects' cash flows were 40% for each of the projects except for the SNP-IT Chips, for which the risk adjusted discount rate was 45%. In the development of projected cash flows a completion percentage of 60.0% was employed for each project in the calculation of cash flows to be discounted. The resulting net cash flows implied by this projection were discounted to present value using an appropriate risk adjusted cost of capital. This rate was developed by including a risk premium above the return associated with the valuation of the base technology of MT, and above the observed weighted average costs of capital for comparable companies involved with the development and sale of similar technologies.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and MT as if the acquisition had occurred as of January 1, 1998, after giving effect to certain pro forma adjustments, including amortization of goodwill and other intangibles, and increased interest expense from the Company's note payable to GeneScreen, excluding the related acquired in-process research and development charge of $2,353. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and MT constituted a single entity during this period or the results of operations which may occur in the future.

                                                                 Year Ended
                                                                December 31,
                                                                -------------
                 Statement of Operations Data                       1998
                 ----------------------------                    ----------
                                                                 (unaudited)

         Revenues                                                  $ 3,349
         Net loss allocable to common stockholders before
            non-recurring charge                                  (10,624)
         Basic and diluted net loss per share allocable to
            common stockholders, before non-recurring charge      $(15.82)

(3) Acquisition of GeneScreen, Inc.

      On December 30, 1999, the Company acquired all of the outstanding shares of common and preferred stock of GeneScreen in exchange for consideration consisting primarily of up to 4,000,000 shares of the Company's Series E with a stated value of $4.50 per share. The note payable to GeneScreen related to the purchase of the MT assets in the amount of $3,548 (see note 9) and certain other liabilities totaling $421 were also cancelled. The acquisition has been accounted for by the purchase method and, accordingly, the assets and liabilities acquired have been recorded at their fair values. The Company has included $28,530 as a beneficial conversion feature attributable to the Series E in the purchase price which was recorded as an increase to additional paid-in capital. The amount of the beneficial conversion feature was calculated as the difference between the $11.75 per share fair value of the Company's common stock on December 22, 1999, the commitment date, over the $4.50 per share conversion price.

      The net purchase price of $42,711, including acquisition costs of approximately $150, was allocated as follows:

         Cash                                                      $ 1,064
         Accounts receivable, net                                    2,103
         Other assets                                                  721
         Customer list                                               4,210
         Base technology                                             5,580
         Trademark/tradename                                         1,762
         Other intangibles                                             586
         Goodwill                                                   30,983
         Current portion of long-term debt                         (1,190)
         Accounts payable and accrued expenses                     (2,490)
         Deferred revenue                                            (193)
         Long-term debt, less current portion                        (425)
                                                                   -------
                                                                   $42,711
                                                                   =======

      As of December 31, 1999, none of the 4,000,000 shares had been issued. By January 27, 2000, 3,934,353 shares were issued, which represents all of the shares which will be issued and which are recorded as Series E mandatorily redeemable convertible preferred stock to be issued in the December 31, 1999 consolidated balance sheet. Additionally, the Company recorded a liability at December 31, 1999 of approximately $300 representing the 65,647 shares of Series E which will not be issued and for which cash will be paid in lieu of issuing Series E shares to satisfy certain regulatory requirements and to eliminate fractional shares. Of the 4,000,000 shares, shares with a value of $1 million based on the stated value of $4.50 per share, allocated from the GeneScreen stockholders on a pro rata basis, will remain in escrow for up to one year to satisfy any claims based upon any breach of representations and warranties by the GeneScreen stockholders under the merger agreement or claims based upon any liability of GeneScreen under ERISA with respect to eligibility requirements under GeneScreen's 401(k) plan. The $1 million value of these shares has been included in the recorded purchase price. The total value at the date of acquisition of the Series E to be issued, including the beneficial conversion feature, was $46,230,000.

      The results of operations of GeneScreen since its acquisition by the Company on December 30, 1999 through December 31, 1999 have not been included in the Company's 1999 consolidated statement of operations as they are not material to those results of operations. The acquisition of GeneScreen is reflected in the accompanying consolidated balance sheet as of December 31, 1999. The results of operations have been included in the consolidated results of operations of the Company for 2000.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and GeneScreen as if the acquisition had occurred as of January 1, 1999, after giving effect to certain pro forma adjustments, including amortization of goodwill and other intangibles, decreased interest expense from the cancellation of the Company's note payable to GeneScreen and elimination of transaction-related costs incurred by GeneScreen prior to the acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and GeneScreen constituted a single entity during this period or the results of operations which may occur in the future.

                                                                  Year ended
                                                                 December 31,
                                                                     1999
                                                                  ------------
                                                                  (unaudited)

Revenues                                                            $ 15,540
                                                                    ========
Net loss                                                            $(32,797)
                                                                    ========
Net loss allocable to common stockholders                           $(77,351)
                                                                    ========
Basic and diluted net loss per share allocable
  to common stockholders                                            $(101.90)
                                                                    ========

(4) Short-Term Investments

      The cost, gross unrealized gains, and fair value for available-for-sale securities by major security type and class of security at December 31, 2000, were as follows:

                                                                 Gross
                                                              Unrealized    Fair
                                                    Cost         gains      Value
                                                    ----         -----      -----

         Debt securities of the US government      $43,689        $572     $44,261
         Corporate debt securities                   7,569          27       7,596
                                                   -------        ----     -------
                                                   $51,258        $599     $51,857
                                                   =======        ====     =======

All available for-sale securities held by the Company as of December 31, 2000, had contractual maturity dates within one year of the date of purchase.

(5) Accounts Receivable and Credit Risks

      Accounts receivable are comprised of the following at December 31, 2000 and 1999:

                                                       2000     1999
                                                     ------   ------

            Billed trade receivables                 $5,366   $1,489
            Unbilled trade receivables                  652      832
                                                     ------   ------
                                                      6,018    2,321
            Less allowance for doubtful accounts        508      218
                                                     ------   ------
            Accounts receivable, net                 $5,510   $2,103
                                                     ======   ======

      Clinical laboratory testing accounts receivable is primarily composed of amounts owed by government agencies. The Company performs periodic credit evaluation of its customers' financial condition and generally does not require a deposit from government agencies or private institutions. The Company believes private pay accounts for paternity testing represent the most significant credit risk and generally requires a deposit for all or a portion of the services to be rendered. Credit losses have consistently been within management's estimates.

(6) Inventory

      Inventory is comprised of the following at December 31, 2000 and 1999:

                                                    2000        1999
                                                  ------        ----

            Raw materials                         $3,074        $182
            Work in progress                         452          --

                                                  ------        ----
                                                  $3,526        $182
                                                  ======        ====

      Raw materials consist mainly of reagents, enzymes, chemicals and plates used in SNP scoring, genotyping and to manufacture SNPware consumables. The Company currently has only one supplier for oligonucleotides, an important raw material.

(7) Equipment and Leasehold Improvements

      Equipment and leasehold improvements are comprised of the following at December 31, 2000 and 1999:

                                                   2000        1999
                                               --------    --------

            Laboratory equipment               $ 14,603    $  4,886
            Computers                             2,792         721
            Furniture and fixtures                  993         918
            Leasehold improvements                5,146       4,272
                                               --------    --------
                                                 23,534      10,797
            Less accumulated depreciation        (3,877)     (1,323)
                                               --------    --------
                                               $ 19,657    $  9,474
                                               ========    ========

(8) Other Intangibles

      Other intangibles are comprised of the following at December 31, 2000 and 1999:

                                                   2000        1999
                                               --------    --------

            Base technology                    $  9,215    $  9,215
            Customer list                         4,210       4,210
            Trademark/tradename                   1,762       1,762
            Patents                               1,100       1,100
            Other                                   827         827
                                               --------    --------
                                                 17,114      17,114
            Less accumulated amortization        (2,178)       (595)
                                               --------    --------
                                               $ 14,936    $ 16,519
                                               ========    ========

(9) Debt

      On September 11, 1998, the Company entered into a subordinated convertible term note in the amount of $3,548 in connection with the MT acquisition. The note bears interest at 6% per annum and all principal and accrued interest was to be due September 11, 2008. On December 30, 1999, the note was cancelled in connection with the acquisition of GeneScreen (see note 3).

      In December 1998, the Company entered into a $6,000 equipment line of credit which is secured by the purchased equipment whose availability expired in 1999. In December 2000, the Company amended the line of credit and established a new borrowing base of $8,000. At December 31, 2000 and 1999, the Company had $8,064 and $4,648 outstanding under this and the previous lines of credit. At December 31, 2000, the remaining amount available to be borrowed was $3,700, of which there were no line of credit fees associated. If the Company does not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35,000 or twelve month's cash needs (calculated by taking the trailing three months net cash used in operations times four), the Company is required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed $2,150 plus 50% of any future loan draw amounts. The Company is also required to provide a cash security deposit or obtain a letter of credit equal to $2,150 plus 50% of any future draw amount no later than June 30, 2001, unless the Company has completed a follow-on equity offering of at least $50,000 in net unrestricted proceeds.

      All borrowings under the facility are to be repaid in monthly principal installments plus interest over 48 months from the date of funding, with the final 15% of the original principal amount due in a balloon payment at the end of loan term. At December 31, 2000, annual interest rates on the five draws range from 9.87% to 11.66%.

During 1999, in connection with this arrangement, 20,894 warrants to purchase common stock were granted at the time of the borrowings with exercise prices which ranged from $4.50 to $12.25 per share. The fair value of these warrants of $76, as determined using a Black-Scholes option pricing model, was recorded as debt issuance costs and is being amortized over the term of the debt.

      GeneScreen had outstanding borrowings under a revolving credit agreement of $1,000 at December 31, 1999. In 2000, the Company repaid the balance and cancelled the credit facility. The note was collateralized by $400 of pledged cash and cash equivalents on deposit at the financial institution until the loan was repaid.

      Long-term debt is comprised of the following at December 31, 2000 and 1999:

                                                                                 2000     1999
                                                                                ------   ------
            Equipment line of credit secured by purchased equipment             $8,064   $4,648
            Note payable to former employee, due in 16 quarterly installments of $28, commencing January 1, 1999 and one lump-sum
                  payment of $51, net of unamortized discount of $11
                  at December 31, 2000                                             213      312
            Note payable to employee, due in 12 quarterly installments of
                  $26, commencing January 1, 2000, net of unamortized
                  discount of $11 at December 31, 2000                             194      285
            Other                                                                   18       18
                                                                                ------   ------
                                                                                 8,489    5,263
            Less current portion                                                 2,337    1,141
                                                                                ------   ------
            Long-term debt, less current portion                                $6,152   $4,122
                                                                                ======   ======

      The scheduled maturities of long-term debt outstanding as of December 31, 2000 are summarized as follows:

         2001                                                 2,337
         2002                                                 2,406
         2003                                                 2,616
         2004                                                 1,130
                                                             ------
                                                             $8,489
                                                             ======

(10) Accrued Liabilities

      Accrued liabilities is comprised of the following at December 31, 2000 and 1999:

                                                              2000     1999
                                                            ------   ------

              Employee compensation                         $1,142   $1,431
              Professional fees related to acquisition of
                 GeneScreen by Orchid                           --      680
              Legal and other professional fees                932      404
              Royalties on licensed technology                 456      906
              Customer obligation                              721       --
              Other                                            783    1,356
                                                            ------   ------
                                                            $4,034   $4,777
                                                            ======   ======

(11) Income Taxes

      No Federal or state taxes are payable as of December 31, 2000 and 1999. As of December 31, 2000 the Company has approximately $87,000 of Federal and $83,000 of state net operating loss ("NOL") carryforwards available to offset future taxable income. The federal and state NOL carryforwards will begin expiring in 2003 and 2002, respectively, if not utilized.

      The Tax Reform Act of 1986 ("the Act") provides for a limitation on the annual use of NOL carryforwards (following certain ownership changes, as defined by the Act) which could significantly limit the Company's ability to utilize these carryforwards. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. The Company has not yet determined whether or not ownership changes, as defined by the Act, have occurred. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for Federal income tax purposes.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below:

                                                         2000       1999
                                                       -------    -------
      Deferred tax assets:
               Net operating loss carryforwards         35,474     16,285
               Compensation related items                3,991         --
               Amortization and depreciation               752         --
               Deferred revenue                            408         --
               Other                                       216      1,201
                                                       -------    -------
                     Total gross deferred tax assets    40,841     17,486
               Less valuation allowance                (40,841)   (17,450)
                                                       -------    -------
                     Net deferred tax assets                --         36

      Deferred tax liabilities:
               Amortization and depreciation                --        (36)
                                                       -------    -------

                     Net deferred taxes                     --         --
                                                       =======    =======

      At December 31, 2000, a valuation allowance of $40,841 has been recognized to offset the net deferred tax assets as realization of these assets is uncertain. The net change in the valuation allowance for 2000 and 1999 were increases of $23,391 and $11,161, respectively, related primarily to additional net operating losses incurred by the Company.

(12) Segment Information

      Segment information has been presented in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company operates in two segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their business are as follows: (i) the Company prior to the acquisition of GeneScreen ("Orchid"), which performs SNP scoring analysis and markets related equipment and consumables; and (ii) GeneScreen, which performs DNA laboratory analysis for paternity, transplantation and forensic testing. The Company allocates the majority of its corporate and other general and administrative expenses to its Orchid segment. During 2000, the chief operating decision maker of the Company measured segment profit/(loss) using operating loss, which excludes other income (expense). The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as discussed in note 1. Prior to the acquisition of GeneScreen on December 30, 1999, the Company was operated and managed as one business. Segment assets as of

December 31, 1999 for Orchid and GeneScreen amounted to approximately $52,145 and $42,711, respectively. No other segment information is presented as the 1999 activity is that of Orchid only.

                                            Orchid     GeneScreen    Total
                                            ------     ----------    -----

      Revenues                            $   6,295    $ 12,086      18,381

      Operating loss                        (45,381)     (5,581)    (51,358)
      Depreciation and amortization
         expense                             (3,988)     (2,501)     (6,489)

      Non-cash research and develop-
         ment expense                        (4,775)         --      (4,775)

      Non-cash stock based compensation      (4,892)       (650)     (5,542)

      Capital expenditures                   10,243       2,494      12,737

      Total assets                          103,857      38,470     142,327


      During 2000, the Company generated approximately $5,943, or 49% of clinical laboratory testing revenue from four customers. These four customers represented 20%, 11%, 9%, and 9%, respectively. During 2000, the Company entered into three license agreements which accounted for $2,800 of total license revenues. One customer, to which the Company primarily sells SNPware consumables, represented approximately 11% of consolidated revenue for 2000. During 1999, the Company generated contract revenue and grant revenue of approximately 46% and 38%, respectively, of total consolidated revenue from two customers. One related party, SmithKline Beecham (now known as Glaxo SmithKline), accounted for 99% of total revenue for 1998, under the terms of the August 1995 Development and License Agreement (see note 13).

(13) Agreements

      In August 1995, the Company entered into an Investment Agreement and a Development and License Agreement with Sarnoff and SmithKline Beecham ("SB"), which were amended in 1997 and 1998 (as amended, the "Agreements").

      Under the Agreements, Sarnoff granted to the Company a perpetual, royalty-free, exclusive, worldwide license for certain technology. In addition, Sarnoff agreed to provide, for standard fees paid by third-parties, contract research services necessary under the Agreements to the Company. In consideration for the license, the Company issued 670,000 shares of Series A convertible preferred stock ("Series A") to Sarnoff. No value was ascribed to the license or the stock as the Company was controlled by Sarnoff at the time and because the license had a carrying value of $0 on Sarnoff's books. In 2000, 1999, and 1998 Sarnoff provided contract research services of $0, $931, and $2,057 respectively. The Company's office was also located in the Sarnoff facility until 1998 and Sarnoff provided certain administrative support, for which the Company paid Sarnoff; expenses related to these items totaled $0, $64, and $251 in 2000, 1999, and 1998, respectively. Certain administrative costs were allocated from Sarnoff based on either a usage percentage of actual costs or an approximation of market rates in the case of rent. Management believes these allocation methods are reasonable. A total of $64 is recorded as due to related party in the accompanying balance sheets at December 31, 1999, related to these items.

      The Company and Sarnoff also issued to SB a license to technology which may result from this research, subject to certain potential future payments from SB to allow SB to retain exclusivity. The Company also agreed to sell products developed under the contract to SB at prices to be determined per the Agreements. SB also granted to Orchid certain non-exclusive licenses (the "Licenses") which Orchid may require in conducting research or producing products developed under the contract.

      In accordance with the Agreements, in October 1995, SB purchased 41,667 shares of Series B convertible preferred stock ("Series B") for $800. SB also agreed to provide research and development funding of up to approximately $16,000 for the design and testing of a product for certain applications and is required to make further payments of up to $8,000 upon the achievement of certain technical milestones. The Company met its first milestone in 1996 and received a milestone payment of $1,500 and issued 26,973 shares of Series B to SB. The Company allocated $518 of this amount to the Series B shares, which was the fair value at the time of issuance and recorded the remaining $982 of this milestone payment as contract revenue. The Company paid $350 of this amount to Sarnoff as a milestone payment. In 1997, SB advanced a portion of the second milestone payment. This advance totaled $1,320 and was recorded as a milestone advance at December 31, 1997. In 1998, the Company and SB entered into an agreement acknowledging that a portion of the second milestone had been accomplished and therefore, a portion of the second milestone payment equal to the $1,320 milestone advance was therefore earned and non-refundable. No further performance obligations remained related to this acknowledged portion of the milestone. They also agreed that SB would receive 35,200 shares of Series B, the number of shares proportionate to the milestone fee earned. Those shares were issued in 1999. The Company allocated $211 of this amount to the Series B shares, which was the fair value at the time of the agreement and recorded the remaining $1,109 of this milestone payment as contract revenue. Any future milestone payments are subject to reduction for cost overruns funded by SB or delays in the timing of the performance of the milestones and the Company is obligated to pay Sarnoff 10% of any future milestone payments received. Any payments to Sarnoff will be capitalized to the extent that the technology has reached technological feasibility or has alternative uses; otherwise the payments will be expensed to research and development. The Company is required to issue a total of up to 96,533 additional shares of Series B for no additional consideration upon the payment by SB to the Company of these remaining milestones. During 2000, 1999 and 1998 the Company recognized contract revenue from SB of $0, $0 and $2,748 in the accompanying consolidated statements of operations.

      In December 1997, in consideration for an amendment to the Agreements, the Company issued to SB an additional 75,000 shares of common stock and warrants to purchase 275,000 shares of common stock at an exercise price of $11.10 per share. Warrants to purchase 138,000 shares of common stock became exercisable immediately with the 137,000 remaining warrants vesting upon the payment of the next milestone payment to the Company. All of these warrants expire in December 2002. Also, the Company is obligated to issue up to an additional 20,000 shares of common stock to SB upon the exercise of certain options to acquire additional licenses for technology under the License and Option Agreement discussed below. As of December 31, 1999 and 1998, the Company was obligated to issue 10,000, and 5,000 shares (including the 5,000 shares from 1998) of common stock, respectively, to SB related to the option fields exercised by the Company in 1999 and 1998, respectively. The fair value of these 5,000 shares of common stock in 1999 and 1998 was $59 and 17, respectively, and has been recorded as research and development expense in the accompanying consolidated statements of operations. Common stock to be issued has been recorded in the amounts of $76 and $17 at December 31, 1999 and 1998, respectively. The 10,000 shares were issued in February 2000.

      Pursuant to a December 1997 amendment to the Development and License Agreement, the Company committed to fund $3.5 million of research within the scope of the original Agreements and which had already been incurred and expensed in 1997 and $3.0 million outside of the original scope and solely for the benefit of SB. The Company received new rights to certain microfluidic technology related to low throughput chemical synthesis devices containing not greater than 864 reaction wells we previously developed in exchange for the aforementioned obligation to fund research valued at $3.0 million. As the Company was obligated to incur these costs in fulfilling the terms of the Agreements without any increase in corresponding contract revenue, and as this technology to which the rights were received has not reached technological feasibility and has no alternative future uses, the acquisition of these rights for $3.0 million was recorded as research and development expense in 1997. The Company fulfilled its obligations and funded these costs during 1998.

      In December 1997, the Company entered into a License and Option Agreement ("Option Agreement") with Sarnoff under which the Company has options to obtain exclusive licenses for the use of certain technology in four designated areas: genomics, certain high throughput screening, analysis and synthesis and cell-based assays. In addition, the Company obtained non-exclusive and exclusive licenses in a certain field. In consideration of the licenses obtained under the Option Agreement, the Company issued to Sarnoff 82,500 shares of common stock, with a fair value of $186 and 167,500 shares of Series A, with a fair value of $1,290, of which both amounts were recorded as research and development expense in the 1997 consolidated statement of operations. The options expire one per year over a four year period with certain extension provisions as defined in the Option Agreement. Concurrent with the exercise of each option, the Company is obligated to issue 33,300 shares of common stock and 66,700 shares of Series A to Sarnoff and to fund research to be performed by Sarnoff at an amount as defined in the contract, but no less than a total of $5,500 over 4 years. In both December 1998 and 1999, the Company exercised one of its options under the Option Agreement. In consideration for the options, the Company issued to Sarnoff

33,300 shares of common stock in each of 1998 and 1999, with a fair value of $115 in 1998 and $391 in 1999, and 66,700 shares of Series A in each of 1998 and 1999, with a fair value of $400 in 1998 and $784 in 1999, which amounts were recorded as research and development expense in the accompanying 1998 and 1999 consolidated statements of operations. All of the amounts noted above which were paid as consideration for licensed technology have been recorded as research and development expense as the technology licensed has not reached technological feasibility and has no alternative uses.

      In addition, the Company is obligated to issue an additional 50,000 shares of common stock to Sarnoff at the end of each year during the term of the research for each option exercised. Accordingly, the Company issued 50,000 shares of common stock in 1999 to Sarnoff related to the option exercised in December 1998. The fair value of this stock was $588, which was recorded as research and development expense in the accompanying 1999 consolidated statement of operations. The Company is also required to make royalty payments as set forth in the Option Agreement on future net sales of products and services derived from these licenses, if any.

      On April 13, 2000, the Company amended its License and Option Agreement with Sarnoff. Under the terms of the amendment, in lieu of all future cash payment, research funding, potential royalty payment and stock issuance obligations, the Company made a payment to Sarnoff of approximately $3,000 and issued 250,000 shares of common stock and granted five-year warrants to purchase 75,000 shares of common stock at an exercise price of $8.00 per share. The Company exercised the remaining two option fields on a non-exclusive basis as a result of this amendment. In February 2000, the Company also issued 100,000 shares of common stock to Sarnoff as an advance on the issuances which would be owed in December 2000 for the two option fields previously issued under the License and Option Agreement. As this licensed technology has not reached technological feasibility and has no alternative future uses, the cash payment of approximately $3,000 and the fair value of the equity securities of approximately $4,800 has been charged to research and development expense during 2000.

      On March 27, 1998, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). In 1999, Motorola exercised an option to acquire a license under this agreement, effective January 1, 2000, by making a $100 payment. This amount has been recorded as deferred revenue at December 31, 1999. During 2000, the Company recognized $333 in license revenues which consisted of the $100 deferred at December 31, 1999 and an additional $233 earned and received pursuant to the agreement.

      On November 11, 1998, the Company entered into a Collaboration Agreement with Motorola to jointly perform certain research and development activities. Motorola intended to invest cash or in-kind payments of at least $5,000 over a 30 month period in these activities. Total cash payments of at least $1,700 were to be made to the Company for services in support of the collaboration. Motorola made a payment to the Company in 1998 of $250, which was recorded as deferred revenue as of December 31, 1998 and which was recognized as revenue in 1999. On October 25, 1999, this agreement was terminated, as allowed under the Collaboration Agreement causing all research and development activities to cease. In 1999, Motorola made additional payments under this agreement aggregating $505, of which the Company recognized $245 as revenue and $260 is recorded as a liability at December 31, 1999 as it relates to work which will not be performed given the termination of the agreement. The Company has also recorded approximately $333 as contract revenue-unrelated party in 1999 and as a termination fee receivable at December 31, 1999 and will be reimbursed for certain shutdown costs not to exceed $178. This shutdown was completed in 2000. As of December 31, 2000, the $260 liability and $511 receivable are reflected in the accompanying consolidated balance sheet.

      On April 1, 1998, the Company entered into a license agreement with Dynal A.S. whereby the Company issued 90,090 shares of common stock for an exclusive license. The fair value of the stock, $248, was recorded as research and development expense in the 1998 consolidated statement of operations.

      In September 1998, the Company entered into a Cooperative Agreement with the National Institute of Standards and Technology ("NIST") to perform certain research and development. The total amount expected to be provided to the Company over the three year period of January 1, 1999 through December 31, 2001 is $1,954; however, no obligation exists for the federal government to provide any portion of the 2001 funding. Funding in 2000 and 1999 amounted to $601 and $690, respectively, which was recorded as grant revenue and $662 in funding for 2001 has been approved. The award in 1999 was conditional upon the Company's funding of indirect costs aggregating $309 and $319 in 2000 and 1999, respectively, which was incurred by the Company. To receive full funding in 2001, the Company's funding of indirect costs must aggregate $385 in 2001.

      On November 5, 1999, the Company entered into a collaboration agreement with Affymetrix, Inc. ("Affymetrix"), for the Company to develop, manufacture, and for both parties to market and sell specific products. Each party is responsible for costs associated with their respective development responsibilities. The Company agreed to collaborate on the development of three types of kits, designated under our agreement as Generic Kits, Standard Kits and Custom Kits. The Company is responsible for all development costs associated with the development of Generic Kits and Custom Kits and the optimization of the SNP-IT primer extension tests to be used on the Affymetrix GeneChip system. The Company and Affymetrix will share costs associated with the development of Standard Kits. Affymetrix will market and distribute all Generic and Standard Kits developed under the agreement, and the Company will market and distribute all Custom Kits. Affymetrix has agreed to purchase, and the Company has agreed to manufacture and supply, all of Affymetrix's requirements of Generic and Standard Kits at agreed upon prices. The agreement is for an initial term of five years and is renewable for additional one-year terms by mutual agreement.

      On February 21, 2000, the Company entered into an Agreement for the License and Supply of Terminators with PerkinElmer (formerly known as NEN Life Science Products, Inc.) pursuant to which PerkinElmer has agreed to supply the Company with terminators for use in the Company's SNPkits. In consideration of PerkinElmer's agreement to supply the Company with terminators at favorable prices, the Company sold PerkinElmer 125,000 shares of its common stock for a purchase price of $750 and paid PerkinElmer an up-front fee of $750. The Company also agreed to pay PerkinElmer a certain percentage of net sales revenue based on the number of SNPkits sold, in certain cases. The 125,000 shares had a fair value of $1,500 on the date of the agreement. Since the products being supplied are used in the Company's current products and may be used in future products, the Company deferred and is amortizing the $750 up-front fee plus the $750 excess of the fair value of the issued common stock over the purchase price (or a total of $1,500) over the estimated four year term of the agreement on a straight-line basis. The Company measured the fair value of the common stock on the date of the agreement as these shares were fully paid and nonforfeitable on that date. The Company is required to purchase quantities of products with an approximate minimum value during each annual period from the effective date as follows: first year $333, second year $700, third year $990 and fourth year $1,320. Either party can terminate the agreement any time after four years from the commencement date, without cause, upon 90 days written notice.

      In July 2000, the Company expanded its collaboration with The SNP Consortium Ltd. under which the Company will perform certain SNP scoring services for determining the allelic frequency of 60,000 SNP genomic markers in diverse populations. The Company will bear all costs to perform these services. To fulfill its commitment under this collaboration, the Company has accelerated the hiring of personnel for, and use of SNPware consumables in the Company's MegaSNPatron facility, resulting in additional research and development expenses in 2000, and expects to incur between approximately $1.5 and $3.0 million in 2001. The Company also accelerated previously planned capital expenditures relating to the build-out of the MegaSNPatron facility of several million dollars in 2000. In exchange, the Company has the right to commercialize certain technology developed as a result of performing these services. The collaboration continues into 2001. The agreement was further amended in November 2000 to include potential milestone payments to the Company.

      During 2000, the Company has entered into various license agreements pursuant to which the Company granted royalty bearing, non-exclusive and exclusive licenses to use its SNP-IT single base primer extension technology. Under the terms of the agreements, the licensees will produce and sell reagent kits and software incorporating the Company's technology. The Company received up front license fees associated with these agreements which were recognized as revenue in 2000 as the Company has no continuing involvement. The Company is entitled to receive royalties on product sales, if any, for the duration of the license agreements.

(14) Stock Incentive Plan

      During 1995, the Company established the 1995 Stock Incentive Plan ("the 1995 Plan"), which provides for the granting of restricted common stock or incentive and nonqualified stock options to directors, employees and consultants. An aggregate of 3,500,000 shares of the Company's common stock is authorized to be issued under the 1995 Plan. During 2000, the Board of Directors and stockholders of the Company approved the 2000 Employee, Director and Consultant Stock Incentive Plan ("the 2000 Plan") for the issuance of common stock, incentive stock options and nonqualified stock options to employees, directors and consultants and authorized the issuance of options for of up to 1,500,000 shares of the Company's common stock. The options granted are exercisable generally for a period of ten years after the date of grant and generally vest over a four-year period. The Plans provide that in the event of a change in control in the beneficial ownership of the Company, as defined, all options may at the discretion of the compensation committee become fully vested and exercisable immediately prior to the change in control. The plans also specify other terms such as eligibility and annual limits.

      A summary of activity under the 1995 and 2000 Plans is as follows:

                                                        Weighted average
                                                                exercise
                                                                   price
                                                Options        per share
                                              ---------       ----------

         Balance at December 31, 1997           217,905             0.09
               Granted                          418,038             0.99
               Exercised                        (1,582)             1.25
                                             ---------
         Balance at December 31, 1998           634,361             0.68
               Granted                          957,529             1.25
               Exercised                       (35,399)             0.40
               Cancelled                       (93,480)             0.83
                                             ---------
         Balance at December 31, 1999         1,463,011             1.05
               Granted                        2,362,977             9.25
               Exercised                      (183,084)             0.75
               Cancelled                       (50,367)             1.96
                                             ---------
         Balance at December 31, 2000        3,592,537             $6.44
                                             =========

      At December 31, 2000, the 1995 and 2000 Plans had the following options outstanding and exercisable by price range, as follows:

                                   Options outstanding                              Options exercisable
             --------------------------------------------------------------  --------------------------------
       Range                    Weighted average         Weighted average       Number       Weighted average
    of exercise    Number           remaining             exercise price          of          exercise price
      prices      of shares     contractual life             per share          shares           per share
    -----------   ---------     ----------------         ----------------       -------      ----------------
     $.001-.75      248,537       7.10 years                    $0.55           179,181            $0.54
       1.25       1,030,548       8.48 years                     1.25           355,463             1.25
       6.00       1,537,025       9.09 years                     6.00           353,770             6.00
    7.75-12.00      543,862       9.29 years                    10.38           113,115            10.67
    12.50-24.38     102,865       9.66 years                    17.90             9,835            16.41
    28.75-49.75     129,700       9.63 years                    38.70            13,725            39.11
                  ---------       ----------                   ------         ---------           ------
                  3,592,537       8.84 years                    $6.44         1,025,089           $ 4.46
                  =========       ==========                   ======         =========           ======

      The Company applies APB Opinion No. 25 in accounting for its stock option plan. In 2000, 1999 and 1998, certain employees of the Company were granted options to acquire 2,146,670, 870,329 and 322,575 shares of common stock, respectively. Included in the 2,146,670 options granted in 2000 to employees is 800,000, including 600,000 to executive officers, performance-based options at an exercise price of $6.00 for which compensation expense will be measured as the difference between the fair value of the common stock at the time the performance criteria is met and the exercise price and will be immediately recorded as compensation expense. The weighted average fair values of common stock for the years ended December 31, 2000, 1999 and 1998 were $16.37, $5.58 and $2.95 per share, respectively. The difference between the respective exercise prices at the grant dates and the fair value of the common stock on the dates of grant has been recorded as deferred compensation ($8,105, $6,995 and $308 for 2000, 1999 and 1998, respectively) which is being amortized on a straight-line basis to expense over the respective vesting periods.

      Had the Company determined compensation cost for options based on the minimum value method at the measurement date for 2000 (pre-IPO), 1999 and 1998 and the fair value method for 2000 (post IPO) for its stock options under SFAS No. 123, the Company's net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below:

                                                            Year ended December 31,
                                                   --------------------------------------
                                                       2000          1999          1998
                                                   ----------    ----------    ----------
      Net loss allocable to common stockholders:
            As reported                            $  (77,441)   $  (72,774)   $  (11,479)
                                                   ==========    ==========    ==========
            Pro forma under SFAS No. 123           $  (79,838)   $  (72,975)   $  (11,485)
                                                   ==========    ==========    ==========
      Basic and diluted net loss per share
        allocable to common stockholders:
            As reported                            $    (3.58)   $   (95.87)   $   (17.09)
                                                   ==========    ==========    ==========
            Pro forma under SFAS No. 123           $    (3.69)   $   (96.14)   $   (17.10)
                                                   ==========    ==========    ==========

      In 2000, 1999 and 1998, the Company granted options to certain non-employees to purchase 216,307, 87,200 and 95,463 shares of common stock, respectively. Options to non-employees were also granted prior to 1998. Such options vest over a three or four year period based upon future service requirements. The Company recorded deferred compensation of $2,344, $1,085 and $130 for 2000, 1999 and 1998, respectively, based on the fair value at the grant date as determined using a Black-Scholes option pricing model. Such deferred compensation is being amortized to expense using the methodology prescribed in FASB Interpretation No. 28 over the respective vesting periods. In accordance with EITF Issue 96-18, the amount of compensation expense to be recorded in future periods related to the 2000,1999 and 1998 grants is subject to change each reporting period based upon changes in the fair value of the Company's common stock, estimated volatility and risk free interest rate until the non-employee completes performance under the option agreement. Additional deferred compensation in the amount of $537 and $857 was recorded in 2000 and 1999, respectively, related to the remeasurement of the non-employee grants. 229,500 options subject to this treatment remain unvested at December 31, 2000.

      The per share weighted-average fair value (post-IPO) and minimum value (pre-IPO) of the stock options granted to employees during 2000, 1999 and 1998 was $15.01, $8.71 and $2.15 per share, respectively, on the date of grant. The per share weighted-average fair value of stock options granted to non-employees during 2000, 1999 and 1998 was $16.25, $7.34 and $2.39 per share, respectively, on the date of grant. Such values were determined using the minimum value method for employees (for 2000 pre-IPO,1999 and 1998) and the Black Scholes option-pricing model for employees during 2000 (post-IPO) and for non-employees during 2000, 1999 and 1998 with the following weighted-average assumptions: expected dividend yield 0%; risk free interest rate of 6.5% for 2000, 5.0% for 1999 and 5.0% for 1998; volatility of 90% for both employees (post-IPO) and non-employees in 2000 and 70% in 1999 and 1998 for non-employees (volatility is not applicable to employees of a private company); and an expected option life of 7 years for employees and 10 years for non-employees for all three years.

(15) Mandatorily Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Common Stock

      On December 24, 1997, the Company completed the sale of 1,101,801 shares of Series C mandatorily redeemable convertible preferred stock ("Series C"), through a private placement for $11.10 per share. The Company received cash proceeds of $9,230 in 1997 and recorded a stock subscription receivable of $3,000 at December 31, 1997, which was subsequently received in January 1998. On March 27, 1998, the Company completed the sale of 1,378,375 shares of Series C, through a private placement, for $11.10 per share.

      In May and June 1999, the Company issued an aggregate of $7,590 of convertible subordinated term notes and warrants to purchase 381,500 shares of the Company's common stock. The notes were to be convertible into Series E at $6 per share, subject to adjustment, at any time at the option of the holder or automatically upon the closing of a private placement financing with proceeds of at least $24,000. The note bore interest at prime plus 2%. In December 1999, the principal plus accrued interest of approximately $436 were automatically converted into 1,783,509 shares of Series E at a conversion price of $4.50, the price per share in the Series E financing, in accordance with the original conversion terms, with this combined amount being recorded as Series E. Based upon the issuance price per share of the Series E and the conversion not occurring until December 1999, 382,410 additional warrants were issued related to these convertible subordinated term notes. All warrants have an exercise price of $1.25 per share and are exercisable for five years. The fair value of the originally issued and additional warrants, using a Black Scholes option pricing model, was approximately $5,232 and was recorded as interest expense in 1999 and an increase in additional paid-in capital.

      In November 1999, Affymetrix paid the Company $2,250 in consideration for a convertible promissory note. The note bears interest at the prime rate plus 2%. In December 1999, on closing of the sale of Series E, the principal and accrued interest in the amount of $2,277 should have automatically converted into Series E. As the Series E was not issued in 1999, the amount is shown as Series E to be issued at December 31, 1999. In a separate agreement, Affymetrix granted the Company two put options to sell, under certain circumstances, $250 of common stock of the Company at $9.00 per share for each put as a means of providing additional equity financing to the Company. Neither put was exercisable at issuance and each had a fair value of $0 at issuance at which time the fair value of the Company's common stock was $11.75 per share. Upon the closing of the GeneScreen acquisition in December 1999, one of the puts became exercisable, however, the Company has not exercised its option as of December 31, 2000. The other put option becomes exercisable upon a certain type of kit contemplated under the collaboration agreement with Affymetrix having been developed, manufactured and ready for commercial release. These put options expire in December 2001. If these puts are exercised, the proceeds will be recorded in stockholders' equity.

      In December 1999, the Company completed the sale of 6,151,457 shares of the Series E, through a private placement for aggregate net proceeds of $31,009. In connection with this sale, the Company issued five year warrants to purchase 86,334 shares of common stock at an exercise price of $6.00 per share. The Company recorded $753 of additional paid-in capital based on the fair value of these warrants as determined using a Black-Scholes option pricing model. During 1999, the Company has reflected $44,554 as a beneficial conversion feature in the net loss allocable to common stockholders for the Series E mandatorily redeemable preferred stock issued or issuable in exchange for cash in accordance with EITF Issue 98-5.

      In January 2000, the Company completed the sale of 5,791,903 shares of Series E for gross proceeds of $29,574. The issuance of these securities resulted in a $29,574 beneficial conversion feature which increased net loss per share allocable to common stockholders in 2000. The fair value of the Company's common stock on the commitment date was $11.75; however, the amount of the beneficial conversion feature was limited to the amount of gross proceeds received from the issuance of the Series E. The Company also issued 1,040,341 shares of Series E related to the conversion of the Affymetrix convertible promissory note and for cash received by December 31, 1999 for which shares were not issued, and which was included in Series E stock to be issued at December 31, 1999.

      In 1997 and 1998, the Company issued warrants to purchase 60,000 and 25,000 shares of common stock at $11.10 and $12.25 per share, respectively, to an executive officer of the Company. The warrants vest based upon specific performance criteria, which were met for 70,000 warrants by December 31, 1999. No warrants vested in 2000.

      In May 2000, the Company completed its initial public offering of 6,900,000 shares of common stock at a price of $8.00 per share (excluding underwriters' discounts and commissions), generating net proceeds of approximately $48,400. All shares of Series A, Series B, and Series E stock outstanding as of the closing date of the offering were automatically converted into shares of common stock on a one-for-one basis. The 2,480,176 shares outstanding of Series C convertible preferred stock converted into 4,825,259 shares of common stock. No dividends were paid on any of the Series A, B, C or E stock.

      On May 10, 2000, the Company filed a restated certificate of incorporation which revoked all existing preferred stock designations and authorized 5,000,000 shares of preferred stock. The Board of Directors has the authority, without any further stockholder approval, to determine the price, privileges and other terms of the shares of unissued preferred stock.

(16) Employee Benefit Plan

      Effective January 1, 1999, the Company sponsors a defined contribution 401(k) savings plan (the 401(k) Plan) covering all employees of the Company. Participants can contribute up to 15% of their pretax annual compensation to the 401(k) Plan, subject to certain limitations. The Company matches 50% of the participant's contribution, up to 4% of compensation. For 2000 and 1999, the Company's contributions amounted to $108 and $119, respectively, in accordance with the terms of the Plan.

(17) Commitments and Contingencies

      The Company leases office and laboratory facilities under non-cancelable operating lease arrangements. Future minimum rental commitments required by such leases as of December 31, 2000 are as follows:

         2001                                $ 1,764
         2002                                  1,704
         2003                                  1,704
         2004                                  1,736
         2005                                  1,475
         Thereafter                            2,311
                                             -------
                                             $10,694
                                             =======

      Rent expense aggregated $1,437 in 2000, $926 in 1999 and $277 in 1998.

      Effective January 2000, the Company entered into three-year employment agreements with two executives of the Company. In certain cases, the Company may be obligated to pay the executives' salary and benefits for up to eighteen months after leaving the Company.

      The Company has been in discussions with St. Louis University of St. Louis, Missouri regarding its belief that our SNP scoring technology infringes certain claims under U.S. patent 5846710, which is controlled by the University. Although the Company is confident that its SNP scoring technology does not infringe any claims under the University's patent, the Company nonetheless entered into discussions with the University regarding the scope of these claims in the hope of resolving the issue. Upon the Company's failure to reach agreement with the University, in August 2000 it filed a lawsuit against the University in the U.S. District Court for the Southern District of California, Case No. 00CV1558L (JFS), seeking declaratory judgment of non-infringement, invalidity and non-enforceability with respect to the University's patent. While the Company believes that its position in this action is strong, patent litigation is complex and likely will result in claims against the Company, including patent infringement. As a result, the outcome of this action is uncertain. Furthermore, while we are seeking declaratory judgment in this action, the lawsuit could take significant time, be expensive and divert our management's attention from other business concerns.

      We had been engaged in discussions with Motorola in an attempt to resolve certain areas of disagreement that arose under the existing collaboration in the area of microfluidics. The primary issue of disagreement between the parties relates to whether, under the terms of the agreement with Motorola, Motorola has a right to obatin a license to our SNP-IT technology for use with Motorola's microfluidic chips. While we believe this issue has been resolved, there can be no assurance that Motorola will not seek arbitration or litigation of the rights it claims to our SNP-IT technology.

      GeneScreen, the Company's wholly-owned subsidiary, is self-insured for the risk of loss relating to certain litigation claims that might arise from GeneScreen's testing results. However, due to provisions in certain service contracts, GeneScreen is insured for claims arising from testing performed under the Texas, Ohio and Arizona contracts. Insurance coverage began in 1995 for testing under the Texas contract, in 1997 for testing under the Ohio and Arizona contracts and for all other contracts in August 1998. Management estimates future litigation costs based on historical litigation experience. The accrued litigation reserve for the self-insured risk at December 31, 2000 and 1999 was $156,000 and $191,000 respectively.

(18) Subsequent Events

      On February 12, 2001, the Company completed its acquisition of certain assets of the AstraZeneca's business division, Cellmark Diagnostics ("Cellmark"), a leading provider of genetic diversity testing services in the United Kingdom which sells kits for and conducts tests for genetic diseases.
The purchase price was comprised of $2,125 in cash and 222,980 shares of the Company's common stock. The acquisition will be accounted for under the purchase method of accounting.

      As part of the agreement, the Company entered into an Investor Rights Agreement with AstraZeneca, pursuant to which the Company agreed to register 222,980 shares (the "Consideration Shares") of the Company's common stock issued to AstraZeneca. Pursuant to the terms of the Investor Rights Agreement, if the Securities and Exchange Commission (the "Commission") does not declare the registration statement registering the 222,980 shares of common stock effective by May 25, 2001, then the Company is required to pay to AstraZeneca certain penalties. In addition, if the Commission does not declare the registration statement effective on or about July 10, 2001, the Company may repurchase from AstraZeneca the 222,980 shares of common stock issued to AstraZeneca as partial consideration for the Company's purchase of the assets of Cellmark. Upon the Company's exercise of such rights, AstraZeneca may elect to refuse such repurchase and retain such shares.

      Also, on February 12, 2001, the Company entered into a multi-year agreement with AstraZeneca to conduct a variety of studies using SNPs. The genotyping agreement also allows access to the Company's SNP databases, the development of proprietary SNP panels, and the use of these panels in genetic association and linkage studies.

      In February 2001, the Board of Directors approved, subject to stockholder approval, the increase of the Company's authorized shares of common stock to 100,000,000 shares and increasing the stock options available for grant under the Company's Plans by 3,000,000 options.

(19) Quarterly Financial Data (Unaudited)

      The following tables represent certain unaudited consolidated quarterly financial information for each of the quarters in 2000 and 1999. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the annual consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the period presented.

                                                               QUARTERS ENDED
                                           March 31,     June 30,    September 30,  December 31,
                                             2000          2000          2000          2000
                                           ---------     ---------     ---------     ---------
      Total Revenues                           3,466         4,594         4,931         5,390
      Gross margin on product sales
            and access fees                      172           148           182           217
      Gross margin on clinical
            laboratory testing                   641           684           775           708
      Net loss                                (7,579)      (17,968)       (8,986)      (13,334)
      Net loss allocable
            to common stockholders           (37,153)      (17,968)       (8,986)      (13,334)
      Basic and diluted net
            loss per share allocable to
            common stockholders            $  (40.30)    $   (0.94)    $   (0.27)    $   (0.40)

                                                               QUARTERS ENDED
                                           March 31,     June 30,    September 30,  December 31,
                                             1999          1999          1999          1999
                                           ---------     ---------     ---------     ---------
      Total Revenues                             250           557           439           547
      Net loss                                (4,088)       (5,660)       (4,975)      (13,497)
      Net loss allocable
            to common stockholders            (4,088)       (5,660)       (4,975)      (58,051)
      Basic and diluted net
            loss per share allocable to
            common stockholders            $   (5.62)    $   (7.77)    $   (7.07)    $  (75.66)

                                                                     Schedule II

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

Column A                                   Column B                   Column C               Column D      Column E
--------                                   --------                   --------               --------      --------
                                           Balance at       Charged to      Charged to
                                          Beginning of        Costs &         Other                        Balance at
Description                                  Period          Expenses       Accounts(net)    Deduction    end of period
-----------------------------------------------------------------------------------------------------------------------
2000:
     Allowance for doubtful accounts           218              445                --           155             508
1999:
     Allowance for doubtful accounts            --               --               218            --             218

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

            The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a). The following documents are filed as part of this annual report on Form 10-K.

Item 14(a)(1)  See "Index to Consolidated Financial Statements and
and (2)        Financial Statement Schedules" at Item 8 to this Annual
               Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 14(a)(3)  Exhibits

               The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

   Exhibit
    Number                            Description
-------------  -----------------------------------------------------------------
   #2 Agreement and Plan of Merger by and among the Registrant, GS Acquisition Corp. and GeneScreen, Inc. dated December 21, 1999 (filed as Exhibit 2)

   #3.1        Restated Certificate of Incorporation of the Registrant (filed as
               Exhibit 3.2)

   #3.2        Amended and Restated Bylaws of the Registrant (filed as Exhibit
               3.4)

   #4          Specimen certificate for shares of common stock (filed as Exhibit
               4.1)

   #10.1 1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

   #10.2 2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

   #10.3 Executive Benefit Program, including Executive Deferred Compensation Plan Executive and Severance Plan (filed as Exhibit 10.3)

   #10.4 Lease Agreement between College Road Associates, Limited Partnership and the Registrant, dated March 6, 1998 (filed as
               Exhibit 10.4)

   #+10.5 Collaboration Agreement, by and between the Registrant and Affymetrix, Inc., dated November 5, 1999, as amended by Amendment No. 1 dated November 12, 1999 (filed as Exhibit 10.5)

   #10.6 License and Option Agreement, dated December 10, 1997, between Sarnoff Corporation and the Registrant, as amended by Amendment to License and Option Agreement dated as of April 13, 2000 by and between Sarnoff Corporation and the Registrant (filed as Exhibit 10.6)

   #10.7 Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Dale R. Pfost, Ph.D. (filed as Exhibit 10.7)

   #10.8 Employment Agreement, effective as of January 1, 2000 by and between the Registrant and Donald R. Marvin (filed as Exhibit 10.8)

   #+10.9 Agreement for the License and Supply of Terminators, dated February 16, 2000 between the Registrant and NEN Life Science Products, Inc. (filed as Exhibit 10.9)

   ##++10.10   Non-Exclusive License Agreement by and between Registrant and
               Applied Biosystems dated as of July 1, 2000 (filed as Exhibit
               10.1)

   ##++10.11   Non-Exclusive License Agreement by and between Registrant and
               Amersham Pharmacia Biotech, Inc. dated as of June 12, 2000 (filed as Exhibit 10.2)

   ##++10.12   License and Supply Agreement for Automated SNP Analysis by and
               between Registrant and Bristol-Myers Squibb Company dated as of June 12, 2000 (filed as Exhibit 10.3)

   +++10.13 Genotyping Collaboration Agreement, dated as of February 12, 2001 by and between the Registrant and AstraZeneca UK, Limited

      10.14 Investor Rights Agreement dated as of February 12, 2001 by and between Registrant and Astra Zeneca UK, Limited

   21          Subsidiaries of the Registrant

   23          Consent of KPMG LLP

----------
  + Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Act, filed on February 18, 2000, April 7, 2000, and May 1, 2000.
++ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Act, filed as of August 14, 2000.
+++ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Act, filed as of April 2, 2001.
  # Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant's Registration Statement on Form S-1, File No. 333-30774.
## Previously filed as Exhibits to, and incorporated herein by reference from, the Registrant's quarterly report on Form 10-Q for the period ending June 30, 2000.

      Where a document is incorporated by reference from a previous filing, the Exhibit number in that previous filing is indicated in parentheses after the description of such document.

Item 14(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ORCHID BIOSCIENCES, INC.

                             By:/s/ Donald R. Marvin        Date: April 2, 2001
                                --------------------
                                Donald R. Marvin
                                Senior Vice President, Chief Operating
                                Officer, Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures                                              Title                                    Date
----------                                              -----                                    ----

By:    /s/ Dale R. Pfost, Ph.D.                         President, Chief Executive
       ----------------------------------------       Officer & Director (principal              April 2, 2001
       Dale R. Pfost, Ph.D.                           executive officer)


By:    /s/ Donald R. Marvin                             Senior Vice President, Chief Operating   April 2, 2001
       ----------------------------------------       Officer, Chief Financial Officer
       Donald R. Marvin                               (principal financial and
                                                      accounting officer)


By:    /s/ Sidney M. Hecht, Ph.D.                       Director                                 April 2, 2001
       ----------------------------------------
       Sidney M. Hecht, Ph.D.


By:    /s/ Samuel D. Isaly                              Director                                 April 2, 2001
       ----------------------------------------
       Samuel D. Isaly


By:    /s/ Jeremy M. Levin, D.Phil., MB.BChir.          Director                                 April 2, 2001
       ----------------------------------------
       Jeremy M. Levin, D.Phil., MB.BChir.


By:    /s/ Ernest Mario, Ph.D.                          Director                                 April 2, 2001
       ----------------------------------------
       Ernest Mario, Ph.D.


By:    /s/ George Poste, DVM, Ph.D.                     Director                                 April 2, 2001
       ----------------------------------------
       George Poste, DVM, Ph.D.


By:    /s/ Robert M. Tien, M.D., M.P.H.                 Director                                 April 2, 2001
       ----------------------------------------
       Robert M. Tien, M.D., M.P.H.

                                  EXHIBIT INDEX

   Exhibit
   Number                                                      Description

  +++10.13 Genotyping Collaboration Agreement, dated as of February 12, 2001 by and between the Registrant and AstraZeneca UK, Limited

     10.14 Investor Rights Agreement dated as of February 12, 2001 by and between Registrant and AstraZeneca UK, Limited

        21  Subsidiaries of the Registrant

        23  Consent of KPMG LLP

+++ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Act, filed as of April 2, 2001.