Form 10-Q
period 2001-03-31
ORCHID BIOSCIENCES INC
filed 2001-05-15
CIK 1107216

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of May 1, 2001 , was 33,477,384.

                   ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION.............................................................     1

Item 1. Financial Statements.............................................................     1

Condensed Consolidated Balance Sheets as of March 31, 2001
(unaudited) and December 31, 2000........................................................     1

Condensed Consolidated Statements Of Operations for the three
months ended March 31, 2001and 2000 (unaudited)..........................................     2

Condensed Consolidated Statements Of Cash Flows for the three months ended
March 31, 2001 and 2000 (unaudited)......................................................     3

Notes To Condensed Consolidated Financial Statements (unaudited).........................     4

Item 2. Management's Discussion And Analysis Of Financial Condition
              And Results Of Operations..................................................     7

Item 3. Quantitative And Qualitative Disclosures About Market Risk.......................    11

PART II       OTHER INFORMATION..........................................................    11

Item 1. Legal Proceedings................................................................    11

Item 2. Changes In Securities And Use Of Proceeds........................................    12

Item 3. Defaults Upon Senior Securities..................................................    12

Item 4. Submission Of Matters To A Vote Of Security Holders..............................    12

Item 5. Other Information................................................................    12

Item 6. Exhibits And Reports On Form 8-K.................................................    12

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           ORCHID BIOSCIENCES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share data)

                                                                                 March 31,            December 31,
Assets                                                                             2001                   2000
                                                                                -----------           ------------
                                                                                (unaudited)
Current assets:
      Cash and cash equivalents                                                  $  21,772             $  14,558
      Short-term investments                                                        28,998                51,857
      Accounts receivable, net                                                       4,444                 5,510
      Inventory                                                                      3,005                 3,526
      Other current assets                                                           1,634                 2,065
                                                                                 ---------             ---------

         Total current assets                                                       59,853                77,516
Equipment and leasehold improvements, net                                           22,284                19,657
Goodwill, net                                                                       28,643                28,977
Other intangibles, net                                                              17,361                14,936
Other assets                                                                         1,233                 1,241
                                                                                 ---------             ---------

         Total assets                                                            $ 129,374             $ 142,327
                                                                                 =========             =========

Liabilities and stockholders' equity
Current liabilities:
      Current portion of long-term debt                                              2,356                 2,337
      Accounts payable                                                                 848                 5,492
      Accrued expenses                                                               5,054                 4,034
      Deferred revenue                                                               1,432                 1,009
                                                                                 ---------             ---------

         Total current liabilities                                                   9,690                12,872
Long-term debt, less current portion                                                 5,612                 6,152

Commitments and contingencies

Stockholders' equity
      Preferred stock, $.001 par value, authorized 5,000,000 shares, no shares
         issued or outstanding                                                          --                    --
      Common stock, $.001 par value, authorized
         50,000,000 shares  issued and outstanding 33,461,709 and 33,195,096
         at March 31, 2001 and December 31, 2000, respectively                          33                    33
      Additional paid-in capital                                                   234,628               234,692
      Deferred compensation                                                        (11,046)              (13,374)
      Accumulated other comprehensive income                                           573                   577
      Accumulated deficit                                                         (110,116)              (98,625)
                                                                                 ---------             ---------

         Total stockholders' equity                                                114,072               123,303
                                                                                 ---------             ---------
         Total liabilities and stockholders' equity                              $ 129,374             $ 142,327
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

                           ORCHID BIOSCIENCES, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands except share and per share data)
                                  (unaudited)

                                                                                               Three months ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                           2001                 2000
                                                                                        -----------          -----------
Revenues:
      Research products revenue                                                         $     1,008          $       232
      Services revenue                                                                        3,897                2,881
      License and other revenues                                                                730                  353
                                                                                        -----------          -----------

         Total revenues                                                                       5,635                3,466
                                                                                        -----------          -----------
Operating expenses:
      Cost of research products revenue                                                         818                   63
      Cost of services revenue                                                                2,872                2,240
      Selling, general and administrative                                                     7,417                4,943
      Research and development                                                                6,729                4,402
                                                                                        -----------          -----------

         Total operating expenses                                                            17,836               11,648
                                                                                        -----------          -----------

         Operating loss                                                                     (12,201)              (8,182)
                                                                                        -----------          -----------
Other income (expense):
      Interest income                                                                           874                  790
      Interest expense                                                                         (164)                (111)
      Other expense                                                                              --                  (76)
                                                                                        -----------          -----------

         Total other income (expense)                                                           710                  603
                                                                                        -----------          -----------

         Net loss                                                                           (11,491)              (7,579)
Beneficial conversion feature of preferred stock                                                 --               29,574
                                                                                        -----------          -----------

         Net loss allocable to common stockholders                                      $   (11,491)         $   (37,153)
                                                                                        ===========          ===========

Basic and diluted net loss per share allocable to common
      stockholders (note 2)                                                             $     (0.34)         $    (40.30)
                                                                                        ===========          ===========

Shares used in computing basic and diluted net loss per
      share allocable to common stockholders (note 2)                                    33,331,022              921,920
                                                                                        ===========          ===========

See accompanying notes to condensed consolidated financial statements.

                           ORCHID BIOSCIENCES, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                                 Three months ended
                                                                                                      March 31,
                                                                                                      --------
                                                                                          2001                       2000
                                                                                  ----------------            ----------------
Cash flows from operating activities:
      Net loss                                                                          $ (11,491)                   $ (7,579)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Noncash research and development expense                                               -                       1,200
         Noncash compensation expense                                                         212                         767
         Depreciation and amortization                                                      1,808                       1,261
         Changes in assets and liabilities:
              Accounts receivable                                                           1,066                        (688)
              Inventory                                                                       691                         (29)
              Deferred offering costs                                                           -                      (1,081)
              Other current assets                                                            431                         (98)
              Other assets                                                                      8                         (14)
              Accounts payable                                                             (4,645)                        264
              Accrued expenses                                                              1,020                      (1,951)
              Deferred revenue                                                                423                         220
                                                                               ------------------             ---------------

                  Net cash used in operating activities                                   (10,477)                     (7,728)
                                                                               ------------------             ---------------

Cash flows from investing activities:

      Cash paid to acquire Cellmark, including acquisition costs                           (2,867)
      Capital expenditures                                                                 (1,881)                     (1,094)
      Decrease in restricted cash                                                               -                         400
      Maturities of short-term investments                                                 37,935                          --
      Purchase of short-term investments                                                  (14,971)                     (2,800)
                                                                                ------------------            ---------------

                  Net cash provided by (used in) investing activities                      18,216                      (3,494)
                                                                                ------------------            ---------------

Cash flows from financing activities:
      Net proceeds from issuance of Series E mandatorily redeemable                             -
         convertible preferred stock                                                                                   29,574
      Proceeds from issuance of debt from line of credit                                        -                          --
      Repayment of debt on lines of credit                                                   (521)                     (1,342)
      Proceeds from exercise of common stock options                                           33                          66
                                                                                ------------------            ---------------
                  Net cash provided by (used in) financing activities                        (488)                     28,298
                                                                                ------------------            ---------------

Effect of foreign currency translation on cash and cash equivalents                           (37)                         --
                                                                                ------------------            ---------------
Net increase in cash and cash equivalents                                                   7,214                      17,076
Cash and cash equivalents at beginning of period                                           14,558                      33,804
                                                                                ------------------            ---------------
Cash and cash equivalents at end of period                                                $21,772                     $50,880
                                                                                ==================            ===============

Supplemental disclosure of noncash financing and investing activities:
      Changes in deferred compensation from grant, forfeiture and
      remeasurement of common stock options                                                 2,116                       5,242
      Issuance of common stock for technology licenses                                         --                       1,200
      Issuance of common stock in connection with supply agreement                             --                       1,500
      Issuance of common stock in connection with the acquisition of Cellmark               2,019                          --
      Issuance of common stock to SmithKline Beecham                                           --                          76
      Other comprehensive income (loss)                                                        (4)                         --

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                               160                         105

See accompanying notes to condensed consolidated financial statements.

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                 (Dollars in thousands except per share data)
                                   (unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Orchid BioSciences, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

         The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

         The Company has not yet achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development and commercialization activities will require significant additional financing. The Company's accumulated deficit aggregated $110,116 through March 31, 2001 and it expects to incur substantial losses in future periods.

(2)      Net Loss Per Share

         Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options, warrants, convertible preferred stock and/or mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal. The Company has reflected $29,574 as a beneficial conversion feature in the net loss allocable to common stockholders for the quarter ended March 31, 2000 for the 5,971,903 shares of Series E mandatorily redeemable convertible preferred stock ("Series E stock") sold in January 2000. The amount of the beneficial conversion feature was calculated as the difference between the fair value of the Company's common stock on the commitment date of $11.75 per share over the conversion price of $4.50 per share, with a limitation that the beneficial conversion feature can not exceed the gross proceeds received from the issuance of the stock.

(3) Acquisition of Cellmark Diagnostics and Genotyping Collaboration Agreement with AstraZeneca

         On February 12, 2001, the Company completed its acquisition of certain assets of AstraZeneca's business division, Cellmark Diagnostics ("Cellmark"), a leading provider of genetic diversity testing services in the United Kingdom which sells kits for and conducts tests for genetic diseases, including cystic fibrosis. The acquisition has been accounted for by the purchase method and, accordingly, the assets and liabilities acquired have been recorded at their fair values. Assets acquired included intangibles of approximately $2,700. The purchase price, including acquisition costs, was comprised of $2,867 in cash and 222,980 shares of the Company's common stock valued at $2,019.

         As part of the agreement to purchase the Cellmark assets from AstraZeneca, the Company entered into an Investor Rights Agreement with AstraZeneca, pursuant to which the Company agreed to register 222,980 shares of the Company's common stock issued to AstraZeneca. Pursuant to the terms of the Investor Rights Agreement, if the Securities and Exchange Commission (the "Commission") does not declare the registration statement registering the 222,980 shares of common stock effective by May 25, 2001, then the Company is required to pay to AstraZeneca certain penalties. In addition, if the Commission does not declare the registration statement effective on or about July 10, 2001, the Company may repurchase from AstraZeneca the 222,980 shares of common stock issued as partial consideration for the Cellmark assets at the price at which the shares were originally issued. Upon the Company's exercise of such repurchase rights, AstraZeneca may elect to refuse such repurchase and retain such shares.

         The results of operations of Cellmark have been included in the Company's condensed consolidated statement of operations since the date of acquisition by the Company on February 12, 2001 through March 31, 2001. The acquisition of Cellmark is reflected in the accompanying condensed consolidated balance sheet as of March 31, 2001.

         In addition, on February 12, 2001, the Company entered into a multi-year agreement with AstraZeneca to conduct a variety of studies using SNPs. The genotyping agreement also allows access to the Company's SNP databases, the development by the Company of proprietary SNP panels, and the use of these panels in genetic association and linkage studies.

(4) Proposed Increase in Authorized Shares of Common Stock and Common Stock Underlying the Stock Plan

         In February 2001, the Board of Directors approved, subject to stockholder approval, an increase of the Company's authorized shares of common stock to 100,000,000 shares. At the same time, the Board also approved, subject to stockholder approval, an increase in the number of shares available for grants of stock or stock options under the Company's 2000 Employee, Director and Consultant Stock Plan by 3,000,000.

(5)      Inventory

         Inventory is comprised of the following at March 31, 2001 and December 31, 2000, respectively:

                                        March 31, 2001       December 31, 2000
                                       -----------------    -------------------
Raw materials                                $2,605               $3,074
Work in progress                                320                  452
Finished Goods                                   80                   --
                                       ----------------------------------------

                                             $3,005               $3,526
                                       ========================================

         Raw materials consist mainly of reagents, enzymes, chemicals and plates used in SNP scoring, genotyping, and to manufacture SNPware consumables. The Company currently has only one supplier for oligonucleotides, an important raw material.

(6)      Segment Information

         The Company operates in two segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their business are as follows: (i) the business which markets equipment and consumables for SNP scoring analysis ("Research Products"); and
(ii) the business which performs genotyping including DNA laboratory analysis for paternity, transplantation and forensic testing and SNP scoring services ("Services"). The Company allocates the majority of its corporate and other general and administrative expenses to its Research Products segment. During the first quarter 2001, the chief operating decision maker of the Company measured segment profit/(loss) using operating loss, which excludes other income (expense).

         In 2001, the Company changed its basis of segmentation from "Orchid" and "GeneScreen" to "Research Products" and "Services" to reflect how the chief operating decision maker now views the business. This change would have had no material impact on the previously reported segment information. Also, the Company changed its method of measuring profitability in the fourth quarter of 2000 to operating loss from net loss. Segment information as of and for the three months ended March 31, 2001 and 2000 is as follows:

--------------------------------------------------------------------------------------------------
2001:                             Research Products          Services            Total
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
 Revenues from external
   customers                            $ 1,738                $ 3,897           $  5,635
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
 Segment operating loss                  (8,865)                (3,336)           (12,201)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
 Total assets                            79,634                 49,740            129,374
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
 2000:                                      Research Products                Services           Total
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
 Revenues from external
    customers                                    585                            2,881           3,466
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
 Segment net loss                             (6,637)                            (942)         (7,579)
---------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------- -----------------------
 Total assets                                 73,565                           44,010         117,575
--------------------------------------------------------------------------------- -----------------------


(7)      Contingencies

         Effective January 2000, the Company entered into three-year employment agreements with two executives of the Company. In certain cases, the Company may be obligated to pay the executives' salary and benefits for up to eighteen months after leaving the Company.

         The Company has been engaged in discussions with St. Louis University of St. Louis, Missouri regarding its belief that the Company's SNP scoring technology infringes certain claims under U.S. patent 5846710, which is controlled by the University. Although the Company is confident that its SNP scoring technology does not infringe any claims under the University's patent, the Company nonetheless entered into discussions with the University regarding the scope of these claims in the hope of resolving the issue. Upon the failure to reach agreement with the University, in August 2000 the Company filed a lawsuit against the University in the U.S. District Court for the Southern District of California, Case No. 00CV1558L (JFS), seeking declaratory judgment of non- infringement, invalidity and non-enforceability with respect to the University's patent. While the Company believes that its position in this action is strong, patent litigation is complex and likely will result in claims against the Company, including patent infringement. As a result, the outcome of this action is uncertain. Furthermore, while the Company is seeking declaratory judgment in this action, the lawsuit could take significant time, be expensive and divert our management's attention from other business concerns.

         The Company had been engaged in discussions with Motorola, Inc. ("Motorola") in an attempt to resolve certain areas of disagreement that arose under the existing collaboration in the area of microfluidics. The primary issue of disagreement between the parties relates to whether, under the terms of the agreement with Motorola, Motorola has a right to obtain a license to the Company's SNP-IT technology for use with Motorola's microfluidic chips. While the Company believes that this issue has been resolved, there can be no assurance that Motorola will not seek arbitration or litigation of the rights it claims to our SNP-IT technology.

         GeneScreen Inc., the Company's wholly-owned subsidiary, is self-insured for the risk of loss relating to certain litigation claims that might arise from GeneScreen's testing results. However, due to provisions in certain service contracts, GeneScreen is insured for claims arising from testing performed under the Texas, Ohio and Arizona contracts. Insurance coverage began in 1995 for testing under the Texas contract, in 1997 for testing under the Ohio and Arizona contracts and all other contracts in August 1998. Management estimates future litigation costs based on historical litigation experience. The accrued litigation reserve for the self-insured risk at March 31, 2001 and December 31, 2000 was $156.

(8)      Comprehensive Income (Loss)

         SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is displayed as a separate component of stockholders' equity. The following table reconciles net loss to comprehensive loss for the three months ended March 31, 2001 and 2000:

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                           2001                   2000
                                                                                       ------------            ---------
      Net loss                                                                          $ (11,491)             $ (7,579)
         Other comprehensive income (loss):
              Unrealized holding gains on available-for-sale securities                       105
              Foreign currency translation loss                                              (109)                   --
                                                                                        ---------              --------
         Other comprehensive loss                                                              (4)                   --
                                                                                        ---------              --------

      Comprehensive loss                                                                $ (11,495)             $ (7,579)
                                                                                        =========              ========

                           ORCHID BIOSCIENCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition as of March 31, 2001 and the Results of Operation for the three months ended March 31, 2001 and 2000 should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon the accuracy of such statements in this section, see the "Forward Looking Statements" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

     We are engaged in the development and commercialization of genetic diversity technologies, products and services. Since we began operations in March 1995, we have devoted substantially all of our resources to the development and application of a portfolio of products and services using our proprietary biochemistry for scoring single nucleotide polymorphisms, or SNPs, and microfluidics technologies for applications in drug discovery, development and marketing, principally in the field of high volume SNP scoring and pharmacogenetics analysis. Since late 1999, following our acquisition of GeneScreen, we also have been a leading provider of DNA testing services in the paternity, forensics and HLA transplantation typing fields.


     Most of our current activities and resources are directed toward commercializing our SNP scoring products and services that apply our proprietary SNP-IT primer extension technology. We currently have revenues from the sale of our SNPstream instrument systems, our SNPware consumable kits and SNP genotyping and pharmacogenetic services provided in our high throughput MegaSNPatron facility. We also expect each SNPstream system we place will generate an additional recurring revenue stream from the sale of our SNPware consumables. We also are beginning to generate revenue from sales of SNPware consumables designed to work on the platforms of various manufacturers, and from SNP-IT license fees and royalties.

     Our ability to achieve profitability will depend, in part, on our ability to successfully develop and commercialize our proprietary SNP scoring and microfluidics technologies in the form of products and services for pharmaceutical and biotechnology companies and research institutions. We introduced our SNPstream 25K SNP scoring system, SNPware consumables and related services in late 1999. We intend to introduce the SNPstream 5K, and instrument with lower throughput capabilities in the second half of 2001. Because our proprietary SNP-IT primer extension technology is very adaptable to other hardware platforms, we intend to expand our offerings of SNPware consumables for use on instruments made or sold by other companies and to obtain access fees and royalties by licensing our SNP-IT technology for incorporation in the consumable kits of others. Our collaborations with Affymetrix, Amersham Pharmacia Biotech, Applied Biosystems and PerkinElmer are examples of this platform propagation strategy.

     Our proprietary pharmaceutical value creation strategy is based on the creation of proprietary rights covering the identification of SNPs and their associations to medically important attributes of patients. We are developing intellectual property rights in this area through collaborations with members of our Clinical Genetics Network, and we intend also to develop intellectual property rights to medical uses of SNPs through our collaborations with pharmaceutical and biotechnology companies. We intend to develop proprietary rights around both diagnostic and therapeutic uses of SNPs. We do not expect royalties from commercial sale or license of intellectual property rights generated by using our technologies for at least several years, if at all.

     On February 12, 2001, we acquired certain assets of Cellmark Diagnostics, a division of AstraZeneca, for a combination of cash and 222,980 shares of our common stock. Cellmark is a leading provider of genetic diversity testing services in the UK and sells kits and conducts testing for genetic diseases, including cystic fibrosis, and had revenue in 2000 of approximately $6.0 million. We agreed to prepare and file a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale the 222,980 shares of common stock issued to AstraZeneca in partial consideration for our purchase of the assets of Cellmark. If the Securities and Exchange Commission does not declare the registration statement effective by May 25, 2001, we are required to pay to AstraZeneca certain penalties. In addition, if the Securities and Exchange Commission does not declare the registration statement effective on or about July 10, 2001, we may repurchase from AstraZeneca the 222,980 shares of our common stock issued to AstraZeneca as partial consideration for our purchase of the assets of Cellmark at the price at which the shares were originally issued. Upon our exercise of such repurchase rights, AstraZeneca may elect to refuse such repurchase and retain such shares.

         GeneScreen's and Cellmark's business in paternity testing and forensics supports our goal of extending our business in genetic diversity. We plan to use the accredited laboratories at GeneScreen and Cellmark to offer clinical quality pharmacogenetics SNP scoring of patient samples for clinical association studies and pharmaceutical clinical trials. We also plan to use these laboratories to conduct pharmacogenetic SNP scoring services that we may eventually offer to physicians and patients through a number of distribution channels, including the Internet. Both GeneScreen's and Cellmark's DNA testing business is dependent upon its successful competitive bidding and qualifications for contracts with various governmental entities to provide paternity testing. We expect revenues from the respective forensics businesses of GeneScreen and Cellmark to increase as DNA analyses are increasingly being used by the criminal justice system to identify perpetrators and exonerate the innocent.

         In prior years, we have recorded deferred compensation resulting from the granting of stock options to employees, directors or consultants covering shares of common stock, which stock options had exercise prices below the fair value of the underlying common stock at the date of their grant. During 2001, all stock options were granted with grant prices equal to the fair market value of our common stock at the grant date. Net of prior amortization and remeasurement related to options previously granted to consultants, deferred compensation of $11.0 million at March 31, 2001 will be amortized over the vesting periods of the respective options, typically four years.

         We anticipate recording total compensation charges resulting from the amortization in future periods of the deferred compensation as of March 31, 2001 as follows (in millions):

         ------------------------------------------------------------------------------------------------------
            Nine months ending
               December 31,                                  Year ending December 31,
         ----------------------------------------------------------------------------------------------------
                   2001                     2002                     2003                       2004
                   ----                     ----                     ----                       ----
         ----------------------------------------------------------------------------------------------------
                   $3.0                     $4.0                     $3.8                       $0.2
         ----------------------------------------------------------------------------------------------------

         The portion of these amounts which result from grants to consultants are subject to remeasurement at the end of each reporting period based upon the changes in the fair value of the common stock until the consultant completes performance under his or her respective option agreement. A reduction of deferred compensation of $1.9 million was recorded in the three months ended March 31, 2001 related to such remeasurements. Also, certain grants of performance based options have been made for which no deferred compensation expense has been recorded and for which compensation expense will be measured at the time the performance criteria is met as the difference between the fair value of the common stock and the exercise price and will be immediately recorded as compensation expense.

         We have incurred losses since inception, and, as of March 31, 2001, we had total stockholders' equity of $114.1 million, including an accumulated deficit of $110.1 million. We anticipate incurring additional losses over at least the next several years. We expect these losses to continue as we expand the commercialization of our products and services to the research market and we fully implement our proprietary SNP value creation business strategies. We expect this expansion to result in increases in research and development, marketing and sales, and general and administrative expenses. Payments under strategic alliances, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Sources of Revenues and Revenue Recognition

         We have had, and expect in the future to have, several sources of revenues. Prior to our acquisitions of GeneScreen and Cellmark, we derived substantially all of our revenues from research and development collaborations, technology grants and awards from several governmental agencies. In 2001, we derived our first revenues from the sale of testing kits and laboratory DNA testing services from our Cellmark business in the UK. In 2000, we derived our first revenues from the performance of laboratory DNA testing services from GeneScreen, our wholly-owned subsidiary in the US. In 1999, we derived our first revenues from the placement of our first commercial SNPstream hardware system, and commencing in 2000, we derived increased amounts of revenues from the sale of SNP-IT consumables. We also derived significant license revenue beginning in 2000. Our clinical laboratory services also include SNP scoring analysis.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

         Revenues. Revenues for the three months ended March 31, 2001 of $5.6 million represents an increase of $2.1 million as compared to revenues of $3.5 million for the corresponding period of 2000. The increase was largely due to a $1.0 million increase in revenues generated by our services operations, partially attributable to revenues from Cellmark for the period following our acquisition on February 12, 2001, and an increase of $0.8 million from research products primarily from placements of SNPstream(R) 25K instrument systems and sales of SNPware consumable kits.

         Cost of research product revenues. Cost of research product revenues for the three months ended March 31, 2001 was $0.8 million compared to $0.1 million for the corresponding period of 2000. The increase was attributable to the costs associated with the SNPstream instrument placements and consumables sold in the three months ended March 31, 2001.

         Cost of services revenue. Cost of services revenue was $2.9 million for the three months ended March 31, 2001 compared to $2.2 million in the corresponding period of 2000. The increase was directly attributable to the increase in services revenue including revenue from Cellmark which we acquired on February 12, 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses for the three months ended March 31, 2001 were $7.4 million, an increase of $2.5 million, as compared to $4.9 million for the corresponding period of 2000. We attribute this increase primarily to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing and in anticipation of supporting our growth.

         Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, laboratory supplies for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended March 31, 2001 were $6.7 million, compared to $4.4 million for the corresponding period of 2000. The increase in research and development expenses of $2.3 million was primarily attributable to increased expenses as we hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, amortization of deferred compensation expense, and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts, including our collaboration with The SNP Consortium. Future research and development expenses are expected to increase as we hire additional personnel and expand our research and development facilities to accommodate our strategic collaborations and internal research.

         Interest income. Interest income for the three months ended March 31, 2001 was $0.9 million, compared to $0.8 for the corresponding period of 2000. This increase was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held as a result of our initial public offering in May 2000, offset by amounts used to fund operating activities.

         Interest expense. Interest expense for the three months ended March 31, 2001 was approximately $0.2 million compared to $0.1 million in the corresponding period in 2000. This was due to borrowings made during late 2000 on our equipment line of credit.

         Net loss allocable to common stockholders. Due to the factors discussed above, for the three months ended March 31, 2001, we reported a net loss allocable to common stockholders of $11.5 million as compared to $37.2 million in the corresponding period in 2000. Net loss allocable to common stockholders for 2000 included a beneficial conversion feature on preferred stock of $29.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through research and development funding from collaborative partners, two private placements of equity securities that closed in March 1998 and in December 1999 and January 2000 with aggregate net proceeds from the private placements of approximately $102 million, and $48.4 million from our initial public offering which closed in May 2000. The sale of the series E mandatorily redeemable convertible preferred stock in December 1999 resulted in a $44.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 1999. The closing of series E mandatorily redeemable convertible preferred stock in January 2000 resulted in an additional $29.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 2000. In December 1998, we obtained a secured $6.0 million equipment line of credit, for the purchase of plant and equipment at our corporate headquarters and research and development laboratories whose availability expired in 1999. In 2000, this agreement was amended to establish a new borrowing base of an additional $8 million. At March 31, 2001, we had borrowings of $7.6 million outstanding, and $3.7 million available to be borrowed under this facility through 2001. We lease our corporate and primary research facility under an operating lease which expires in 2008. On May 10, 2001, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. Pending review by the SEC, the Registration Statement will permit us to offer and sell various types of securities, up to an aggregate value of $75 million.

         As of March 31, 2001, we had $50.8 million in cash and cash equivalents and short-term investments, compared to $66.4 million as of December 31, 2000. This decrease was related to the expansion of our genotyping facilities, cash paid to acquire Cellmark and to fund operations of the Company.

         Net cash used in operations for the three months ended March 31, 2001 was approximately $10.5 million compared with approximately $7.7 million for the comparable period in 2000. Non-cash charges in 2001 included compensation expense of $0.2 million and depreciation and amortization expense of $1.8 million. Investing activities included $2.8 million in cash paid during the three months ended March 31, 2001 related to the acquisition of Cellmark, capital expenditures of $1.9 million, and $23.0 million from net proceeds from maturities net of purchases of short term investments. Financing activities primarily consisted of $0.5 million used to repay debt from lines of credit.

         Working capital decreased to approximately $50.2 million at March 31, 2001 from approximately $64.6 million at December 31, 2000. The decrease in working capital was primarily due to cash used in operations during the three months ended March 31, 2001.

         We believe that our cash reserves and expected short-term revenue will be sufficient to fund our operations through at least the next 12 months. We may need to access the capital markets for additional financing to operate our ongoing business activities.

         As of December 31, 2000, our net operating loss carryforwards were approximately $87.0 million and $83.0 million for Federal and state income tax purposes, respectively. If not utilized, our Federal and state tax loss carryforwards will begin to expire in 2003 and 2002, respectively. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to "change of ownership" provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations were triggered as a result of past financings or may be triggered as a result of future financings. This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.

         We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

     .   our ability to enter into strategic alliances or make acquisitions;

     . regulatory changes and competing technological and market developments;

     .   changes in our existing collaborative relationships;

     . the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

     . the development of our SNPware consumables, SNPstream and DNAstream and software product lines and associated reagent consumables;

     . the success rate of establishing new contracts, and renewal rate of existing contracts, for DNA testing services in the areas of paternity, forensics and transplantation;

     . the progress of our existing and future milestone and royalty producing activities; and

     . the availability of additional funding, if necessary, and if at all, on favorable terms.

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

         Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. As a result of our acquisition of Cellmark in February 2001, we may be affected by fluctuations in the exchange rate of British pounds to US dollars.

         We have a minimal amount of long-term debt recorded on our books. The interest rates applicable to such debt are not variable with respect to market conditions.

FORWARD LOOKING STATEMENTS

         This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: our expectation that SNPstream systems we place will generate additional recurring revenue stream from the sale of our SNPware consumables; our expectation of generating revenue from sales of SNPware consumables designed to work on the platforms of various manufacturers and from SNP-IT license fees and royalties; our plan to provide a variety of SNP genotyping and pharmacogenetics services to the pharmaceutical and biotechnology industries through our high throughput MegaSNPatron facility; our intention to introduce SNPstream instruments with lower throughput capabilities beginning in 2001; our intention to expand our offerings of SNPware consumables for use on instruments made or sold by other companies and to obtain access fees and royalties by licensing our SNP-IT technology for incorporation in consumable kits of others; our intention to develop intellectual property rights through our collaborations with pharmaceutical and biotechnology companies; our intention to develop proprietary rights around both diagnostic and therapeutic uses of SNPs; our plan to use accredited laboratories at GeneScreen and Cellmark to offer clinical quality pharmacogenctics SNP scoring services for clinical association studies and pharmaceutical clinical trials and to physicians and patients via the Internet as well as other distribution channels; our expectation that revenues from the respective forensics businesses of GeneScreen and Cellmark to increase as DNA analysis are increasingly being used by the criminal justice system; our anticipation of recording compensation charges as of March 31, 2001; our expectation of expanding our operations that may lead to increases in expenses; our expectation of having several sources of revenue in the future; our belief that our cash reserves and expected short-term revenue will be sufficient to fund operations through at least the next 12 months; our belief that our position is strong with respect to the dispute with St. Louis University; and our belief that the issue with Motorola has been resolved, or similar subjects. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

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

         We had been engaged in discussions with Motorola in an attempt to resolve certain areas of disagreement that arose under our existing collaboration in the area of microfluidics. The primary issues of disagreement between the parties relates to whether, under the terms of the agreement with Motorola, Motorola has a right to obtain a license to our SNP-IT technology for use with Motorola's microfluidic chips. While we believe this issue has been resolved, there can be no assurance that Motorola will not still seek arbitration or litigation of the rights it claims to our SNP-IT technology.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We completed our initial public offering on May 4, 2000, the net proceeds of which were approximately $48.4 million after underwriting discounts and commissions and offering costs. Although we utilized a portion of these proceeds to fund operations and for capital expenditures and in the recent acquisition of Cellmark, we have no specific plan at this time for use of the remaining proceeds and expect to use such proceeds for working capital and general corporate purposes including the payment of sales and marketing expenses. We may, when the opportunity arises, use an unspecified portion of the net proceeds to acquire or invest in complementary businesses, products, and technologies. From time to time, in the ordinary course of business, we expect to evaluate potential acquisitions of such businesses, products, or technologies. However, at this time, we have no understandings, commitments, or agreements with respect to any material acquisition.

         The following table sets forth our approximate cumulative use of net offering proceeds from out initial public offering as of March 31, 2001 (in thousands):

         Capital Expenditures                             $10,800
         Acquisition of Cellmark                            2,900
         Net cash used to fund operations                  27,300

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

       The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number                Description
------                -----------

3.1 Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

3.2 Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

4 Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

#10.1 Genotyping Collaboration Agreement dated as of February 12, 2001 by and between the Registrant and AstraZeneca UK, Limited (filed as Exhibit
        10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.2 Investor Rights Agreement dated as of February 12, 2001 by and between Registrant and AstraZeneca UK, Limited (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

# Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Act, filed as of April 2, 2001.

     (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ORCHID BIOSCIENCES, INC.

Date: May 15, 2001                     By:     /s/ Donald R. Marvin
                                       ---     --------------------

                                                DONALD R. MARVIN
                                      Senior Vice President, Chief Operating
                                         Officer, Chief Financial Officer
                                   (principal financial and accounting officer)