Form 10-Q
period 2001-06-30
ORCHID BIOSCIENCES INC
filed 2001-08-14
CIK 1107216

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of August 1, 2001, was 39,530,830.

                   ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION..............................................   1

Item 1. Financial Statements..............................................   1

Condensed Consolidated Balance Sheets as of  June 30, 2001
(unaudited) and December 31, 2000.........................................   1

Condensed Consolidated Statements Of Operations for the three and six
months ended June 30, 2001 and 2000 (unaudited)...........................   2

Condensed Consolidated Statements Of Cash Flows for the six months ended
June 30, 2001 and 2000 (unaudited)........................................   3

Notes To Condensed Consolidated Financial Statements (unaudited)..........   4

Item 2. Management's Discussion And Analysis Of Financial Condition
          And Results Of Operations.......................................   9

Item 3. Quantitative And Qualitative Disclosures About Market Risk........  15

PART II OTHER INFORMATION.................................................  16

Item 1. Legal Proceedings.................................................  16

Item 2. Changes In Securities And Use Of Proceeds.........................  16

Item 3. Defaults Upon Senior Securities...................................  16

Item 4. Submission Of Matters To A Vote Of Security Holders...............  16

Item 5. Other Information.................................................  17

Item 6. Exhibits And Reports On Form 8-K..................................  17

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ORCHID BIOSCIENCES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share data)

                                                                                      June 30,     December 31,
Assets                                                                                  2001           2000
                                                                                   ------------   --------------
                                                                                     (unaudited)
Current assets:
   Cash and cash equivalents                                                          $  20,147         $ 14,558
   Short-term investments                                                                49,955           51,857
   Accounts receivable, net                                                               4,424            5,510
   Inventory                                                                              2,951            3,526
   Other current assets                                                                   1,293            2,065
                                                                                   ------------   --------------

     Total current assets                                                                78,770           77,516
Equipment and leasehold improvements, net                                                23,676           19,657
Goodwill, net                                                                            28,147           28,977
Other intangibles, net                                                                   16,978           14,936
Other assets                                                                              1,886            1,241
                                                                                   ------------   --------------

     Total assets                                                                     $ 149,457         $142,327
                                                                                   ============   ==============

Liabilities and stockholders' equity
Current liabilities:
   Current portion of long-term debt                                                      2,362            2,337
   Accounts payable                                                                       2,760            5,492
   Accrued expenses                                                                       3,748            4,034
   Deferred revenue                                                                         512            1,009
                                                                                   ------------   --------------

     Total current liabilities                                                            9,382           12,872
Long-term debt, less current portion                                                      5,901            6,152

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value, authorized 5,000,000 shares, no shares
     issued or outstanding                                                                   --               --
   Common stock, $.001 par value, authorized
     100,000,000 shares  issued and outstanding 39,506,474 and 33,195,096
     at June 30, 2001 and December 31, 2000, respectively                                    39               33
   Additional paid-in capital                                                           268,624          234,692
   Deferred compensation                                                                (10,107)         (13,374)
   Accumulated other comprehensive income                                                    41              577
   Accumulated deficit                                                                 (124,423)         (98,625)
                                                                                   ------------   --------------

     Total stockholders' equity                                                         134,174          123,303
                                                                                   ------------   --------------
     Total liabilities and stockholders' equity                                       $ 149,457         $142,327
                                                                                   ============   ==============

See accompanying notes to condensed consolidated financial statements.

                           ORCHID BIOSCIENCES, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands except share and per share data)
                                  (unaudited)

                                                                  Three months ended             Six months ended
                                                                       June 30,                      June 30,
                                                                       --------                      --------
                                                                2001            2000            2001           2000
                                                            -----------     -----------     -----------     ----------
Revenues:
   Products revenue                                         $     1,211     $       695     $     2,219     $      930
   Services revenue                                               4,424           3,279           8,321          6,160
   Collaboration, license and other revenues                      1,083             620           1,813            970
                                                            -----------     -----------     -----------     ----------

     Total revenues                                               6,718           4,594          12,353          8,060
                                                            -----------     -----------     -----------     ----------
Operating expenses:
   Cost of products revenue                                         867             547           1,685            610
   Cost of services revenue                                       2,859           2,595           5,731          4,835
   Selling, general and administrative                            9,155           8,233          16,572         13,176
   Research and development                                       8,967          12,341          15,696         16,742
                                                            -----------     -----------     -----------     ----------

     Total operating expenses                                    21,848          23,716          39,684         35,363
                                                            -----------     -----------     -----------     ----------

     Operating loss                                             (15,130)        (19,122)        (27,331)       (27,303)
                                                            -----------     -----------     -----------     ----------
Other income (expense):
   Interest income                                                1,026           1,300           1,900          2,090
   Interest expense                                                (203)           (146)           (367)          (258)
   Other expense                                                     --              --              --            (76)
                                                            -----------     -----------     -----------     ----------

     Total other income (expense)                                   823           1,154           1,533          1,756
                                                            -----------     -----------     -----------     ----------

     Net loss                                                   (14,307)        (17,968)        (25,798)       (25,547)
Beneficial conversion feature of preferred stock                     --              --              --         29,574
                                                            -----------     -----------     -----------     ----------

     Net loss allocable to common stockholders              $   (14,307)    $   (17,968)    $   (25,798)    $  (55,121)
                                                            ===========     ===========     ===========     ==========

Basic and diluted net loss per share allocable to common
   stockholders (note 2)                                         $(0.41)         $(0.94)         $(0.76)        $(5.52)
                                                            ===========     ===========     ===========     ==========

Shares used in computing basic and diluted net loss per
   share allocable to common stockholders (note 2)           34,633,400      19,040,917      33,985,809      9,981,418
                                                            ===========     ===========     ===========     ==========

See accompanying notes to condensed consolidated financial statements.

                                 ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                                (unaudited)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                            --------
                                                                                       2001         2000
                                                                                   ----------     --------
Cash flows from operating activities:
   Net loss                                                                          $(25,798)    $(25,547)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Noncash research and development expense                                               -        4,775
     Noncash compensation expense                                                       1,630        4,016
     Depreciation and amortization                                                      3,548        2,701
     Changes in assets and liabilities:
       Accounts receivable                                                              1,086       (2,417)
       Inventory                                                                          745       (1,968)
       Other current assets                                                               772         (793)
       Other assets                                                                      (645)         332
       Accounts payable                                                                (2,732)       2,067
       Due to related party                                                                 -          (64)
       Accrued expenses                                                                   (57)      (2,689)
       Deferred revenue                                                                  (497)         430
                                                                                   ----------     --------

          Net cash used in operating activities                                       (21,948)     (19,157)
                                                                                   ----------     --------

Cash flows from investing activities:

   Cash paid to acquire Cellmark, including acquisition costs                          (2,909)           -
   Capital expenditures                                                                (4,122)      (3,756)
   Decrease in restricted cash                                                              -          400
   Sales of short-term investments                                                     67,291        7,703
   Purchase of short-term investments                                                 (65,765)     (45,879)
                                                                                   ----------     --------

          Net cash used in investing activities                                        (5,505)     (41,532)
                                                                                   ----------     --------
Cash flows from financing activities:
   Net proceeds from issuance of Series E mandatorily redeemable
     convertible preferred stock                                                           --       29,574
   Proceeds from issuance of debt from line of credit                                     862           --
   Repayment of debt on lines of credit                                                (1,088)      (1,507)
   Net proceeds from issuance of common stock                                          33,284       48,405
   Proceeds from exercise of common stock options and warrants                             88           88
                                                                                   ----------     --------

          Net cash provided by  financing activities                                   33,146       76,560
                                                                                   ----------     --------

Effect of foreign currency translation on cash and cash equivalents                      (104)          --
                                                                                   ----------     --------

Net increase in cash and cash equivalents                                               5,589       15,871
Cash and cash equivalents at beginning of period                                       14,558       33,804
                                                                                   ----------     --------

Cash and cash equivalents at end of period                                           $ 20,147     $ 49,675
                                                                                   ==========     ========

Supplemental disclosure of noncash financing and investing activities:
   Changes in deferred compensation from grant, forfeiture and
   remeasurement of common stock options                                                1,637       16,052
   Conversion of manditorily redeemable convertible preferred stock and
    convertible preferred stock into common stock                                          --      118,521

   Issuance of common stock for technology licenses                                        --        4,775
   Issuance of common stock in connection with supply agreement                            --        1,500
   Issuance of common stock in connection with the acquisition of Cellmark              2,019           --
   Issuance of common stock for services                                                  229           --
   Other comprehensive loss                                                              (536)          --
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                               363          255
----------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                  (Dollars in thousands except per share data)
                                  (unaudited)

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

     The Company has not yet achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development and commercialization activities will require significant additional financing. The Company's accumulated deficit aggregated $124,423 through June 30, 2001 and it expects to incur substantial losses in future periods.

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

(3) Acquisition of Cellmark Diagnostics and Genotyping Collaboration Agreement with AstraZeneca

     On February 12, 2001, the Company completed its acquisition of certain assets of AstraZeneca's business division, Cellmark Diagnostics ("Cellmark"), a leading provider of genetic diversity testing services in the United Kingdom which also sells kits for and conducts tests for genetic diseases, including cystic fibrosis. The acquisition has been accounted for by the purchase method and, accordingly, the assets and liabilities acquired have been recorded at their fair values. Assets acquired included intangibles of approximately $2,700. The purchase price, including acquisition costs, was comprised of $2,909 in cash and 222,980 shares of the Company's common stock valued at $2,019.

     As part of the agreement to purchase the Cellmark assets from AstraZeneca, the Company entered into an Investor Rights Agreement with AstraZeneca, pursuant to which the Company agreed to register 222,980 shares of the Company's common stock issued to AstraZeneca. The shares issued to AstraZeneca as part of the purchase were registered with the Securities and Exchange Commission on May 10, 2001, which registration became effective on May 18, 2001.

     The results of operations of Cellmark have been included in the Company's condensed consolidated statement of operations since the date of acquisition by the Company on February 12, 2001 through June 30, 2001. The acquisition of Cellmark is reflected in the accompanying condensed consolidated balance sheet as of June 30, 2001.

     In addition, on February 12, 2001, the Company entered into a multi-year agreement with AstraZeneca to conduct a variety of studies using SNPs. The genotyping agreement also allows access to the Company's SNP databases, the development by the Company of proprietary SNP panels, and the use of these panels in genetic association and linkage studies. In the second quarter of 2001, the Company recognized revenue related to the accomplishment of a milestone under this agreement.

(4) Increase in Authorized Shares of Common Stock and Common Stock Underlying the Stock Plan

     In 2001, the Board of Directors and stockholders approved an increase of the Company's authorized shares of common stock to 100,000,000 shares. The Board and the stockholders also approved an increase in the number of shares available for grants of stock or stock options under the Company's 2000 Employee, Director and Consultant Stock Plan by 3,000,000 shares.

(5)  Shelf Registration Statement and Issuance of Common Stock

     On May 10, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. This will permit the Company, from time to time, to offer and sell various types of securities, up to a total value of $75,000. The Company filed the registration statement to gain additional flexibility in accessing capital markets for general corporate business purposes. In June, 2001, the Company sold 5,950,000 shares to a group of new and existing stockholders at a price of $6 per share. The shares of common stock were offered through a prospectus supplement pursuant to the Company's effective shelf registration statement. The offering raised net proceeds of approximately $33,284 which will be used for general corporate business purposes.

(6)  Stockholder Rights Plan

     On May 16, 2001, the Company's Board of Directors (the "Board") adopted a Stockholder Rights Plan ("Rights Plan"), which is designed to protect the Company's stockholders in the event of any takeover offer. On May 16, 2001, the Company's Board declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock to stockholders of record at the close of business on May 31, 2001 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $.001 par value per share, at an initial purchase price of $40.00 in cash, subject to adjustment.

     Initially, the Rights will be attached to all common stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a Distribution Date, as defined in the Rights Plan, will occur if certain events as described below occur. Rights will also be attached to all shares of common stock issued following the Record Date but prior to the Distribution Date. The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 16, 2011, unless earlier redeemed by the Company. The Distribution Date has not occurred at June 30, 2001.

     In the event that a person or a group of affiliated or associated persons becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the Board determines to be fair to, and otherwise in the best interests of, the Company and its stockholders), each holder of a Right will thereafter have the right to receive, upon exercise, that number of shares of common stock (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights Plan) of the common stock at the date of the occurrence of the event. However, Rights are not exercisable following the occurrence of any of the events set forth above until such time as the Rights are no longer redeemable by the Company. In the event that the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or, more than 50% of the Company's assets or earning power is sold or transferred, each holder of a Right shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights
Plan) of such common stock at the date of the occurrence of the event.

(7)  Inventory

     Inventory is comprised of the following at June 30, 2001 and December 31, 2000, respectively:


                    June 30, 2001  December 31, 2000
                    -------------  -----------------

Raw materials              $2,368             $3,074
Work in progress              548                452
Finished goods                 35                 --
                           ------             ------
                           $2,951             $3,526
                           ======             ======

     Raw materials consist mainly of reagents, enzymes, chemicals and plates used in SNP scoring, genotyping, and to manufacture SNPware consumables.

(8)  Segment Information

     The Company operates in two segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their business are as follows: (i) the business which markets equipment and consumables for SNP scoring analysis ("Products"); and (ii) the business which performs genotyping including DNA laboratory analysis for paternity, transplantation and forensic testing and SNP scoring services ("Services"). The Company allocates the majority of its corporate and other general and administrative expenses to its Products segment. During 2001, the chief operating decision maker of the Company measured segment profit/(loss) using operating loss, which excludes other income (expense).

     In 2001, the Company changed its basis of segmentation from "Orchid" and "GeneScreen" to "Products" and "Services" to reflect how the chief operating decision maker now views the business. This change would have had no material impact on the previously reported segment information. Also, the Company changed its method of measuring profitability in the fourth quarter of 2000 to operating loss from net loss. Segment information as of and for the three and six months ended June 30, 2001 and 2000 is as follows:


------------------------------------------------------------------------------------------------
    Three months ended June 30, 2001                  Products       Services           Total
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Revenues from external customers                         1,211       $  5,507              6,718
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Segment operating loss                                  (6,370)        (8,760)           (15,130)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
      Six months ended June 30, 2001
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Revenues from external customers                         2,219         10,134             12,353
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Segment operating loss                                 (15,235)       (12,096)           (27,331)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Total assets                                            46,241        103,216            149,457
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
      Three months ended June 30, 2000                Products       Services           Total
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Revenues from external customers                         1,315          3,279              4,594
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Segment net loss                                       (17,023)          (945)           (17,968)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
      Six months ended June 30, 2000
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Revenues from external customers                         1,900          6,160              8,060
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Segment net loss                                       (23,660)        (1,887)           (25,547)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Total assets                                           112,929         42,975            155,904
------------------------------------------------------------------------------------------------

(9)  Contingencies

     Effective January 2000, the Company entered into three-year employment agreements with two executives of the Company. In certain cases, the Company may be obligated to pay the executives' salary and benefits for up to eighteen months after leaving the Company.

     The Company has been engaged in discussions with St. Louis University of St. Louis, Missouri regarding the University's belief that the Company's SNP scoring technology infringes certain claims under U.S. patent 5846710, which is controlled by the University. Although the Company is confident that its SNP scoring technology does not infringe any claims under the University's patent, the Company nonetheless entered into discussions with the University regarding the scope of these claims in the hope of resolving the issue. Upon the failure to reach agreement with the University, in August 2000 the Company filed a lawsuit against the University in the U.S. District Court for the Southern District of California, Case No. 00CV1558L (JFS), seeking declaratory judgment of non- infringement, invalidity and non-enforceability with respect to the University's patent. While the Company believes that its position in this action is strong, patent litigation is complex and might result in claims
against the Company, including patent infringement.   As a result, the outcome
of this action is uncertain. Furthermore, while the Company is seeking declaratory judgment in this action, the lawsuit could take significant time, be expensive and divert the attention of the Company's management from other business concerns.

     The Company had been engaged in discussions with Motorola, Inc. ("Motorola") in an attempt to resolve certain areas of disagreement that arose under the existing collaboration in the area of microfluidics. The primary issue of disagreement between the parties relates to whether, under the terms of the agreement with Motorola, Motorola has a right to obtain a license to the Company's SNP-IT technology for use with Motorola's microfluidic chips. While the Company believes that this issue has been resolved, there can be no assurance that Motorola will not seek arbitration or litigation of the rights it claims to the Company's SNP-IT technology.

     GeneScreen, Inc., the Company's wholly-owned subsidiary, has carried, in increasing increments of limit, commercial and professional liability insurance with a self-insured retention. However, GeneScreen may, as a result of insurance contract limitations, be self-insured for risk of loss that might arise out of GeneScreen's operations and testing results. Management estimates future litigations costs based on historical litigation exposure. The accrued litigation reserve for self-insured risk at June 30, 2001 and December 31, 2000 was $156.

(10) Comprehensive Income (Loss)

     SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income
(loss) is displayed as a separate component of stockholders' equity. The following table reconciles net loss to comprehensive loss for the three and six months ended June 30, 2001 and 2000:

                                                      Three months ended      Six months ended
                                                            June 30,              June 30,
                                                            --------              --------
                                                         2001       2000       2001        2000
                                                     --------   --------   --------   ---------
   Net loss                                          $(14,307)  $(17,968)  $(25,798)   ($25,547)
     Other comprehensive income (loss):
       Unrealized holding loss on available-for-
         sale securities                                 (481)                 (376)         --
       Foreign currency translation adjustments           (51)        --       (160)         --
                                                     --------   --------   --------   ---------
                                                         (532)        --       (536)         --
                                                     --------   --------   --------   ---------
   Comprehensive loss                                $(14,839)  $(17,968)  $(26,334)  $ (25,547)
                                                     ========   ========   ========   =========

(11) Subsequent Events

     In July 2001, the Company completed a series of agreements that replace its existing November 1999 collaboration to combine the Company's primer extension technology with the Affymetrix GeneChip(R) GenFlex(TM) Tag Array in the Company's SNPcode genotyping kits. In addition, the Company also acquired from Affymetrix exclusive ownership of U.S. Patent No. 5,856,092 and its foreign counterparts. Under the terms of these agreements, Affymetrix will supply GenFlex arrays to the Company, who will use these products to provide SNPcode-based genotyping services to its customers and distribute GenFlex arrays in connection with SNPcode reagents to customers who want to conduct primer extension-based genotyping using the Affymetrix GeneChip system. Also, Affymetrix granted the Company a non-exclusive license to make and sell products incorporating Affymetrix's proprietary universal Tag sequences.

(12) Debt Covenants

     Pursuant to the Company's line of credit which was amended in December 2000, the Company is required to provide a cash security deposit or letter of credit equal to $2,150 plus 50% of any future draw amount no later than June 30, 2001, unless the Company has completed a follow-on offering resulting in at least $50,000 in net unrestricted proceeds. During the quarter ended June 30, 2001, the Company did complete a follow-on offering as described in note 5 above, however, the net unrestricted proceeds from this offering was less than the minimum amount required under the line of credit.

(13) Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

      The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements prior to the adoption of SFAS 142.

     SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS 142's transitional goodwill impairment evaluation, the statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $27,108, unamortized identifiable intangible assets in the amount of approximately $15,966, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $2,074 and $1,037 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

                            ORCHID BIOSCIENCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition as of June 30, 2001 and the Results of Operations for the three and six months ended June 30, 2001 and 2000 should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.
For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon the accuracy of such statements in this section, see the "Forward Looking Statements" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

     We are engaged in the development and commercialization of genetic diversity technologies, products and services. Since we began operations in March 1995, we have devoted substantially all of our resources to the development and application of a portfolio of products and services using our proprietary biochemistry for scoring single nucleotide polymorphisms, or SNPs, as well as microfluidics technologies for applications, principally in the field of high volume SNP scoring and pharmacogenetics analysis. Since late 1999, following our acquisition of GeneScreen and, subsequently, our business division, Cellmark Diagnostics, in 2001, we also have been a leading provider of DNA testing services in the paternity, forensics and HLA transplantation typing fields.

     Most of our current activities and resources are directed toward commercializing our SNP scoring products and services that apply our proprietary SNP-IT(TM) primer extension technology. We currently have revenues from the sale of our SNPstream(R) instrument systems, our SNPware(TM) consumable kits and SNP genotyping and pharmacogenetic services provided in our high throughput MegaSNPatron(TM) facilities. We also expect each SNPstream system we place will generate an additional recurring revenue stream from the sale of our SNPware consumables. We also are beginning to generate revenue from sales of SNPware consumables designed to work on the platforms of various manufacturers, and from SNP-IT license fees and royalties.

     Our ability to achieve profitability will depend, in part, on our ability to successfully develop and commercialize our proprietary SNP scoring technologies in the form of products and services for pharmaceutical, biotechnology and diagnostic companies and research institutions. We introduced our SNPstream 25K SNP scoring system, SNPware consumables and related services in late 1999. We intend to introduce the SNPstream MT (formerly referred to as SNPstream 5K) solution with lower throughput capabilities together with a partner, in the second half of 2001. Because our proprietary SNP-IT primer extension technology is very adaptable to other hardware platforms, we intend to expand our offerings of SNPware consumables for use on instruments made or sold by other companies and to obtain access fees and royalties by licensing our SNP-IT technology for incorporation in the consumable kits of others. Our collaborations with Affymetrix, Amersham Pharmacia Biotech, Applied Biosystems and PerkinElmer are examples of this Platform Propagation(TM) strategy. In the second half of 2001, we expect to launch a SNP-IT-based kit that is designed for use with the simple 96-well plate readers found in most laboratories or without instrumentation. We expect that we will launch this SNP-IT-based kit in partnership with an industry leader.

     Our Pharmaceutical Value Creation(TM) strategy is based on the creation of proprietary rights covering the identification of SNPs and their associations to medically important attributes of patients. We are developing intellectual property rights in this area through collaborations with members of our Clinical Genetics Network, and we intend also to develop intellectual property rights to medical uses of SNPs through our collaborations with pharmaceutical and biotechnology companies. We intend to develop proprietary rights around both diagnostic and therapeutic uses of SNPs. We do not expect royalties from commercial sale or license of intellectual property rights generated by using our technologies for at least several years, if at all.

     On February 12, 2001, we acquired Cellmark Diagnostics, a division of AstraZeneca, in an asset acquisition, for a combination of cash and 222,980 shares of our common stock. Cellmark is a leading provider of genetic testing services in the UK and sells kits and conducts testing for genetic diseases, including cystic fibrosis. We agreed to prepare and file a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale the 222,980 shares of common stock issued to AstraZeneca in partial consideration for our purchase of the assets of Cellmark. The shares issued to AstraZeneca as part of the purchase were registered with the Securities and Exchange Commission on May 10, 2001, which registration became effective on May 18, 2001.

     GeneScreen's and Cellmark's business in paternity testing and forensics supports our goal of extending our business in genetic diversity. We plan to use the accredited laboratories at GeneScreen and Cellmark to offer clinical quality pharmacogenetics SNP scoring of patient samples for clinical association studies and pharmaceutical clinical trials. We also plan to use these laboratories to conduct pharmacogenetic SNP scoring services that we may eventually offer to physicians and patients through a number of distribution channels, including the Internet. Each of GeneScreen's and Cellmark's DNA testing businesses is dependent upon its successful competitive bidding and qualifications for contracts with various governmental entities to provide paternity and forensics testing services. We expect revenues from the respective forensics businesses of GeneScreen and Cellmark to increase as DNA analyses are increasingly being used by the criminal justice system to identify perpetrators and exonerate the innocent.

     In prior years, we have recorded deferred compensation resulting from the granting of stock options to employees, directors or consultants with exercise prices below the fair value of the underlying common stock at the date of their grant. During 2001, all stock options were granted with grant prices equal to the fair value of our common stock at the grant date. Net of prior amortization and remeasurement related to options previously granted to consultants, deferred compensation of approximately $10.1 million at June 30, 2001 will be amortized over the vesting periods of the respective options, typically four years.

     We anticipate recording total compensation charges resulting from the amortization in future periods of the deferred compensation as of June 30, 2001 as follows, in millions:



          Six months ending
             December 31,                 Year ending December 31,
         ------------------               ------------------------
               2001            2002                 2003                2004
               ----            ----                 ----                ----
               $2.1            $4.0                 $3.8                $0.2

     The portion of these amounts which results from grants to consultants is subject to remeasurement at the end of each reporting period based upon the changes in the fair value of our common stock until the consultant completes performance under his or her respective option agreement. A reduction of deferred compensation of approximately $1.6 million was recorded in the six months ended June 30, 2001 related to such remeasurements. Also, certain grants of performance-based options have been made for which no deferred compensation expense has been recorded and for which compensation expense will be measured at the time the performance criteria is met as the difference between the fair value of the common stock and the exercise price and will be immediately recorded as compensation expense.

     We have incurred losses since inception, and, as of June 30, 2001, we had total stockholders' equity of approximately $134.2 million, including an accumulated deficit of approximately $124.4 million. We anticipate incurring additional losses over at least the next several years. We expect these losses to continue as we expand the commercialization of our products and services and we fully implement our proprietary SNP value creation business strategies. We expect this expansion to result in some increases in research and development, marketing and sales, and general and administrative expenses. Payments under strategic alliances, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Sources of Revenues and Revenue Recognition

     We have had, and expect in the future to have, several sources of revenues. Prior to our acquisitions of GeneScreen and Cellmark, we derived substantially all of our revenues from research and development collaborations, technology grants and awards from several governmental agencies. In 2001, we derived our first revenues from the sale of testing kits and laboratory DNA testing services from our Cellmark business in the UK. In 2000, we derived our first revenues from the performance of laboratory DNA testing services from GeneScreen, our wholly-owned subsidiary in the US. In 1999, we derived our first revenues from the placement of our first commercial SNPstream hardware system, and throughout 2000, we derived increased amounts of revenues from the sale of SNP-IT-based consumables. We also derived significant license revenue beginning in 2000. Our services segment also includes SNP scoring analyses.

     In connection with the research and development collaborations that provide the majority of our revenues in the early years of our corporate history, we recognize revenues when related research expenses are incurred and when we satisfy specific performance obligations under the terms of the respective research contracts. Up-front licensing fees obtained in connection with such agreements are deferred and amortized over the estimated performance period of the respective research contract. Milestone payments are recognized as revenues upon the completion of the milestone event or requirement.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000

     Revenues. Revenues for the three months ended June 30, 2001 of approximately $6.7 million represents an increase of $2.1 million as compared to revenues of $4.6 million for the corresponding period of 2000. The increase in revenues was due to an increase in revenues attributable to the successful completion of the first milestone under our genotyping agreement with AstraZeneca, revenues by our Cellmark division for the period following our acquisition on February 12, 2001, and an increase from products primarily from placements of SNPstream 25K instrument systems and sales of SNPware consumable kits.

     Cost of products revenue. Cost of products revenue for the three months ended June 30, 2001 was approximately $0.9 million compared to approximately $0.5 million for the corresponding period of 2000. The increase was attributable to the costs associated with the SNPstream instrument placements and consumables sold in the three months ended June 30, 2001.

     Cost of services revenue. Cost of services revenue was approximately $2.9 million for the three months ended June 30, 2001 compared to approximately $2.6 million in the corresponding period of 2000. The increase was directly attributable to the increase in services revenue including revenues received by our Cellmark division which we acquired on February 12, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses for the three months ended June 30, 2001 were approximately $9.2 million, an increase of approximately $1.0 million, as compared to approximately $8.2 million for the corresponding period of 2000. We attribute this increase primarily to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of supporting our growth. During the quarter ended June 30, 2001 there was an increase in salaries and related expenses of approximately $0.7 million as well as an increase in selling and marketing expenses of approximately $0.8 million. The Company also incurred approximately $1.1 million in selling, general and administrative expenses relating to Cellmark, which was acquired by the Company on February 12, 2001. These various increases in general and administrative expenses were offset by a decrease in amortization of deferred compensation of approximately $1.4 million.

     Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, laboratory supplies for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended June 30, 2001 were approximately $9.0 million, compared to approximately $12.3 million for the corresponding period of 2000. The decrease in research and development of $3.3 million was primarily attributable to a transaction in 2000 with Sarnoff Corporation whereby we recorded an approximate $6.6 million charge related to approximately a $3.0 million cash payment made to and the fair value of 250,000 shares of common stock and five-year warrants to purchase 75,000 shares of common stock issued to Sarnoff Corporation under an amendment to a License and Option Agreement. As this licensed technology under this agreement has not reached technological feasibility and has no alternative uses, the $6.6 million was charged to research and development. Excluding this transaction, research and development expense during the three months ended June 30, 2001 increased by approximately $3.3 million. This increase was attributable to increased expenses as we hired additional research and development personnel of approximately $1.1 million, increased purchases of laboratory supplies of approximately $1.5 million, and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts, including our collaboration with The SNP Consortium. We expect future research and development expenses to increase as we continue to hire additional personnel and we continue to expand research and development facilities to accommodate our strategic collaborations and internal research.

     Interest income. Interest income for the three months ended June 30, 2001 was approximately $1.0 million, compared to approximately $1.3 million for the corresponding period of 2000. This decrease was primarily due to interest received in 2000 on larger cash, cash equivalent and short-term investment balances which we held as a result of our receipt of proceeds from our Series E private placement in December 1999 and January 2000 and our initial public offering in May 2000, offset by amounts used to fund operating activities.

     Interest expense. Interest expense for the three months ended June 30, 2001 was approximately $0.2 million compared to approximately $0.1 million in the corresponding period in 2000. This increase was due to borrowings made in December, 2000 and in May, 2001 on our equipment line of credit.

     Net loss allocable to common stockholders. Due to the factors discussed above, for the three months ended June 30, 2001, we reported a net loss allocable to common stockholders of approximately $14.3 million as compared to approximately $18.0 million in the corresponding period in 2000.

Six Months Ended June 30, 2001 and 2000

     Revenues. Revenue for the six months ended June 30, 2001 of approximately $12.4 million represents an increase of approximately $4.3 million as compared to revenues of approximately $8.1 million for the corresponding period of 2000. The increase was largely due to an approximate $2.2 million increase in revenues generated by our services operations, partially attributable to revenues generated by Cellmark for the period following our acquisition on February 12, 2001, an increase from products primarily from placements of two SNPstream 25K instrument systems, sales of SNPware consumable kits, and the successful completion of the first milestone under our genotyping agreement with AstraZeneca.

     Cost of products revenue. Cost of product revenues for the six months ended June 30, 2001 was approximately $1.7 million compared to approximately $0.6 million for the corresponding period of 2000. The increase was attributable to the costs associated with the SNPstream instrument placements and consumables sold in the six months ended June 30, 2001.

     Cost of services revenue. Cost of services revenue was approximately $5.7 million for the six months ended June 30, 2001 compared to approximately $4.8 million in the corresponding period of 2000. The increase was directly attributable to the increase in services revenue including revenue generated by Cellmark which we acquired on February 12, 2001.

     Selling general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses for the six months ended June 30, 2001 were approximately $16.6 million an increase of approximately $3.4 million, as compared to approximately $13.2 million for the corresponding period of 2000. We attribute this increase primarily to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of supporting our growth. During the six months ended June 30, 2001, there was increase in salaries and related expenses of approximately $0.8 million as well as an increase in selling and marketing expenses of approximately $1.5 million. The Company also incurred approximately $1.4 million in selling, general and administrative expenses relating to Cellmark which was acquired by the Company on February 12, 2001. These various increases in general and administrative expenses were offset by a decrease in amortization of deferred compensation during the six months ended June 30, 2001 of approximately $1.8 million.

     Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, laboratory supplies for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the six months ended June 30, 2001 were approximately $15.7 million, compared to approximately $16.7 million for the corresponding period of 2000. The decrease in research and development of approximately $1.0 million was primarily attributable to a prior year transaction with Sarnoff Corporation whereby the Company recorded an approximate $7.8 million charge related to approximately a $3.0 million cash payment made to and the fair value of 350,000 shares of common stock and five-year warrants to purchase 75,000 shares of common stock issued to Sarnoff Corporation as an advance on the issuances that would have been owed in December 2000 under a License and Option Agreement and an amendment of that Agreement. As this licensed technology under this agreement has not reached technological feasibility and has no alternative uses, the $7.8 million was charged to research and development. Excluding this transaction, research and development expense during the six months ended June 30, 2001 increased by approximately $6.8 million This increase was attributable to increased expenses as we hired additional research and development personnel of approximately $2.2 million, increased purchases of laboratory supplies of approximately $2.5 million, increased equipment depreciation of approximately $0.4 million, and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts, including our collaboration with The SNP Consortium. We expect future research and development expenses to increase as we continue to hire additional personnel and continue to expand research and development facilities to accommodate our strategic collaborations and internal research.

     Interest income. Interest income for the six months ended June 30, 2001 was $1.9 million, compared to approximately $2.1 million for the corresponding period of 2000. This decrease was primarily due to interest received in 2000 on larger cash, cash equivalent and short-term investment balances which we held as a result of our receipt of proceeds from our Series E private placement in December 1999 and January 2000 and our initial public offering in May 2000, offset by amounts used to fund operating activities.

     Interest expense. Interest expense for the six months ended June 30, 2001 was approximately $0.4 million compared to $0.3 million in the corresponding period in 2000. This increase was due to borrowings made in December, 2000 and in May, 2001 on our equipment line of credit.

     Net loss allocable to common stockholders. Due to the factors discussed above, for the six months ended June 30, 2001, we reported a net loss allocable to common stockholders of approximately $25.8 million as compared to approximately $55.1 million in the corresponding period in 2000. Net loss allocable to common stockholders for 2000 included a beneficial conversion feature on preferred stock of approximately $29.6 million.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through research and development funding from collaborative partners, from our two private placements of equity securities that closed in March 1998 and in December 1999 and January 2000 with aggregate net proceeds from the private placements of approximately $102.0 million, $48.4 million from our initial public offering which closed in May 2000, and approximately $33.3 million from our follow-on offering of common stock in June 2001. Our sale of series E mandatorily redeemable convertible preferred stock in December 1999 resulted in an approximate $44.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 1999. The closing of our sale of series E mandatorily redeemable convertible preferred stock in January 2000 resulted in an additional $29.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 2000. In December 1998, we obtained a secured $6.0 million equipment line of credit, for the purchase of plant and equipment at our corporate headquarters and research and development laboratories whose availability expired in 1999. In December 2000, this agreement was amended to establish a new borrowing base of an additional $8.0 million. At June 30, 2001, we had borrowings of approximately $7.9 million outstanding, and approximately $2.8 million available to be borrowed under this facility through 2001. We lease our corporate and primary research facility under an operating lease, which expires in 2008. Pursuant to our line of credit which was amended in December 2000, we are required to provide a cash security deposit or letter of credit equal to $2.1 million plus 50% of any future draw amount no later than June 30, 2001, unless we have completed a follow-on offering of at least $50.0 million in net unrestricted proceeds. During the quarter ended June 30, 2001, we did complete a follow-on offering as described in note 5 above, however, the net unrestricted proceeds from this offering was less than the minimum amount required under this line of credit. On May 10, 2001, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell various types of securities, up to an aggregate value of approximately $75.0 million, of which approximately $39.3 million remains available for future use. The June 2001 sale of common stock for gross proceeds of $35.7 million were registered under this Registration Statement.

     As of June 30, 2001, we had approximately $70.1 million in cash and cash equivalents and short-term investments, compared to approximately $66.4 million as of December 31, 2000. This increase is due to proceeds received from our offering of common stock in June, 2001, offset by operating expenses related to the expansion of our genotyping and pharmaceutical value creation facilities, cash paid to acquire Cellmark and to fund our operations during the six months ended June 30, 2001.

     Net cash used in operations for the six months ended June 30, 2001 was approximately $21.9 million compared with approximately $19.2 million for the comparable period in 2000. Non-cash charges in the six months ended June 30, 2001 included compensation expense of $1.6 million and depreciation and amortization expense of $3.5 million. Investing activities included capital expenditures of approximately $4.1 million, $2.9 million in cash paid related to our acquisition of Cellmark, and $1.5 million from net proceeds from sales, net of purchases of short term investments. Financing activities primarily consisted of approximately $33.3 million of net proceeds from our offering of common stock in June 2001.

     Working capital increased to approximately $69.4 million at June 30, 2001 from approximately $64.6 million at December 31, 2000. This increase is due to proceeds received from our offering of common stock in June, 2001, offset by operating expenses related to the expansion of our genotyping and pharmaceutical value creation facilities, cash paid to acquire Cellmark and to fund operations of the Company during the six months ended June 30, 2001. The increase in working capital was primarily due to our Series E mandatorily redeemable convertible preferred stock financing in January 2000 and our initial public offering in May 2000.



     We believe that our cash reserves and expected short-term revenue will be sufficient to fund our operations through at least the next 18-24 months. We may need to access the capital markets for additional financing to operate our ongoing business activities.

     As of December 31, 2000, our net operating loss carry forwards were approximately $87.0 million and approximately $83.0 million for Federal and state income tax purposes, respectively. If not utilized, our Federal and state tax loss carry forwards will begin to expire in 2003 and 2002, respectively. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to "change of ownership" provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations were triggered as a result of past financings or may be triggered as a result of future financings. This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.

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

   . the development of our SNPware consumables, SNPstream and software product lines and associated reagent consumables;

   . our ability to successfully secure contracts for high volume genotyping services from pharmaceutical, biotechnology and agricultural companies;

   . the success rate of establishing new contracts, and renewal rate of existing contracts, for DNA testing services in the areas of paternity, forensics and transplantation;

   . the progress of our existing and future milestone and royalty producing activities; and

   . the availability of additional funding, if necessary, and if at all, on favorable terms.

Recent Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

    We are required to adopt the provisions of SFAS 141 immediately and SFAS
142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements prior to the adoption of SFAS 142.

    SFAS 141 will require upon adoption of SFAS 142, that we evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with SFAS 142's transitional goodwill impairment evaluation, the statement will require that we are to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the our statement of operations.

     As of the date of adoption, we expect to have unamortized goodwill in the amount of approximately $27.1 million, unamortized identifiable intangible assets in the amount of approximately $16.0 million, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was approximately $2.1 million and $1.0 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on our consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

     Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. As a result of the acquisition of our business division, Cellmark, in February 2001, and a limited number of foreign investments, we may be affected by fluctuations in exchange rates.

     We have a minimal amount of long-term debt recorded on our books. The interest rates applicable to such debt are not variable with respect to market conditions.

FORWARD LOOKING STATEMENTS

     This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: our expectation that we will introduce the SNPstream MT solution and a SNP-IT-based kit in the second half of 2001; our expectation that we will launch the SNP-IT-based kit in partnership with an industry leader; our expectation that SNPstream systems we place will generate additional recurring revenue stream from the sale of our SNPware consumables; our expectation of generating revenue from sales of SNPware consumables designed to work on the platforms of various manufacturers and from SNP-IT license fees and royalties; our plan to provide a variety of SNP genotyping and pharmacogenetics services to the pharmaceutical and biotechnology industries through our high throughput MegaSNPatron facility; our intention to expand our offerings of SNPware consumables for use on instruments made or sold by other companies and to obtain access fees and royalties by licensing our SNP-IT technology for incorporation in consumable kits of others; our intention to develop intellectual property rights through our collaborations with pharmaceutical and biotechnology companies; our intention to develop proprietary rights around both diagnostic and therapeutic uses of SNPs; our plan to use accredited laboratories at GeneScreen and Cellmark to offer clinical quality pharmacogenetics SNP scoring services for clinical association studies and pharmaceutical clinical trials and to physicians and patients via the Internet as well as other distribution channels; our expectation that revenues from the respective forensics businesses of GeneScreen and Cellmark to increase as DNA analysis are increasingly being used by the criminal justice system; our anticipation of recording compensation charges as of March 31, 2001; our expectation of expanding our operations that may lead to increases in expenses; our expectation of having several sources of revenue in the future; our belief that our cash reserves and expected short-term revenue will be sufficient to fund operations through at least the next 18 to 24 months; our belief that our position is strong with respect to the dispute with St. Louis University; and our belief that the issue with Motorola has been resolved, or similar subjects. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     We have been in discussions with St. Louis University of St. Louis, Missouri regarding the University's belief that our SNP scoring technology infringes certain claims under US patent 5846710, which is controlled by the University. Although we are confident that our SNP scoring technology does not infringe any claims under the University's patent, we nonetheless entered into discussions with the University regarding the scope of these claims in the hope of resolving the issue. Upon our failure to reach agreement with the University, in August 2000 we filed a lawsuit against the University in the U.S. District Court for the Southern District of California, Case No. 00CV1558L (JFS), seeking declaratory judgment of non-infringement, invalidity and non-enforceability with respect to the University's patent. While we believe that our position in this action is strong, patent litigation is complex and might result in claims against us, including patent infringement. As a result, the outcome of this action is uncertain. Furthermore, while we are seeking declaratory judgment in this action, the lawsuit could take significant time, be expensive and divert our management's attention from other business concerns.

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

     The following table sets forth our approximate cumulative use of net offering proceeds from out initial public offering as of June 30, 2001 (in thousands):

     Capital expenditures                $13,100
     Acquisition of Cellmark               2,900
     Net cash used to fund operations     32,400

     In May 2001, our Board of Directors approved the adoption of a Stockholder Rights Plan (the "Rights Plan") under which all stockholders of record as of May 31, 2001 received rights to purchase shares of a new series of Preferred Stock. The rights were distributed as a non-taxable dividend and will expire ten years from the date of the adoption of the Rights Plan. The rights will be exercisable only if a person of group acquires 15 percent or more of our common stock. If a person acquires 15 percent or more of our common stock, all rights holders except the buyer will be entitled to acquire shares of our common stock at a discount. We filed a Form 8-K on May 22, 2001 in connection with the adoption of the Rights Plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following matters were put to a vote of security holders at our Annual Meeting of Stockholders held on June 12, 2001: (i) the election of Sidney M. Hecht as a Class I Director, to serve until 2004; (ii) to consider and vote upon the proposal to increase the aggregate number of shares of the Company's common stock authorized for issuance under the Company's 2000 Employee, Director, and Consultant Stock Plan from 1,500,000 shares to 4,500,000 shares; (iii) to consider and vote upon the proposal to amend the Company's Restated Certificate of Incorporation to increase the aggregate umber of shares of common stock authorized to be issued from 50,000,000 to 100,000,000 shares; (iv) to consider and vote upon a proposal to ratify the appointment of KPMG LLP as the Company's independent public accounts for the current fiscal year; and (v) to transact such other business as may properly be brought before the meeting.

      The following tables set forth information regarding the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the Nasdaq Stock Market, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers (broker non-votes). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders meeting. The election of directors is decided by plurality of the votes cast; withholding authority to vote for a nominee for director will have no effect on the outcome of the vote. For the proposals (i) to increase the aggregate number of shares of the Company's common stock reserved for issuance under the Company's 2000 Employee, Director, and Consultant Stock Plan by 3,000,000 shares and (ii) to ratify the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001, the affirmative vote of a majority of shares of Common Stock voted affirmatively or negatively at the Meeting on the matter is necessary for approval. Abstentions with respect to each of these two proposals have no effect on the outcome of the vote. For the proposal to amend the Company's Restated Certificate of Incorporated to increase the aggregate number of shares of common stock authorized for issuance by the Company from 50,000,000 shares to 100,000,000 shares, the affirmative vote of the holders of at least the majority of the outstanding common stock of the Company entitled to vote on this matter is required for approval under Delaware law. Because abstentions are treated as shares present or represented and entitled to vote, abstentions with respect to this proposal have the same effect as a vote against the proposal.

                                                                            Against                                   Broker
Proposals:                                             For                or Withheld         Abstentions           Non-votes
                                                       ---                -----------         -----------           ---------
(i) election of directors                              24,024,534          43,439,000                  --                  --

(ii)  proposal to increase the aggregate
number of shares of the Company's common
stock authorized for issuance under the
Company's 2000 Employee, Director, and
Consultant Stock Plan from 1,500,000 shares            19,766,622           2,588,240           1,713,110               1,000
to 4,500,000 shares

(iii)  proposal to amend the Company's
Restated Certificate of Incorporation to
increase the aggregate number of shares of
common stock authorized to be issued from
50,000,000 to 100,000,000 shares                       23,207,790             596,573             263,610                  --

(iv)  proposal to ratify the appointment of
KPMG LLP as the Company's independent public
accounts for the current fiscal year                   24,028,917              24,121              14,935                  --

(v)  no other business was transacted at the
meeting


ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits



     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number    Description
------    -----------

3.1 Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated June 12, 2001.

3.3 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant dated August 1, 2001.

3.4 Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

4.1 Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

4.2 Rights Agreement, dated as of July 27, 2001, between the Registrant and Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.01 par value as Exhibit A, the form of the rights certificate as Exhibit B and the Summary of Rights to Purchase Series A Junior Participating Preferred Shares as Exhibit C. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, No. 000-30267, and incorporated herein by reference).



     (b)  Reports on Form 8-K

     The Company filed a report on form 8-K with the Securities and Exchange Commission on May 22, 2001 announcing the approval by the Company's board of directors of a Stockholder Rights Plan to protect it's stockholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ORCHID BIOSCIENCES, INC.

Date: August 13, 2001           By:            /s/ Donald R. Marvin
                                ---            --------------------

                                                 DONALD R. MARVIN
                                        Senior Vice President, Chief Operating
                                           Officer, Chief Financial Officer
                                    (principal financial and accounting officer)

                                 Exhibit Index

Exhibit
Number         Description
------         -----------

3.1 Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated June 12, 2001.

3.3 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant dated August 1, 2001.

3.4 Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

4.1 Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

4.2 Rights Agreement, dated as of July 27, 2001, between the Registrant and Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.01 par value as Exhibit A, the form of the rights certificate as Exhibit B and the Summary of Rights to Purchase Series A Junior Participating Preferred Shares as Exhibit C. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, No. 000-30267, and incorporated herein by reference).