Form 10-Q
period 2001-09-30
ORCHID BIOSCIENCES INC
filed 2001-11-14
CIK 1107216

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission file number: 000-30267

                            ORCHID BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       22-3392819
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

             4390 US ROUTE ONE, PRINCETON, NJ                    08540
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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of November 1, 2001, was 39,543,124.

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION...............................................  3

Item 1. Financial Statements...............................................  3

Condensed Consolidated Balance Sheets as of September 30, 2001
(unaudited) and December 31, 2000..........................................  3

Condensed Consolidated Statements Of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited).......................  4

Condensed Consolidated Statements Of Cash Flows for the nine months ended
September 30, 2001 and 2000 (unaudited)....................................  5

Notes To Condensed Consolidated Financial Statements (unaudited)...........  6

Item 2. Management's Discussion and Analysis Of Financial Condition
And Results Of Operations.................................................. 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 19

PART II OTHER INFORMATION.................................................. 20

Item 1. Legal Proceedings.................................................. 20

Item 2. Changes In Securities And Use Of Proceeds.......................... 20

Item 3. Defaults Upon Senior Securities.................................... 20

Item 4. Submission Of Matters To A Vote Of Security Holders................ 21

Item 5. Other Information.................................................. 21

Item 6. Exhibits And Reports On Form 8-K................................... 21

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ORCHID BIOSCIENCES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share data)

                                                                                        September 30,       December 31,
Assets                                                                                      2001                2000
                                                                                      ------------------  -----------------
                                                                                          (unaudited)
Current assets:
      Cash and cash equivalents                                                                $  18,812          $  14,558
      Short-term investments                                                                      33,924             51,857
      Accounts receivable, net                                                                     6,285              5,510
      Inventory                                                                                    2,655              3,526
      Other current assets                                                                         1,770              2,065
                                                                                      ------------------  -----------------
         Total current assets                                                                     63,446             77,516

Equipment and leasehold improvements, net                                                         26,079             19,657
Goodwill, net                                                                                        541             28,977
Other intangibles, net                                                                            19,413             14,936
Other assets                                                                                       1,830              1,241
                                                                                      ------------------  -----------------
         Total assets                                                                          $ 111,309          $ 142,327
                                                                                      ==================  =================

Liabilities and stockholders' equity
Current liabilities:
      Current portion of long-term debt                                                        $   2,371          $   2,337
      Accounts payable                                                                             4,470              5,492
      Accrued expenses                                                                             4,785              4,034
      Deferred revenue                                                                               988              1,009
                                                                                      ------------------  -----------------
         Total current liabilities                                                                12,614             12,872

Long-term debt, less current portion                                                               5,249              6,152

Commitments and contingencies


Stockholders' equity
      Preferred stock, $.001 par value, authorized 5,000,000 shares, no shares
         issued or outstanding                                                                        --                 --
      Common stock, $.001 par value, authorized
         100,000,000 shares, issued and outstanding 39,539,053 and 33,195,096
         at September 30, 2001 and December 31, 2000, respectively                                    40                 33
      Additional paid-in capital                                                                 267,653            234,692
      Deferred compensation                                                                       (8,559)           (13,374)
      Accumulated other comprehensive income                                                         585                577
      Accumulated deficit                                                                       (166,273)           (98,625)
                                                                                      ------------------  -----------------

         Total stockholders' equity                                                               93,446            123,303
                                                                                      ------------------  -----------------

         Total liabilities and stockholders' equity                                            $ 111,309          $ 142,327
                                                                                      ==================  =================

See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands except share and per share data)
                                   (unaudited)



                                                                   Three months ended                  Nine months ended
                                                                      September 30,                      September 30,
                                                                      -------------                      -------------
                                                                  2001             2000             2001             2000
                                                              ------------     ------------     ------------     ------------
Revenues:
      Products revenue                                              $1,801             $826           $4,020           $1,756
      Services revenue                                               5,027            2,950           13,348            9,110
      Collaboration, license and other revenues                        603            1,155            2,416            2,125
                                                              ------------     ------------     ------------     ------------

         Total revenues                                              7,431            4,931           19,784           12,991
                                                              ------------     ------------     ------------     ------------
Operating expenses:
      Cost of products revenue                                       1,106              644            2,791            1,254
      Cost of services revenue                                       3,596            2,175            9,327            7,010
      Selling, general and administrative                            7,969            8,056           24,541           21,232
      Impairment of goodwill                                        27,256               --           27,256               --
      Research and development                                       9,731            4,198           25,427           20,940
                                                              ------------     ------------     ------------     ------------

         Total operating expenses                                   49,658           15,073           89,342           50,436
                                                              ------------     ------------     ------------     ------------

         Operating loss                                            (42,227)         (10,142)         (69,558)         (37,445)
                                                              ------------     ------------     ------------     ------------
Other income (expense):
      Interest income                                                  549            1,177            2,449            3,267
      Interest expense                                                (205)             (21)            (572)            (279)
      Other expense                                                     33             --                 33              (76)
                                                              ------------     ------------     ------------     ------------

         Total other income (expense)                                  377            1,156            1,910            2,912
                                                              ------------     ------------     ------------     ------------

         Net loss                                                  (41,850)          (8,986)         (67,648)         (34,533)
Beneficial conversion feature of preferred stock                        --               --               --          (29,574)
                                                              ------------     ------------     ------------     ------------

         Net loss allocable to common stockholders                $(41,850)         $(8,986)        $(67,648)        $(64,107)
                                                              ============     ============     ============     ============

Basic and diluted net loss per share allocable to common
      stockholders (note 2)                                         $(1.06)          $(0.27)          $(1.89)          $(3.61)
                                                              ============     ============     ============     ============

Shares used in computing basic and diluted net loss per
      share allocable to common stockholders (note 2)           39,531,965       33,175,076       35,854,843       17,769,069
                                                              ============     ============     ============     ============

See accompanying notes to condensed consolidated financial statements.

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                Nine months ended
                                                                                                   September 30,
                                                                                                   -------------
                                                                                              2001              2000
                                                                                          ------------      ------------
Cash flows from operating activities:
      Net loss                                                                                $(67,648)         $(34,533)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Noncash research and development expense                                                   --             4,775
         Noncash compensation expense                                                            2,210             6,187
         Depreciation and amortization                                                           5,838             4,246
         Impairment of goodwill                                                                 27,256                --
         Changes in assets and liabilities:
              Accounts receivable                                                                 (775)           (2,636)
              Inventory                                                                          1,041            (3,614)
              Other current assets                                                                 295              (425)
              Other assets                                                                        (589)              (38)
              Accounts payable                                                                    (730)              638
              Due to related party                                                                  --               (64)
              Accrued expenses                                                                     751            (1,275)
              Deferred revenue                                                                     (21)             (500)
                                                                                          ------------      ------------

                  Net cash used in operating activities                                        (32,372)          (27,239)
                                                                                          ------------      ------------

Cash flows from investing activities:

      Cash paid to acquire Cellmark, including acquisition costs                                (2,909)               --
      Acquisition of Affymetrix patent and license                                              (3,005)               --
      Capital expenditures                                                                      (7,343)           (8,602)
      Decrease in restricted cash                                                                   --               400
      Sales of short-term investments                                                          110,720            19,378
      Purchase of short-term investments                                                       (93,047)          (78,999)
                                                                                             ---------         ---------

                  Net cash provided by (used in) investing activities                            4,416           (67,823)
                                                                                             ---------         ---------

Cash flows from financing activities:
      Net proceeds from issuance of Series E mandatorily redeemable
         convertible preferred stock                                                                --            29,574
      Repayment of debt on lines of credit                                                      (1,731)           (1,947)
      Proceeds from issuance of debt from line of credit                                           862                --
      Net proceeds from issuance of common stock                                                33,325            48,512
                                                                                          ------------      ------------

                  Net cash provided by financing activities                                     32,456            76,139
                                                                                          ------------      ------------

Effect of foreign currency translation on cash and cash equivalents                               (246)               --
                                                                                          ------------      ------------
Net increase in cash and cash equivalents                                                        4,254           (18,923)
Cash and cash equivalents at beginning of period                                                14,558            33,804
                                                                                          ------------      ------------

Cash and cash equivalents at end of period                                                     $18,812           $14,881
                                                                                           ===========       ===========

Supplemental disclosure of noncash financing and investing activities:
      Changes in deferred compensation from grant, forfeiture and
         remeasurement of common stock options                                                  $2,605           $15,123
      Conversion of mandatorily redeemable convertible preferred stock and
         convertible preferred stock into common stock                                              --           118,521
      Issuance of common stock for technology licenses                                              --             4,775
      Issuance of common stock in connection with supply agreement                                  --             1,500
      Issuance of common stock in connection with the acquisition of Cellmark                    2,019                --
      Issuance of common stock for services                                                        229                --
      Other comprehensive income                                                                     8               230
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                                     559               279
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                 (Dollars in thousands except per share data)
                                   (unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Orchid BioSciences, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

         The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

         The Company has not yet achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development and commercialization activities will require significant additional financing. The Company's accumulated deficit aggregated $166,273 through September 30, 2001 and it expects to incur substantial losses in future periods.

(2)      Net Loss Per Share

         Net loss per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options, warrants, convertible preferred stock and/or mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal. The Company has reflected $29,574 as a beneficial conversion feature in the net loss allocable to common stockholders for the nine months ended September 30, 2000 for the 5,971,903 shares of Series E mandatorily redeemable convertible preferred stock ("Series E stock") sold in January 2000. The amount of the beneficial conversion feature was calculated as the difference between the fair value of the Company's common stock on the commitment date of $11.75 per share over the conversion price of $4.50 per share, with a limitation that the beneficial conversion feature can not exceed the gross proceeds received from the issuance of the stock.

(3) Acquisition of Cellmark Diagnostics and Genotyping Collaboration Agreement with AstraZeneca

         On February 12, 2001, the Company completed its acquisition of certain assets of AstraZeneca's business division, Cellmark Diagnostics ("Cellmark"), a leading provider of genetic diversity testing services in the United Kingdom ("UK") which also sells kits for and conducts tests for genetic diseases, including cystic fibrosis. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired have been recorded at their fair values. Assets acquired included intangibles of approximately $2,700. The purchase price, including acquisition costs, was comprised of $2,909 in cash and 222,980 shares of the Company's common stock valued at $2,019.

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

         The results of operations of Cellmark have been included in the Company's condensed consolidated statement of operations since the date of acquisition by the Company on February 12, 2001 . The acquisition of Cellmark is reflected in the accompanying condensed consolidated balance sheet as of September 30, 2001.

         In addition, on February 12, 2001, the Company entered into a multi-year agreement with AstraZeneca to conduct a variety of studies using SNPs. The genotyping agreement also allows AstraZeneca access to the Company's SNP databases, the development by the Company of proprietary SNP panels, and the use of these panels in genetic association and linkage studies. In the second quarter of 2001, the Company recognized revenue related to the accomplishment of a milestone under this agreement.

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

(5)      Shelf Registration Statement and Issuance of Common Stock

         On May 10, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. This will permit the Company, from time to time, to offer and sell various types of securities, up to a total value of $75,000, of which $39,300 remains available for use. The Company filed the registration statement to gain additional flexibility in accessing capital markets for general corporate business purposes. In June, 2001, the Company sold 5,950,000 shares to a group of new and existing stockholders at a price of $6.00 per share. The shares of common stock were offered through a prospectus supplement pursuant to the Company's effective shelf registration statement. The offering raised net proceeds of approximately $33,284 which will be used for general corporate business purposes.

(6)      Stockholder Rights Plan

         On May 16, 2001, the Company's Board of Directors (the "Board") adopted a Stockholder Rights Plan ("Rights Plan"), which is designed to protect the Company's stockholders in the event of any takeover offer. On May 16, 2001, the Company's Board declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock to stockholders of record at the close of business on May 31, 2001 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.001 par value per share, at an initial purchase price of $40.00 in cash, subject to adjustment.

         Initially, the Rights will be attached to all common stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a Distribution Date, as defined in the Rights Plan, will occur if certain events as described below transpire. Rights will also be attached to all shares of common stock issued following the Record Date but prior to the Distribution Date. The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 16, 2011, unless earlier redeemed by the Company. The Distribution Date has not occurred as of September 30, 2001.

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

(7)      Affymetrix Agreement

         In July 2001, the Company completed a series of agreements that replace its existing collaboration agreement with Affymetrix entered into in November 1999, which combines the Company's primer extension technology with the Affymetrix

GeneChip(R) GenFlex(TM) Tag Array in the Company's SNPcode genotyping kits. In addition, the Company also acquired from Affymetrix exclusive ownership of U.S. Patent No. 5,856,092 and its foreign counterparts. The Company has capitalized costs associated with this patent and license from Affymetrix which are being amortized over their estimated useful lives. Under the terms of these agreements, Affymetrix will supply GenFlex arrays to the Company that the Company will use to provide SNPcode-based genotyping services to its customers and distribute GenFlex arrays in connection with SNPcode reagents to its customers to conduct primer extension-based genotyping using the Affymetrix GeneChip system. Also, Affymetrix granted the Company a non-exclusive license to make and sell products incorporating Affymetrix's proprietary universal Tag sequences.

(8) Inventory Inventory is comprised of the following at September 30, 2001 and December 31, 2000, respectively:

                           September 30, 2001         December 31, 2000
                           ------------------         -----------------
Raw materials                    $1,915                     $3,074
Work in progress                    659                        452
Finished goods                       81                         --
                                 ------                     ------
                                 $2,655                     $3,526
                                 ======                     ======

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in SNP scoring, genotyping, and to manufacture SNPware consumables.

(9)      Segment Information

         The Company operates in two segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of each of them are as follows: (i) the business which markets equipment and consumables for SNP scoring analysis ("Products"); and (ii) the business which performs genotyping including DNA laboratory analysis for paternity, transplantation and forensic testing and SNP scoring services ("Services"). The Company allocates the majority of its corporate and other general and administrative expenses to its Products segment. During 2001, the chief operating decision maker of the Company measured segment profit/(loss) using operating loss, which excludes other income (expense).

         In 2001, the Company changed its basis of segmentation from "Orchid" and "GeneScreen" to "Products" and "Services" to reflect how the chief operating decision maker now views the business. This change has had no material impact on the previously reported segment information. Also, the Company changed its method of measuring profitability in the fourth quarter of 2000 to operating loss from net loss. Segment information as of and for the three and nine months ended September 30, 2001 and 2000 is as follows:

               -----------------------------------------------------------------------------------------------
               Three months ended September 30, 2001                Products     Services       Total
               -----------------------------------------------------------------------------------------------

               -----------------------------------------------------------------------------------------------
               Revenues from external customers                       $1,801       $5,630       $7,431
               -----------------------------------------------------------------------------------------------

               -----------------------------------------------------------------------------------------------
               Segment operating loss                                 (9,399)     (32,828)     (42,227)
               -----------------------------------------------------------------------------------------------

               -----------------------------------------------------------------------------------------------
               Nine months ended September 30, 2001
               -----------------------------------------------------------------------------------------------

               -----------------------------------------------------------------------------------------------
               Revenues from external customers                        4,020       15,764       19,784
               -----------------------------------------------------------------------------------------------

               -----------------------------------------------------------------------------------------------
               Segment operating loss                                (24,634)     (44,924)     (69,558)
               -----------------------------------------------------------------------------------------------

               -----------------------------------------------------------------------------------------------
               Total assets                                           30,767       80,542      111,309
               -----------------------------------------------------------------------------------------------

               -----------------------------------------------------------------------------------------------
               Three months ended September 30, 2000
               -----------------------------------------------------------------------------------------------

               -----------------------------------------------------------------------------------------------
               Revenues from external customers                        1,981        2,950        4,931
               -----------------------------------------------------------------------------------------------

               -----------------------------------------------------------------------------------------------
               Segment net loss                                       (7,635)      (1,351)      (8,986)
               -----------------------------------------------------------------------------------------------

               -----------------------------------------------------------------------------------------------
               Nine months ended September 30, 2000
               -----------------------------------------------------------------------------------------------
               -----------------------------------------------------------------------------------------------
               Revenues from external customers                        3,881        9,110       12,991
               -----------------------------------------------------------------------------------------------

               -----------------------------------------------------------------------------------------------
               Segment net loss                                      (31,295)      (3,238)     (34,533)
               -----------------------------------------------------------------------------------------------

               -----------------------------------------------------------------------------------------------
               Total assets                                          110,483       37,470      147,953
               -----------------------------------------------------------------------------------------------

(10)     Contingencies

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

         The Company had been engaged in discussions with Motorola, Inc. ("Motorola") in an attempt to resolve certain areas of disagreement that arose under the existing collaboration in the area of microfluidics, which discussions have now been resolved.

         GeneScreen, Inc., the Company's wholly owned subsidiary, has carried, in increasing increments of limit, commercial and professional liability insurance with a self-insured retention. However, GeneScreen may, as a result of insurance contract limitations, be self-insured for risk of loss that might arise out of GeneScreen's operations and testing results. Management estimates future litigations costs based on historical litigation exposure. The accrued litigation reserve for self-insured risk at September 30, 2001 and December 31, 2000 was $156.

(11)     Comprehensive Income (Loss)

         SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income
(loss) is displayed as a separate component of stockholders' equity. The following table reconciles net loss to comprehensive loss for the three and nine months ended September 30, 2001 and 2000:

                                                                                 Three months ended         Nine months ended
                                                                                    September 30,             September 30,
                                                                                    -------------             -------------

                                                                                  2001         2000         2001         2000
                                                                                  ----         ----         ----         ----
Net loss                                                                        $(41,850)     $(8,986)    $(67,648)    ($64,107)
Other comprehensive income (loss):
         Unrealized holding gain (loss) on available-for-sale securities             116          230         (260)         230
         Foreign currency translation adjustments                                    428           --          268           --
                                                                                --------     --------     --------     --------
         Subtotal                                                                    544          230            8          230
                                                                                --------     --------     --------     --------

         Comprehensive loss                                                     $(41,305)     $(8,756)    $(67,640)    $(63,877)
                                                                                ========     ========     ========     ========

(12)     Debt Covenants

         Pursuant to the Company's line of credit which was amended in December 2000, the Company is required to provide a cash security deposit or letter of credit equal to $2,150 plus 50% of any future draw amount no later than June 30, 2001, unless the Company has completed a follow-on offering resulting in at least $50,000 in net unrestricted proceeds. During the quarter ended June 30, 2001, the Company did complete a follow-on offering as described in note 5 above. However, the net unrestricted proceeds from this offering were less than the minimum amount required under the line of credit. The Company has received written notice from the lender stating that the lender waived the requirement of a pledge of cash security deposit or letter of credit under this agreement.

(13)     Impairment of Goodwill

         During the quarter ended September 30, 2001, the Company recorded an impairment charge of approximately $27,256 to write-down goodwill which was recorded when the Company acquired GeneScreen on December 30, 1999. Subsequent to September 30, 2001, the Company announced its intention to acquire Lifecodes (see note 14). Lifecodes operates primarily in the same industry and provides the same services as GeneScreen. Based primarily on the acquisition price for Lifecodes, among other matters, the Company determined that a triggering event occurred for which an impairment review would be required pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The impairment charge was recorded based on the fair value of GeneScreen as computed using a discounted cash flow valuation model. This charge reduced the unamortized goodwill recorded in the acquisition of GeneScreen to zero. This charge relates to the "services" segment of the Company's business.

(14)     Subsequent Events

         On October 1, 2001, the Company announced an agreement with Lifecodes Corporation ("Lifecodes") to acquire all of the outstanding shares of common stock of Lifecodes in exchange for consideration of between 6,500,000 and approximately 6,622,951 shares of the Company's common stock and repayment of approximately $5.0 million of Lifecodes' debt. The Company may also be required to issue options and/or warrants to certain Lifecodes option and warrant holders. If consummated, the acquisition will be accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired will be recorded at their fair values. The Company has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission which became effective on November 5, 2001. If the stockholders of Lifecodes approve the acquisition, Lifecodes will become a wholly owned subsidiary of Orchid. The acquisition is expected to be consummated during the fourth quarter of 2001.

(15)     Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

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

         In connection with SFAS 142's transitional goodwill impairment evaluation, the statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $527 and unamortized identifiable intangible assets in the amount of approximately $18,881, all of which will be subject to the transition provisions of SFAS 141 and 142. These asset balances are based on amounts as of September 30, 2001 which excludes any goodwill or intangible assets which might be recorded in connection with the pending Lifecodes acquisition which is expected to be consummated in the fourth quarter of 2001. Amortization expense related to goodwill was $2,074 and $1,582 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively, which includes amortization of goodwill resulting from the GeneScreen acquisition in December 1999 of approximately $2,066 and approximately $1,549, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

ORCHID BIOSCIENCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition as of September 30, 2001 and the Results of Operations for the three and nine months ended September 30, 2001 and 2000 should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon the accuracy of such statements in this section, see the "Forward Looking Statements" section of this quarterly report on Form 10-Q and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section of our Registration Statement on Form S-4 filed with the Securities and Exchange Commission which became effective November 5, 2001. Except as required by law, we undertake no obligation to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

         We are engaged in the development and commercialization of genetic diversity technologies, products and services. Since we began operations in March 1995, we have devoted substantially all of our resources to the development and application of a portfolio of products and services using our proprietary biochemistry for scoring single nucleotide polymorphisms, or SNPs, as well as microfluidics technologies for applications, principally in the field of high volume SNP scoring and pharmacogenetics analysis. Since late 1999, following our acquisition of GeneScreen and, subsequently, our business division, Cellmark, in 2001, we also have been a leading provider of DNA testing services in the paternity, forensics and HLA transplantation typing fields.

         A major focus of our current activities and resources is the commercialization of our SNP scoring products and services that apply our proprietary SNP-IT(TM) primer extension technology. We currently have revenues from the sale of our SNPstream(R) instrument systems, our SNPware(TM) consumable kits and SNP genotyping and pharmacogenetic services provided in our high throughput MegaSNPatron(TM) facilities. We also expect each SNPstream system we place will generate an additional recurring revenue stream from the sale of our SNPware consumables. We also are beginning to generate revenue from sales of SNPware consumables designed to work on the platforms of various manufacturers, and from SNP-IT license fees and royalties.

         Our ability to achieve profitability will depend, in part, on our ability to successfully develop and commercialize our proprietary SNP scoring technologies in the form of products and services for pharmaceutical, biotechnology and diagnostic companies and research institutions. We introduced our SNPstream 25K SNP scoring system, SNPware consumables and related services in late 1999. In September, 2001, we also introduced the SNPstream MT (formerly referred to as SNPstream 5K) solution with lower throughput capabilities for use on the Luminex LABMAP(TM) platform. Because our proprietary SNP-IT primer extension technology is very adaptable to other hardware platforms, we intend to expand our offerings of SNPware consumables for use on instruments made or sold by other companies and to obtain license fees and royalties by licensing our SNP-IT technology for incorporation in the consumable kits of others. Our collaborations with Affymetrix, Amersham Pharmacia Biotech, Applied Biosystems and PerkinElmer are examples of this Platform Propagation(TM) strategy. Before the end of the year, we expect to launch a SNP-IT-based kit that is designed for use with the simple 96-well plate readers found in most laboratories or without instrumentation. We expect that we will launch this SNP-IT-based kit in partnership with an industry leader. We also provide SNP-IT-based high quality SNP scoring to a variety of customers on a fee-for service basis. Our MegaSNPatron facility currently offers high throughput SNP genotyping services to such customers as Lilly, AstraZeneca, Ellipsis and The SNP Consortium on two different platforms, the SNPstream 25K system and our SNPcode platform. We intend to add our ultra-high throughput SNPstream UHT system to the MegaSNPatron in early 2002, giving us the broadest range of SNP scoring options available to service customers in the industry. We expect fee-for-service SNP scoring will be an attractive option for many customers, and that it can provide us with the opportunity to develop higher value content and intellectual property.

         Our GeneShield/Pharmaceutical Value Creation(TM) strategy is based on the creation of proprietary rights covering the identification of SNPs and their associations to medically important attributes of patients. GeneShield is also developing a number of innovative programs designed to accelerate the adoption of pharmacogenetics into routine health care. These programs are focused on health outcomes and may include a number of health system participants, including providers, patients and payers. GeneShield expects to announce its first major collaboration in 2002. We are developing intellectual property rights in this area through collaborations with members of our Clinical Genetics Network, and we intend also to develop intellectual property rights to medical uses of SNPs through our collaborations with pharmaceutical and biotechnology companies. We intend to develop proprietary rights around both diagnostic and therapeutic uses of SNPs. We do not expect royalties from commercial sales or license of intellectual property rights generated by using our technologies for at least several years, if at all.

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

         On October 1, 2001, we announced an agreement with Lifecodes Corporation ("Lifecodes") to acquire all of the outstanding shares of common stock of Lifecodes in exchange for consideration of between 6,500,000 and approximately 6,622,951 shares of our common stock and repayment of approximately $5.0 million of Lifecodes' debt We also may be required to issue options and/or warrants to certain Lifecodes option or warrant holders. If consummated, the acquisition will be accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired will be recorded at their fair values. We filed a Registration Statement on Form S-4 with the Securities and Exchange Commission which became effective on November 5, 2001. If the stockholders of Lifecodes approve the acquisition, Lifecodes will become a wholly owned subsidiary of Orchid. The acquisition is expected to be consummated during the fourth quarter of 2001.

         GeneScreen's, Cellmark's, and Lifecodes' business in paternity testing and forensics supports our goal of extending our business in genetic diversity. We intend to apply our ultra-high throughput SNP scoring technology to the paternity and forensics businesses of GeneScreen, Cellmark, and Lifecodes in order to significantly reduce the cost of providing these identity genomics services. We also plan to use the accredited laboratories at GeneScreen, Cellmark, and Lifecodes to offer clinical quality pharmacogenetic SNP scoring of patient samples for clinical association studies and pharmaceutical clinical trials. We also plan to use these laboratories to conduct pharmacogenetic SNP scoring services that we may eventually offer to physicians and patients through a number of distribution channels, including the Internet. Each of GeneScreen's, Cellmark's and Lifecodes' DNA testing businesses is dependent upon its successful competitive bidding and qualifications for contracts with various governmental entities to provide paternity and forensics testing services. We expect revenues from the respective forensics businesses of GeneScreen, Cellmark, and Lifecodes to increase as DNA analyses are increasingly being used by the criminal justice system to identify perpetrators and exonerate the innocent.

         In prior years, we have recorded deferred compensation resulting from the granting of stock options to employees, directors or consultants with exercise prices below the fair value of the underlying common stock at the date of their grant. During 2001, all stock options were granted with grant prices equal to the fair value of our common stock at the grant date. Net of prior amortization, and remeasurement related to options previously granted to consultants, deferred compensation of approximately $8.6 million at September 30, 2001 will be amortized over the vesting periods of the respective options, typically four years.

         We anticipate recording total compensation charges resulting from the amortization in future periods of the deferred compensation as of September 30, 2001 as follows, in millions:

          Three months ending
              December 31,                  Year ending December 31,
              ------------                  ------------------------
                  2001              2002              2003             2004
                  ----              ----              ----             ----

                  $1.0              $3.9              $3.6             $0.1

         The portion of these amounts which results from grants to consultants is subject to remeasurement at the end of each reporting period based upon the changes in the fair value of our common stock until the consultant completes performance under his or her respective option agreement. A reduction of deferred compensation of approximately $2.6 million was recorded in the nine months ended September 30, 2001 related to such remeasurements. Also, certain grants of performance-based options have been made for which no deferred compensation expense has been recorded and for which compensation expense will be measured at the time the performance criteria is met as the difference between the fair value of the common stock and the exercise price and will be immediately recorded as compensation expense.

         We have incurred losses since inception, and, as of September 30, 2001, we had total stockholders' equity of approximately $93.4 million, including an accumulated deficit of approximately $166.3 million. We anticipate incurring additional losses over at least the next several years. We expect these losses to continue as we expand the commercialization of our products and services and we fully implement our proprietary SNP value creation business strategies. We expect this expansion to result in some increases in research and development, marketing and sales, and general and administrative expenses. Payments under strategic alliances, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Sources of Revenues and Revenue Recognition

         We have had, and expect in the future to have, several sources of revenues. Prior to our acquisitions of GeneScreen and Cellmark, we derived substantially all of our revenues from research and development collaborations, technology grants and awards from several governmental agencies. In 2001, we derived our first revenues from the sale of testing kits and laboratory DNA testing services from our Cellmark business in the UK. In 2000, we derived our first revenues from the performance of laboratory DNA testing services from GeneScreen, our wholly owned subsidiary in the US. In 1999, we derived our first revenues from the placement of our first commercial SNPstream hardware system, and throughout 2000 and 2001, we derived increased amounts of revenues from the sale of SNP-IT-based consumables. We also derived significant license revenue beginning in 2000. Our services segment also includes SNP scoring analyses.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

         Revenues. Revenues for the three months ended September 30, 2001 of approximately $7.4 million represents an increase of approximately $2.5 million as compared to revenues of approximately $4.9 million for the corresponding period of 2000. The increase in revenues was primarily attributable to placements of SNPstream 25K instruments and sales of SNPware consumable kits and to an increase in revenues earned following our acquisition of Cellmark on February 12, 2001.

         Cost of products revenue. Cost of products revenue for the three months ended September 30, 2001 was approximately $1.1 million compared to approximately $0.6 million for the corresponding period of 2000. The increase was directly attributable to the costs associated with the SNPstream instrument placements and consumables sold during the three months ended September 30, 2001.

         Cost of services revenue. Cost of services revenue was approximately $3.6 million for the three months ended

September 30, 2001 compared to approximately $2.2 million in the corresponding period of 2000. The increase was directly attributable to the increase in services revenue, including revenues earned by our Cellmark division which we acquired on February 12, 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses for the three months ended September 30, 2001 were approximately $8.0 million, a decrease of approximately $0.1 million, as compared to approximately $8.1 million for the corresponding period of 2000. A decrease in amortization of deferred compensation of approximately $1.2 million and a decrease in other miscellaneous expenses of approximately $0.9 million were offset by various increases in general and administration expenses related to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of supporting our growth. During the quarter ended September 30, 2001, there was an increase in salaries and related expenses of approximately $0.6 million, an increase in expenses relating to the expansion of facilities of approximately $0.5 million, and an increase in selling, general and marketing expenses of approximately $1.1 million relating to our Cellmark division.

         Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, laboratory supplies for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended September 30, 2001 were approximately $9.7 million, compared to approximately $4.2 million for the corresponding period of 2000. The increase in research and development of $5.5 million was primarily attributable to increased purchases of material and laboratory supplies of approximately $3.3 million, increased expenses as we hired additional research and development personnel of approximately $1.1 million, and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts, including our collaboration with The SNP Consortium, of approximately $1.4 million. These various increases in research and development expenses were offset by a decrease in amortization of deferred compensation during the three months ended September 30, 2001 of approximately $0.4 million. We expect future research and development expenses to increase as we continue to hire additional personnel and we continue to expand research and development facilities to accommodate our strategic collaborations and internal research.

         Impairment of goodwill. During the quarter ended September 30, 2001, we recorded an impairment charge of approximately $27.3 million to write-down goodwill which was recorded when we acquired GeneScreen on December 30, 1999. Subsequent to September 30, 2001, we announced our intention to acquire Lifecodes (as discussed above). Lifecodes operates primarily in the same industry and provides the same services as GeneScreen. Based primarily on the acquisition price for Lifecodes, among other matters, we determined that a triggering event occurred for which an impairment review would be required pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The impairment charge was recorded based on the fair value of Genescreen as computed using a discounted cash flow valuation model. This charge reduced the unamortized goodwill recorded in the acquisition of GeneScreen to zero. This charge relates to the "services" segment of our business.

         Interest income. Interest income for the three months ended September 30, 2001 was approximately $0.5 million, compared to approximately $1.2 million for the corresponding period of 2000. This decrease was primarily due to interest received in 2000 on larger cash, cash equivalent and short-term investment balances which we held as a result of our receipt of proceeds from our Series E private placement in December 1999 and January 2000 and our initial public offering in May 2000, offset by amounts used to fund operating activities. The decrease is also attributable to lower interest rates during the quarter ended September 30, 2001 compared to the corresponding period in 2000.

         Interest expense. Interest expense for the three months ended September 30, 2001 was approximately $0.2 million compared to approximately $0 in the corresponding period in 2000. This increase was due to borrowings made during late 2000 and in May, 2001 on our equipment line of credit.

         Net loss allocable to common stockholders. Due to the factors discussed above, for the three months ended September 30, 2001, we reported a net loss allocable to common stockholders of approximately $41.9 million as compared to approximately $9.0 million in the corresponding period in 2000. Net loss allocable to common stockholders for the quarter ended September 30, 2001 included a goodwill impairment charge of approximately $27.3 million.

Nine Months Ended September 30, 2001 and 2000

         Revenues. Revenues for the nine months ended September 30, 2001 of approximately $19.8 million represents an increase of approximately $6.8 million as compared to revenues of approximately $13.0 million for the corresponding period of 2000. The increase in revenues was primarily attributable to the successful completion of the first milestone under our genotyping agreement with AstraZeneca, placements of SNPstream 25K instruments and sales of SNPware consumable kits, and to an increase in revenues following our acquisition of Cellmark on February 12, 2001.

         Cost of products revenue. Cost of product revenues for the nine months ended September 30, 2001 was approximately $2.8 million compared to approximately $1.3 million for the corresponding period of 2000. The increase was directly attributable to the costs associated with SNPstream instrument placements and consumables sold during the nine months ended September 30, 2001.

         Cost of services revenue. Cost of services revenue was approximately $9.3 million for the nine months ended September 30, 2001 compared to approximately $7.0 million in the corresponding period of 2000. The increase was directly attributable to the increase of services revenue, including revenues earned by our Cellmark division which we acquired on February 12, 2001.

         Selling general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses for the nine months ended September 30, 2001 were approximately $24.5 million, an increase of approximately $3.3 million, as compared to approximately $21.2 million for the corresponding period of 2000. We attribute this increase primarily to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of an supporting our growth. During the nine months ended September 30, 2001, there was increase in the expenses relating to the expansion of facilities of approximately $1.1 million and an increase in salaries and related expenses of approximately $1.3 million as well as an increase in selling, general and marketing expenses of approximately $2.5 million relating to our Cellmark division. There were also increases in travel expenses of approximately $0.5 million and insurance expenses of approximately $0.5 million. These various increases in general and administrative expenses were offset by a decrease in amortization of deferred compensation during the nine months ended September 30, 2001 of approximately $3.0 million.

         Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, laboratory supplies for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the nine months ended September 30, 2001 were approximately $25.4 million, compared to approximately $20.9 million for the corresponding period of 2000. The increase in research and development of approximately $4.5 million included an offset to a prior year transaction with Sarnoff Corporation whereby we recorded an approximate $7.8 million charge related to approximately a $3.0 million cash payment made to and the fair value of 350,000 shares of common stock and five-year warrants to purchase 75,000 shares of common stock issued to Sarnoff Corporation as an advance on the issuances that would have been owed in December 2000 under a License and Option Agreement and an amendment of that Agreement. As this licensed technology under this agreement had not reached technological feasibility and had no alternative uses, the $7.8 million was charged to research and development. Excluding this transaction, research and development expense during the nine months ended September 30, 2001 increased by approximately $12.3 million. This increase was attributable to increased expenses as we hired additional research and development personnel of approximately $4.0 million, increased purchases of laboratory supplies of approximately $5.7 million, increased equipment depreciation of approximately $0.5 million, and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts, including our collaboration with The SNP Consortium, of approximately $2.6 million. These various increases in research and development expenses were offset by a decrease in amortization of deferred compensation during the nine months ended September 30, 2001 of approximately $1.0 million. We expect future research and development expenses to increase as we continue to hire additional personnel and continue to expand research and development facilities to accommodate our strategic collaborations and internal research.

         Impairment of goodwill. During the nine months ended September 30, 2001, we recorded an impairment charge of approximately $27.3 million to write-down goodwill which was recorded when we acquired GeneScreen on December 30, 1999. Subsequent to September 30, 2001, we announced our intention to acquire Lifecodes (as discussed above). Lifecodes operates primarily in the same industry and provides the same services as GeneScreen. Based primarily on the acquisition price for Lifecodes, among other matters, we determined that a triggering event occurred for which an impairment review would be required pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The impairment charge was recorded based on the fair value of GeneScreen as computed using a discounted cash flow valuation model. This charge reduced the unamortized goodwill recorded in the acquisition of GeneScreen to zero. This charge relates to the "services" segment of our business.

         Interest income. Interest income for the nine months ended September 30, 2001 was approximately $2.4 million, compared to approximately $3.3 million for the corresponding period of 2000. This decrease was primarily due to interest received in 2000 on larger cash, cash equivalent and short-term investment balances which we held as a result of our receipt of proceeds from our Series E private placement in December 1999 and January 2000 and our initial public offering in May 2000, offset by amounts used to fund operating activities. The decrease is also attributable to lower interest rates during the nine months ended September 30, 2001 compared to the corresponding period in 2000.

         Interest expense. Interest expense for the nine months ended September 30, 2001 was approximately $0.6 million compared to approximately $0.3 million in the corresponding period in 2000. This increase was due to borrowings made in during 2000 and in May, 2001 on our equipment line of credit.

         Net loss allocable to common stockholders. Due to the factors discussed above, for the nine months ended September 30, 2001, we reported a net loss allocable to common stockholders of approximately $67.6 million as compared to approximately $64.1 million in the corresponding period in 2000. Net loss allocable to common stockholders for the nine months ended September 30, 2001 included a goodwill impairment charge of approximately $27.3 million. Net loss allocable to common stockholders for 2000 included a beneficial conversion feature on preferred stock of approximately $29.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through research and development funding from collaborative partners, from our two private placements of equity securities of approximately $102.0 million that closed in March 1998 and in December 1999 and January 2000, $48.4 million from our initial public offering which closed in May 2000, and approximately $33.3 million from our follow-on offering of common stock in June 2001. Our sale of series E mandatorily redeemable convertible preferred stock in December 1999 resulted in an approximate $44.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 1999. The closing of our sale of series E mandatorily redeemable convertible preferred stock in January 2000 resulted in an additional $29.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 2000. In December 1998, we obtained a secured $6.0 million equipment line of credit, for the purchase of plant and equipment at our corporate headquarters and research and development laboratories whose availability expired in 1999. In December 2000, this agreement was amended to establish a new borrowing base of an additional $8.0 million. At September 30, 2001, we had borrowings of approximately $7.6 million outstanding, and approximately $2.8 million available to be borrowed under this facility through 2001. We lease our corporate and primary research facility under operating leases, which expire in 2006 and 2008, respectively. Pursuant to our line of credit which was amended in December 2000, we are required to provide a cash security deposit or letter of credit equal to $2.1 million plus 50% of any future draw amount no later than June 30, 2001, unless we have completed a follow-on offering of at least $50.0 million in net unrestricted proceeds. During the quarter ended June 30, 2001, we did complete a follow-on offering, which raised net proceeds of $33.3 million. However, the net unrestricted proceeds from this offering were less than the minimum amount required under this line of credit. We have received written notice from the lender stating that the lender waived the requirement of a pledge of cash security deposit or letter of credit under this agreement. On May 10, 2001, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell various types of securities, up to an aggregate value of approximately $75.0 million, of which approximately $39.3 million remains available for future use. The sale of common stock in June, 2001 for gross proceeds of $35.7 million was registered under this Registration Statement.

         As of September 30, 2001, we had approximately $52.7 million in cash and cash equivalents and short-term investments, compared to approximately $66.4 million as of December 31, 2000. This decrease is due to increased operating expenses related to the expansion of our genotyping and pharmaceutical value creation facilities, cash paid to acquire Cellmark and the Affymetrix patent and license, and to fund our operations during the nine months ended September 30, 2001, offset by proceeds received from our offering of common stock in June, 2001.

         Net cash used in operations for the nine months ended September 30, 2001 was approximately $32.4 million compared with approximately $27.2 million for the comparable period in 2000. Non-cash charges in the nine months ended September 30, 2001 included a goodwill impairment charge of approximately $27.3 million, depreciation and amortization expense of approximately $5.8 million and compensation expense of approximately $2.2 million. Investing activities included capital expenditures of approximately $7.3 million, approximately $2.9 million in cash paid related to our acquisition of Cellmark, approximately $3.0 million related to our acquisition of the Affymetrix patent and license, and approximately $17.7 million of net proceeds from sales, net of purchases, of short term investments. Financing activities primarily consisted of approximately $33.3 million of net proceeds from our offering of common stock in June 2001.

         Working capital decreased to approximately $50.8 million at September 30, 2001 from approximately $64.7 million at December 31, 2000. This decrease is due to operating expenses related to the expansion of our genotyping and pharmaceutical value creation facilities, cash paid to acquire Cellmark and the Affymetrix patent and license, and to fund operations of the Company during the nine months ended September 30, 2001.

         We believe that our cash reserves and expected short-term revenue will be sufficient to fund our operations through at least the next 12-18 months. We may need to access the capital markets for additional financing to operate our ongoing business activities.

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

Recent Pronouncements

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

         In connection with SFAS 142's transitional goodwill impairment evaluation, the statement will require that we are to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of our assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

         As of the date of adoption, we expect to have unamortized goodwill in the amount of approximately $0.5 million and unamortized identifiable intangible assets in the amount of approximately $18.9 million all of which will be subject to the transition provisions of SFAS 141 and 142. These asset balances are based on amounts as of September 30, 2001 which excludes any goodwill or intangible assets which might be recorded in connection with the pending Lifecodes acquisition which is expected to be consummated in the fourth quarter of 2001. Amortization expense related to goodwill was approximately $2.1 million and approximately $1.6 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively which includes amortization of goodwill resulting from the GeneScreen acquisition in December 1999 of approximately $2.1 million and approximately $1.6 million, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on our consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.


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

         Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. As a result of the acquisition of our business division, Cellmark, in February 2001, and a limited number of foreign investments, we may be affected by fluctuations in currency exchange rates.

         We have a minimal amount of long-term debt recorded on our books. The interest rates applicable to such debt are not variable with respect to market conditions.

FORWARD LOOKING STATEMENTS

         This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: our expectation that we will launch the SNP-IT-based kit in strategic partnership with an industry leader; our expectation that SNPstream systems we place will generate additional recurring revenue stream from the sale of our SNPware consumables; our plan to provide a variety of SNP genotyping and pharmacogenetics services to the pharmaceutical and biotechnology industries through our high throughput MegaSNPatron facility; our intention to expand our offerings of SNPware consumables for use on instruments made or sold by other companies and to obtain access fees and royalties by licensing our SNP- IT technology for incorporation in consumable kits of others; our intention to develop intellectual property rights through our collaborations with pharmaceutical and biotechnology companies; our intention to develop proprietary rights around both diagnostic and therapeutic uses of SNPs; our plan to use accredited laboratories at GeneScreen, Cellmark and Lifecodes to offer clinical quality pharmacogenetics SNP scoring services for clinical association studies and pharmaceutical clinical trials and to physicians and patients via the Internet as well as other distribution channels; our expectation that revenues from the respective forensics businesses of GeneScreen, Cellmark and Lifecodes to increase as DNA analysis are increasingly being used by the criminal justice system; our expectation of expanding our operations that may lead to increases in expenses; our expectation of having several sources of revenue in the future; our belief that our cash reserves and expected short-term revenue will be sufficient to fund operations through at least the next 12-18 months; our intention to add the ultra-high throughput SNPstream UHT system to the MegaSNPatron in early 2002; our expectation that fee-for-service SNP scoring will be an attractive option for many customers, and that it can provide us with the opportunity to develop higher value content and intellectual property; GeneShield's expectation of announcing its first major collaboration in 2002; our intention to apply our ultra-high throughput SNP scoring technology to the identity genomics, that is, the paternity and forensics businesses of GeneScreen and Cellmark in order to significantly reduce the cost of providing these services; our expectation that we will close and integrate the Lifecodes acquisition in the fourth quarter of 2001; our belief that our position is strong with respect to the dispute with St. Louis University; and our belief that the issue with Motorola has been resolved, or similar subjects. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report and in the "Risk Factors" section of our Registration Statement on Form S-4 filed with the Securities and Exchange Commission which became effective on November 5, 2001.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We have been in discussions with St. Louis University of St. Louis, Missouri regarding the University's belief that our SNP scoring technology infringes certain claims under US patent 5846710, which is controlled by the University. Although we are confident that our SNP scoring technology does not infringe any claims under the University's patent, we nonetheless entered into discussions with the University regarding the scope of these claims in the hope of resolving the issue. Upon our failure to reach agreement with the University, in August 2000 we filed a lawsuit against the University in the US District Court for the Southern District of California, Case No. 00CV1558L (JFS), seeking declaratory judgment of non-infringement, invalidity and non-enforceability with respect to the University's patent. While we believe that our position in this action is strong, patent litigation is complex and might result in claims against us, including patent infringement. As a result, the outcome of this action is uncertain. Furthermore, while we are seeking declaratory judgment in this action, the lawsuit could take significant time, be expensive and divert our management's attention from other business concerns.

         We had been engaged in discussions with Motorola in an attempt to resolve certain areas of disagreement that arose under our existing collaboration in the area of microfluidics, which discussions have now been resolved.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

       The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number      Description
------      -----------

3.1 Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated June 12, 2001 (filed as
            Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference).

3.3 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant dated August 1, 2001 (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference).

3.4 Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference).

4.1         Specimen Stock Certificate.

4.2 Rights Agreement, dated as of July 27, 2001, between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value as Exhibit A, the form of the Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Junior Participating Preferred Shares as Exhibit C. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A and incorporated herein by reference).

       (b)  Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ORCHID BIOSCIENCES, INC.

Date: November 13, 2001         By: /s/ Donald R. Marvin}
                                    -----------------------

                                    DONALD R. MARVIN
                                    Senior Vice President, Chief Operating
                                    Officer, Chief Financial Officer
                                    (principal financial and accounting officer)

                                  Exhibit Index

Exhibit
Number                  Description
-------                 -----------

3.1 Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated June 12, 2001 (filed as
            Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference).

3.3 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant dated August 1, 2001 (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference).

3.4 Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference).

4.1         Specimen Stock Certificate.

4.2 Rights Agreement, dated as of July 27, 2001, between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value as Exhibit A, the form of the Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Junior Participating Preferred Shares as Exhibit C. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, No. 000-30267, and incorporated herein by reference).