Form 10-K
period 2001-12-31
ORCHID BIOSCIENCES INC
filed 2002-04-01
CIK 1107216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _____________ to _______________

                        Commission file number: 000-30267

                            ORCHID BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               22-3392819
        (State or other jurisdiction        (I.R.S. Employer Identification No.)
      of incorporation or organization)

                4390 US Route One                            08540
                  Princeton, NJ                           (Zip Code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code: (609) 750-2200

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.001 Par Value Per Share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 1, 2002, was $125,031,443, based on the last sale price as reported by The Nasdaq Stock Market.

     As of March 1, 2002, the registrant had 54,200,537 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2002.

                            ORCHID BIOSCIENCES, INC.
                                    FORM 10-K
                                      INDEX

                                                                          Page

                                     PART I

ITEM 1.   BUSINESS.........................................................  4
ITEM 2.   PROPERTIES....................................................... 31
ITEM 3.   LEGAL PROCEEDINGS................................................ 31
ITEM 4.   SUBMISSION OF MATTERS TO HAVE A VOTE OF SECURITY HOLDERS......... 32


                                    PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.............................................. 33
ITEM 6.   SELECTED FINANCIAL DATA.......................................... 34
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION...... 36
ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 47
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 48
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES............................. 80


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 80
ITEM 11.  EXECUTIVE COMPENSATION........................................... 80
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................... 80
ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.................... 80


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON.......... 80
          FORM 8-K

SIGNATURES

                                     PART I

Item 1.      BUSINESS

     We are engaged in the development and commercialization of technologies, products and services designed to measure and analyze information related to genetic diversity, or the genetic variability that distinguishes one organism from another. We have established a portfolio of business units that provide products and services focusing on the analysis of genetic variability through genotyping, the measurement of genetic variability in a person, plant or animal individual.

     Genetic diversity data is used in the field of identity genomics for paternity and forensics identification testing. Health care providers also use genetic diversity information in organ transplantation compatibility testing. Additionally, genetic diversity data is also being used for genetic disease susceptibility testing and to help physicians manage treatment regimens. Pharmaceutical companies are now using genetic diversity data to facilitate the development of more specific and efficacious drugs and to enable the adoption of personalized medicine which involves prescribing the right drug for the right person at the optimal dose based on the individual's genetic profile. Furthermore, genetic diversity data has other commercial applications, such as the improvement of crop development and for livestock breeding programs. Our products, services and technologies are already being used in each of these applications and we expect their uses to increase.

History

     For the first three years of our existence after beginning operations in 1995, we were primarily focused on developing our microfluidics technologies for applications in high throughput synthesis of small molecules under collaborative research programs with SmithKline Beecham and Sarnoff Corporation. In the first half of 1998, we made a fundamental shift in our focus to apply our technology to the fields of genetic diversity applications, including single nucleotide polymorphism, or SNP, genotyping and pharmacogenetics, and subsequently acquired substantially all of the assets of Molecular Tool, Inc. ("Molecular Tool"), a wholly owned subsidiary of GeneScreen, Inc. ("GeneScreen"), in September 1998. Molecular Tool's proprietary SNP-IT primer extension technology for genotyping SNPs matched very well with our existing microfluidics technologies, which are being selectively incorporated into our SNP genotyping products and services in the US. In December 1999, we acquired GeneScreen, Inc., a recognized leader in identity genomics services. In 2001, we acquired two new businesses: Cellmark Diagnostics ("Cellmark"), a business division of AstraZeneca, a provider of DNA laboratory testing in the UK; and Lifecodes Corporation ("Lifecodes"), one of the largest providers of identity genomics testing for forensics and paternity in the US, and a major provider of human leukocyte antigens, or HLA, genotyping products and services for transplantation compatibility testing. During 2002, we began the process of re-aligning our business into four business units for marketing purposes. These business units will consist of Orchid Life Sciences, Orchid Identity Genomics, Orchid Diagnostics and Orchid GeneShield. These business units may or may not constitute reportable segments in 2002.

     . Orchid Life Sciences develops and markets products, services and technologies for SNP genotyping, or scoring, and genetic diversity analyses to life sciences and biomedical researchers as well as pharmaceutical, agricultural, diagnostic and biotechnology companies;

     . Orchid Identity Genomics provides DNA testing for paternity and forensics determinations to state and local governmental authorities as well as to individuals and organizations, through Orchid GeneScreen and Orchid Cellmark;

     . Orchid Diagnostics provides products and services for genetic testing, including HLA genotyping, disease susceptibility testing and immunogenetics, or the study of the relationship between an individuals immune response and their genetic makeup, to individuals; and

     . Orchid GeneShield is developing programs designed to accelerate the adoption and use of personalized medicine by patients and physicians.

Background

     Genetic information provides a basis for understanding biological and medical functions in organisms. In recent years, scientists have analyzed large portions of deoxyribonucleic acid, or DNA, to determine the sequence of nucleotide bases in the DNA within the human genome and within the genomes of plant and animal species, with the objective of understanding and using this molecular level knowledge to transform traditional approaches to medicine, agriculture and other fields. With the first phase of the human genome sequence completed in 2000, attention has turned from mapping the sequence to identifying genetic differences between individuals and to applying this knowledge in healthcare and other related fields where genetic variability is of use. The increasing availability of genomic data derived from species other than humans is driving the use of genetic variability information in such fields as agriculture and public health, to produce improved characteristics in livestock or crops, and to protect against animal-borne diseases. Newer genetic analysis techniques are now being applied to long-established DNA testing applications like identity determination for forensics and paternity. The most common form of genetic variation, single nucleotide polymorphisms, or SNPs, have become a primary focus of genetic variability studies, and we expect them to become more important as their impact is better understood. We have designed our products and services to enable the performance of SNP and related genetic variability analyses by a wide variety of researchers. We are also using these technologies ourselves to build value from commercial uses of SNPs and other genetic markers.

SNPs: A Key Element of Genetic Variation

     DNA sequences contain a variety of known polymorphisms, or differences, in the genetic code. The most common form of polymorphism involves a change in a single nucleotide base and is called a single nucleotide polymorphism, or SNP. SNPs are the most common type of genetic variation and can impact an individual's disease susceptibility and treatment response. The importance of SNPs was highlighted in 1999, when a group of leading pharmaceutical companies and others formed The SNP Consortium for the primary purpose of discovering human SNPs and making them publicly available. The SNP Consortium successfully mapped more than 1.2 million SNPs, which are now publicly available and are being used in genetic diversity research. As one of the few commercial firms chosen to collaborate with The SNP Consortium, we conducted work that has provided us with early access to potentially valuable SNPs, and has enabled us to begin to incorporate these SNPs into a variety of panels for use in pharmacogenetic research and for pilot programs that use SNPs in paternity and forensic testing.

     Researchers now estimate that each human has between three and 10 million SNPs. Only some of these will be of medical relevance, and the effort to identify these valuable SNPs is already underway. As the SNP discovery phase winds down over the next few years, we expect the attention and activity will continue to shift to identifying those informative SNPs that will be of continuing utility and value. As a result, we expect that the demand for SNP genotyping, determining the presence or absence of a specific SNP in a sample, will continue to rapidly increase as more SNPs are known and their importance and utility are sought. Researchers require highly accurate, high throughput SNP genotyping technologies that can be implemented at a competitive cost to characterize these potentially valuable SNPs. With our highly flexible and accurate SNP genotyping technology, we believe that we are positioned to be a leader in providing SNP scoring to the thousands of researchers who are already performing or are interested in performing SNP analyses, as well as to the growing number of industries and service providers using SNPs in their ongoing operations. In addition, we have research and development programs in place to help us identify and obtain intellectual property related to medical and other valuable uses of SNPs.

     The characteristics of the emerging SNP genotyping market are illustrated by examining differing customer needs over the course of "the lifecycle of a SNP", as described below.

     Stage 1: SNP Discovery. Discovery of a SNP, typically through high
     ----------------------
throughput DNA sequencing.

     Stage 2: SNP Confirmation. Confirmation that the suspected SNP is indeed a
     -------------------------
SNP rather than a sequencing mistake or rare mutation. This is accomplished by scoring the SNP on hundreds of samples to determine its frequency of occurrence (allele frequency) in the population of interest.

     Stage 3: Association. Initial determination of the potential role of the
     --------------------
SNP in affecting disease susceptibility, variations in drug response, or an attribute of interest in a crop or livestock species. Relatively small-scale studies (as few as 200 subjects) are conducted to assess whether the specific SNP is statistically associated with the characteristic under investigation. If the association is demonstrated, larger scale clinical studies may then be conducted to confirm and extend the findings.

     Stage 4: Clinical Trials. Successful association studies may be followed by
     ------------------------
larger scale clinical trials to extend the initial findings and as a basis for filings with the regulatory authorities like the Food and Drug Administration, or FDA, to support use of the SNP as a diagnostic or in conjunction with a therapeutic.

     Stage 5: Diagnostic Testing and Industrial Application. Once association
     ------------------------------------------------------
and larger scale clinical studies are successfully completed, the SNP may be routinely used in healthcare as a diagnostic tool or for use in optimizing treatment regimens for personalized medicine, as well as in agricultural applications for selective breeding programs.

     We believe that each of these stages of the SNP lifecycle represents a separate business opportunity with its own market dynamics and product or service requirements. As a SNP progresses through this lifecycle, the throughput requirements at any given laboratory for scoring a SNP may decrease, as those relatively few informative SNPs with utility are identified and assembled into panels for ongoing use. We expect research laboratories will run an increasing number of samples as SNPs move from research applications into routine use. Our portfolio of products and services enables customers to select the right price-performance combination to serve their needs, at whatever point in the lifecycle their SNP of interest may be. Thus, as the field of genetic diversity matures over the coming years, we expect that a growing number of researchers and practitioners will score an increasing total number of SNPs in an increasing number of laboratories, using high, medium and low throughput SNP scoring platforms as appropriate. We believe that the robust performance qualities and flexibility of our SNP-IT technology will enable us to develop and market products and services with the potential to be product leaders in these evolving markets.

SNP-IT, Our SNP Identification Technology

     At the center of our products and services for SNP scoring, or genotyping, is our core proprietary SNP-IT primer extension technology. SNP-IT primer extension is a method of isolating the precise location of the site of a suspected SNP and utilizing the inherent accuracy of DNA polymerase to determine the presence or absence of the SNP. In order to conduct SNP-IT primer extension, a specially synthesized DNA primer is first bound to the sample DNA to expose the DNA site of interest where a SNP may be present. DNA polymerase, a naturally occurring molecule that accurately and reliably inserts the appropriate complementary base to a chain of DNA, is then added to extend the DNA chain by one base at the suspected SNP location. One of several conventional methods, including fluorescence, optical density, electrophoresis and mass spectroscopy, is then used to detect this single base extension. The result is a direct read-out method of detecting SNPs that creates a simple binary "bit" of genetic information representing the presence of a SNP in a DNA sample. With more than a decade of use, our SNP-IT technology is among the most validated genotyping methods available today. We believe our SNP-IT technology offers an exceptional combination of attributes, including:

     .    Accuracy
     .    Flexibility
     .    Cost-effectiveness
     .    Robustness
     .    Scalability

     The capabilities of our SNP-IT technology have been greatly enhanced by the commercial introduction in 2001 of our SNP-IT tag array "next generation" technology. SNP-IT tag array is a significant "next-generation" improvement in our core SNP-IT technology. SNP-IT tag array is based on multiplexing, or the ability to perform multiple SNP analyses in a single test. Multiplexing is important in SNP genotyping because as researchers undertake increasingly complex and large-scale genetic analyses, the need for technologies with improved cost and time efficiencies and design and performance flexibility increases. This is especially true for the whole genome and chromosome mapping studies that are used to analyze entire portions of the genome. It is similarly essential for genotyping specific SNPs in a very large number of samples, as occurs in pharmaceutical research. We expect that rapid and cost-effective analysis of SNP panels for high volumes of samples will become increasingly important as SNP genotyping becomes more established in routine applications such as healthcare and identity genomics. Through multiplexing, our SNP-IT tag array technology enables a dramatic increase in the amount of information per analysis while simultaneously improving the overall quality of that information and reducing the time and cost requirements. SNP-IT tag array can be easily customized for any set of SNPs that a researcher wants to analyze. Since multiplexing allows many reactions to be performed on a single sample, it can also generate very large savings in consumables. We currently use SNP-IT tag array in three of our products: the microarray-based SNPcode, the medium throughput SNPstream MT (formerly referred to as our SNPstream 5K), and the ultra high throughput SNPstream UHT.

     We have started to commercialize three significant new products based SNP genotyping products based on the SNP-IT tag array, namely: (i) the SNPstream MT for medium throughput genotyping based on a Luminex platform; (ii) SNPcode consumables for use in high density, high throughput whole genome mapping studies on Affymetrix GeneChip(R) systems; and (iii) the beta test version of the SNPstream UHT (formerly referred to as our SNPstream 100K), our ultra high throughput system which is capable of performing more than 140,000 SNP genotypes from multiple samples in a single shift. We have achieved industry-leading levels of multiplexing on our SNPcode platform and our SNPstream UHT system.

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

     Proprietary rights and patents cover our pumping and valving techniques that control the timing, location and amount of desired reagent delivery. In late 2001, we were awarded a three-year grant from the US Department of Defense agency, DARPA, to apply our microfluidics technologies to the synthesis of long oligonucleotides. The total amount expected over the three-year term, from September 2001 through September 2004, is $4.8 million. However, no obligation exists for the agency to provide any of the funding amounts after the first year of the contract unless certain options, as defined in the agreement, are exercised.

Platform Propagation:  A Core Concept

     Through our Platform Propagation strategy, we develop and license our SNP-IT technology for use on the installed instruments of other manufacturers. To date, we have completed 19 licensing or marketing agreements with customers such as Affymetrix, Amersham Biosciences, Applied Biosystems, Beckman Coulter, Hitachi MiraiBio, Invitrogen, Luminex, PerkinElmer, Quest Diagnostics, Thermo Biostar, and Asper Biotech. Five of these agreements involve the use of SNP-IT technology for diagnostic applications. We expect that diagnostic applications will become increasingly important as genetic assays progress from research laboratories to routine clinical use. These agreements are helping to establish our SNP-IT technology as a leading technology available to thousands of laboratories worldwide, which we believe will provide us with a significant competitive advantage as an ever-increasing number of researchers and practitioners begin to use genotyping routinely in their work.

Products and Services to Serve Multiple Genetic Diversity Markets

     We continue to provide products and services to a variety of genetic diversity markets, including genetic variability analyses for pharmaceutical, biotechnology, academic and agricultural applications, as well as identity genomics, DNA diagnostics, and the emerging market of pharmacogenetics and personalized medicine. We analyze a number of sources of genetic variability in addition to SNPs for our varied client base, including short tandem repeats for identity genomics, mitochondrial DNA for forensics, HLA genotypes for transplantation compatibility matching and haplotypes for pharmacogenetic studies. As a result of the growth of the company following several acquisitions beginning in 1998 and continuing through 2001, we now market these products and services to our customers through the organization of four strategic business units as described above.

     For the year 2001, we attributed 17.1% of our total revenues to the products segment of our business and 82.9% of our total revenues to the services segment of our business.

Products-Systems

SNPstream 25K System

     We introduced our SNPstream 25K system in September 1999. This high throughput system is based on an OEM robotic system optimized for use with our proprietary SNP-IT primer extension SNP scoring assays. Each assay is formatted in 384-well plates and uses our dedicated consumables and software to provide the user with turnkey SNP scoring capabilities of more than 20,000 SNPs per day. The equipment manufacturer, Beckman Coulter, installs and services this system, and we support the SNP scoring applications.

SNPstream MT System

     Our medium throughput SNPstream MT SNP genotyping system was launched in September 2001. Our SNPstream MT system includes instrumentation, reagents and software developed for optimal integrated performance, providing researchers with all of the necessary components to generate up to 4,000 SNP genotypes per day. Our SNPstream MT system, which runs on the Luminex xMap platform, was developed under a May 2000 agreement with Luminex. Current owners of Luminex xMap systems can also purchase from us SNPware 96B reagents kits and an Accessory Kit from us containing our SNP scoring software that enables users to conduct genotyping studies.

SNPstream UHT System

     Our ultra high throughput SNPstream UHT genotyping platform is capable of performing more than 140,000 SNP genotypes from multiple samples during an eight-hour shift. Some of our customers are currently beta testing our SNPstream UHT system, and we expect to formally launch the system as part of our service facility in early 2002 and as a product in the first half of 2002.

LifeMatch System

     Our LifeMatch(TM) platform is a system developed by our researchers for automated HLA genotyping and antibody detection. The LifeMatch system runs on the Luminex xMap platform using our proprietary reagents. It includes instrumentation, reagents and software developed for optimal integrated performance, providing laboratories with all of the necessary components to test more than 350 samples in an eight-hour shift. We recently launched the LifeMatch platform in Europe and intend to formally launch the system in the US in the first half of 2002.

Products-Consumables

SNPware Kits

     Each of our SNPware genotyping biochemistry kits includes a set of optimized and validated reagents. These reagents can be pre-dispensed in the necessary amounts to run a specific number of SNP scores. We assemble each set of reagents along with the labware and instructions in a kit for the convenience of our customers. We sell these kits under our SNPware brand name for use on our own SNPstream systems, as well as on the systems of other companies. We also intend to market SNPware using the Internet where customers can order custom panels of SNPs to fit their needs. Our SNPware consumable product line is assembled and marketed by our Life Sciences business unit and includes the following:

SNPware 96 Kit

     Launched in 2001, SNPware 96 kits are low-volume SNP genotyping consumables for use with 96-well plates and simple readers. SNPware 96 kits enable researchers to perform up to 1,000 SNP genotypes per day using standard 96-well plate reader systems. We sell SNPware 96 kits to both our high throughput customers and collaborators. Invitrogen markets our 96-well kit, a product based on our SNP-IT technology, to the research market pursuant to an exclusive worldwide marketing agreement that we signed in November 2001. Also, as part of the agreement, Invitrogen will refer customers to us who express an interest in the use of our SNP scoring technology in applications requiring high throughput genotyping systems.

SNPware 384 Kit

         SNPware 384 kits are designed for use with the SNPstream 25K, and contain optimized reagents and software for performing accurate, robust SNP genotyping. They are offered in custom and generic formats. The custom kits are formatted for scoring of specific sets of SNPs at the request of our customers. SNPware 384 generic kits allow customers of the SNPstream 25K system to format their own plates for their SNP analyses, and provide greater flexibility to customers. We expect to launch the generic kits in early 2002. We plan to sell these kits to researchers who want to conduct high volume genotyping studies with their existing 384-well plate readers and fluid-handling robotic systems.

SNPcode Kit

         We designed our SNPcode kit for use with the Affymetrix GeneChip(R) system, which enables users to genotype SNPs using the Affymetrix GenFlex(TM) Tag Array. SNPcode enables the multiplexing of 2,000 SNPs, making it ideal for high density, high throughput whole genome mapping studies. We also currently use SNPcode in the services we provide at our MegaSNPatron service facility, and we expect to launch SNPcode as a stand-alone product in 2002.

Products-Other Kits

         Orchid sells reagents and kits for diagnostic uses. Our ELUCIGENE and LifeMatch consumable kits are marketed by our Diagnostics business unit.

ELUCIGENE Kits and Tests

         The ELUCIGENE line of kits and tests are for cystic fibrosis, or CF, genetic testing. ELUCIGENE kits are sold throughout Europe and in the US. In 2001, we registered the ELUCIGENE CF20 kit with the regulatory authorities in France for human in-vitro diagnostic use. The ELUCIGENE CF20 kit uses patented ARMS(TM) detection technology to simultaneously detect 20 common mutations of the CFTR gene that are associated with cystic fibrosis. In 2001, we also launched the ELUCIGENE CF29 panel of Analyte Specific Reagents, or ASRs, that detects all 25 mutations recommended by the American College of Medical Genetics for cystic fibrosis screening. We are developing specific panels for cystic fibrosis screening of targeted populations in various other countries, and expect to expand the distribution of our ELUCIGENE CF kits in 2002.

LifeMatch Consumables

         We sell assays to measure the A and B antigens for transplantation typing that impact the ability of a transplant recipient to accept a transplant organ, and intend to expand the number of assays we offer in 2002.

Services

         We have established an identity genomics testing business as a result of our acquisitions of GeneScreen, Cellmark and Lifecodes, leaders in the provision of paternity and forensics testing. These services, offered by our Identity Genomics business unit, are conducted in accredited facilities that also provide us with the infrastructure to conduct clinical SNP genotyping and pharmacogenetic testing. We expect that our testing services will generate increasing revenues as SNP genotyping moves from the laboratory to the clinic. Currently, our Life Sciences business unit provides a variety of SNP genotyping services through our MegaSNPatron facility, which offers one of the highest throughput and most cost-effective SNP scoring services available in the industry. We introduced the first phase of our MegaSNPatron facility in March 1999. We began offering SNP scoring services to clients in 2000, and expect to increase the number of pharmaceutical, biotechnology, agricultural and academic clients we currently serve. We also offer organ transplant compatibility testing services through our Diagnostics business unit.

Paternity Testing Services

         We offer a variety of paternity tests for publicly mandated and private testing. Customers include state child welfare agencies and individuals.

Forensic Testing Services

         We test a variety of forensic samples found at crime scenes and conduct large-scale screening and matching studies for criminal justice agencies.

Transplant Testing Services

         We provide testing services for screening and confirmation of HLA genotyping for prospective bone marrow transplant donors participating in public and private programs, using both DNA and serological testing. Our customers include agencies and individuals in the US and Europe.

MegaSNPatron SNP Genotyping Services

         We currently offer low, medium and high volume SNP scoring services on multiple platforms, including the SNPstream 25K, the SNPstream MT, and SNPcode platforms, and expect to add the SNPstream UHT in early 2002. Our multiple offerings enable us to match our customers' needs to the platform best suited to conduct their work.

Orchid Overall Business Plan

         We aim to be the leading provider of SNP scoring and genetic diversity products and services.

Providing Genotyping Services Through Our Mega SNPatron Services Facility

         We believe that the market for genetic variability analysis among pharmaceutical, biotechnology, academic and agricultural customers is increasing as data from the efforts of The SNP Consortium and others are met in the marketplace with growing access to faster, more cost-effective and more accurate genotyping technologies. We believe an important driver of this growth includes the ongoing efforts to identify the role of SNPs in health and disease, including pharmacogenetics, or pharmacogenomics, the study of the impact of genetic variation on the efficacy, pharmacology and toxicity of a drug. Researchers have long known that genetic differences can affect individual drug response, causing adverse reactions in some patients that are not seen in the majority of users, or resulting in reduced efficacy in a subset of users. For example, a drug is likely only to be effective in individuals who carry the specific protein or receptor for which the drug was designed. Individuals who, because of genetic variation, have a slightly modified version of these proteins or receptors or those involved in the metabolism of the drug, may not respond to the drug or may experience adverse side effects.

         Currently, the pharmaceutical industry is attempting to find ways to develop safer and more effective new drugs and to improve existing drugs by using genetic variation information to select the best drug for a particular patient. Researchers have begun to use genetic variability information in the drug discovery process by identifying SNPs and their products as the targets for new drugs. Genetic variation information is also being used in agriculture programs, where researchers are seeking alternatives to genetic modification to develop improved crops and livestock breeding. We believe SNP analysis can enable acceleration of traditional breeding methods to obtain the desired attributes thereby avoiding the need to insert foreign genetic material.

         The pharmaceutical markets for SNP scoring are in an early stage of development, but we expect them to develop rapidly over the next few years. We have sold our products into these emerging markets through our commercial agreements in 2000 and 2001 and we intend to continue to seek to enter into additional agreements with pharmaceutical firms. We also plan to seek new biotechnology, academic research and agricultural customers.

         We believe that we now have one of the broadest product lines of SNP genotyping products and services. In 2001, our affordable, medium throughput SNPstream MT product and the new low volume 96-well genotyping kit were added to our system product line. In 2002, we plan to launch our ultra high throughput tag array-based SNPstream UHT platform and our SNPcode product for direct customer use. Our SNPstream UHT and SNPcode platforms are among the few in the industry capable of performing high-density genotyping for whole genome and whole chromosome mapping studies. Our MegaSNPatron genotyping service facility provides high quality, cost effective SNP genotyping services using our multiple platforms. Our mix of leading SNP scoring products and services and the availability of our technology on the platforms of our strategic partners has a number of advantages, including the following:

          . Enables us to uniquely provide varied, optimized SNP scoring solutions to a diverse customer base.

          . Enables our customers to seamlessly migrate their studies and specific assays from platform to platform, a feature that we believe to be a significant advantage as SNP analyses become more common and varied.

          . Enables us and our collaborators to develop higher value content in the form of assays, panels and mapping analyses that can easily be transferred to other genotyping systems, thereby significantly increasing their utility.

         We believe that whole genome and chromosome mapping studies will be especially important for deriving valuable content, and our SNP-IT tag array technology is particularly well suited for these types of studies.

Orchid's Identity Genomics Testing Business

         With the acquisition of Lifecodes, we have become the market leader in identity genomics in the US, which represents one of the largest existing markets for genetic analysis today. We operate our identity genomics business through: (i) Orchid GeneScreen, which conducts paternity genotyping determinations for government agencies and private individuals; and (ii) Orchid Cellmark, which is a leading provider of forensic testing. We expect that the strength of our position in identity genomics will enable us to realize efficiencies, and, in the case of paternity testing, to apply our advanced SNP technologies to significantly reduce cost structure of what has traditionally been a labor-intensive process. We intend to accomplish this by applying the same ultra high throughput SNP scoring systems that we have developed for advanced pharmaceutical, biotech and agricultural applications to paternity testing, thereby taking advantage of our substantial investments in new genotyping technologies across a broad range of both existing and new businesses. We are developing SNP panels to replace older technologies currently used for paternity testing, which we expect to begin implementing during 2002. We also expect SNPs to have utility in forensics applications, especially in analyzing degraded DNA that is not amenable to other methods of analysis.

         During 2001, we had four accredited laboratories for paternity and forensic testing in the US and UK. Subsequent to the acquisition of Lifecodes, we now have eight accredited laboratories in the US, UK, and Canada providing high quality genotyping services whose lab accreditations include those from Clinical Laboratory Improvement Act (CLIA) for clinical genotyping, from the American Association of Blood Banks (AABB) for paternity testing, and from the American Society of Crime Lab Directors (ASCLD) for forensics testing. A large portion of paternity and forensic testing is government sponsored and involves contracts that are generally bid upon by respective state agencies every one to three years. The contract bidding process is highly competitive and the criteria used to determine the awards varies. In some cases contracts are awarded solely on the basis of price, while others use a scoring matrix to achieve the desired mix of price, quality and service. As we integrate our SNP scoring technologies into our identity genomics business, we intend to continue to seek more attractively priced contracts based on our ability to provide high quality services that we expect will provide advantages in terms of accuracy and turn-around time compared to most other competitors.

Orchid's Diagnostic Testing Business

         Upon the acquisition of Lifecodes, we also established our diagnostic business unit focusing on clinical genotyping for diagnostics. Orchid's Diagnostics unit now offers our existing ELUCIGENE product line for disease susceptibility testing for cystic fibrosis and our HLA services business for transplant compatibility matching with the HLA products and services of Lifecodes.

         We believe we have now established the necessary manufacturing and marketing channels in the US and Europe and have introduced an important new product, the LifeMatch system, that offers HLA genotyping customers significant time and cost advantages over current products and technologies. The LifeMatch instrument system is based on the Luminex xMap platform and uses our proprietary consumables. It is targeted at the large number of hospital and independent laboratories who perform their own HLA genotyping. We expect to have dozens of these systems sold by the end of 2002. Through Orchid Diagnostics, we are currently developing additional consumables and marker sets to expand the menu of HLA genotyping alternatives available on LifeMatch and to increase our consumables revenues from sales of the growing base of installed instruments that use our consumables.

         We expect our Diagnostics business to serve as the foundation for a significantly expanded product line of molecular diagnostic genotyping assays over the next few years, by accessing new markers from a variety of academic and commercial sources, and by focusing on the potentially high growth area of immunogenetics.

Creating Value Through Personalized Medicine

         GeneShield, our wholly owned subsidiary and fourth business unit, is developing services designed to accelerate the adoption of personalized medicine into routine medical care. In 2001, we hired a highly experienced team to develop programs at GeneShield that would, among other things, incorporate pharmacogenetics data in a form familiar to physicians and that would be readily acceptable to patients, tangible in value to health care providers and payers, and capable of producing recurring revenues for us.

         We plan to utilize our existing clinical genotyping technology and facilities necessary for the resulting high-sample throughput demands for genotyping panels of SNPs to help physicians and patients improve the selection of medicine through GeneShield. We plan to conduct alpha tests of our first service in collaboration with a number of leading managed care organizations over the remainder of the year and expect to announce our first beta test program in the last quarter of 2002.

Sustained Competitive Advantage

         In order to build and sustain our competitive advantage in the field of genetic diversity, we plan to continue to form strategic alliances and scientific collaborations and make strategic acquisitions as appropriate. Our eight accredited genotyping facilities provide us with the foundation for providing clinical quality SNP scoring and pharmacogenetic testing to a variety of customers and for our own use. Through collaborations and selective acquisitions, we plan to seek access to distribution channels and opportunities to improve operational efficiencies. Our Platform Propagation strategy is enabling us to accelerate adoption of our SNP-IT technology by a wide variety of researchers. We expect the potential breadth of our early market penetration to be an important competitive advantage in the future.

         We intend to continue selected investment in our proprietary technologies through internal development and by licensing third-party technologies. We are pursuing research projects aimed at identifying and developing new technologies to improve and expand our genetic diversity products and services. These projects involve research conducted by us, collaborations with other researchers and the acquisition of technologies developed by universities and other academic institutions. We will also seek to improve the cost-effectiveness and utility of our existing products and services through improved performance and development of improved information technologies, including improvements to our systems such as the SNPstream UHT, our bioinformatics efforts and our new website that allows customers to design their own primers for use with our SNP genotyping products.

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

         We currently have collaboration and license agreements with, Asper Biotech, AstraZeneca, Beckman Coulter, DNALink, Hitachi MiraiBio, Luminex, Quest Diagnostics, Invitrogen and Affymetrix. In the first quarter of 2002, we announced a collaboration agreement with First Genetic Trust.

         We concluded our 1999 collaboration agreement with Affymetrix in 2001 and simultaneously entered into a series of agreements with respect to multiplexed primer extension technology.

PerkinElmer

         In February 2000, we entered into an agreement with PerkinElmer (formerly known as NEN Life Sciences, Inc.), under which PerkinElmer has agreed to supply us with all of our required terminators for use in our SNPware kits. Terminators are nucleotides that stop the extension of a DNA chain. In consideration of PerkinElmer's agreement to supply us with terminators at preferential prices, we sold to PerkinElmer 125,000 shares of our common stock for a purchase price of $750,000 and paid PerkinElmer an up-front fee of $750,000. Under the supply agreement we will pay PerkinElmer a royalty fee based on our revenues for SNPware kits we sell above a specified sales price. We are required to purchase quantities of terminators with an approximate minimum value during each annual period from the effective date of the agreement as follows:
$333,000 in the first year, $700,000 in the second year, $990,000 in the third year, and $1,320,000 in the fourth year. Since the products being supplied are used in our current product and may be used in future products, we will defer and amortize the $750,000 up front fee plus the difference between the fair value of the stock issued to PerkinElmer (approximately $1.5 million) over the purchase price for the stock, or a total of $1.5 million over the estimated four year term of the agreement on a straight-line basis. We measured the fair value of the common stock on the date of the agreement as these shares were fully paid and nonforfeitable on that date. Either party can terminate the agreement any time after four years from the commencement date, without cause, upon 90 days' prior written notice. Either party can also terminate the agreement for cause, such as a failure to make payments or for any breach that remains uncured 60 days from the receipt of notice of the breach.

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

Amersham Biosciences

         In June 2000, we entered into a license agreement with Amersham Pharmacia Biotech (now known as Amersham Biosciences), the life sciences division of Nycomed Amersham Plc, pursuant to which we granted a royalty bearing, non-exclusive license to Amersham Biosciences to use our SNP-IT single base primer extension technology. Under the terms of the agreement, Amersham Biosciences will produce and sell reagent kits and software incorporating our technology to allow researchers to perform SNP analyses on Amersham Biosciences capillary and slab gel DNA sequencers. In addition to licensing fees, we are entitled to receive royalties for the duration of the license agreement. Our agreement with Amersham Biosciences does not provide for minimum annual sales requirements, and therefore we cannot determine at this time the materiality or the value of this agreement to our business or us. This agreement terminates on the date upon which the last of the patents we license to Amersham Biosciences expires. In the event of a breach of this agreement, the non-breaching party may terminate the agreement upon 14 days' written notice for uncured breaches relating to non-payment, except for non-payment of license fees, and upon 60 days' written notice for all other uncured breaches.

Applied Biosystems, Inc.

         In July 2000, we entered into a license agreement with PE Biosystems, now known as Applied Biosystems, a division of PE Corporation, under which we granted a royalty bearing, non-exclusive license to Applied Biosystems to use our SNP-IT single base primer extension technology. Under the terms of the agreement, Applied Biosystems will produce and sell reagent kits and software incorporating our technology to allow researchers to perform SNP analyses on Applied Biosystems' ABI PRISM(R) DNA sequencers. In addition to licensing fees, we are entitled to receive royalties for the duration of the license agreement. Our agreement with Applied Biosystems does not provide for minimum annual sales requirements, and therefore we cannot determine at this time the materiality or the value of this agreement to our business or us. This agreement terminates on the last day upon which the last of the patents we licensed to Applied Biosystems expires. In the event of a breach of this agreement, the non-breaching party may terminate the agreement upon 14 days' written notice for uncured breaches relating to non-payment, except non-payment of license fees, and upon 60 days' written notice for all other uncured breaches.

The SNP Consortium Ltd.

         In July 2000, we expanded our collaboration with The SNP Consortium Ltd. under which we performed certain SNP scoring services for determining the allelic frequency of 60,000 SNP genomic markers in diverse populations. We bore a substantial portion of the costs to perform these services. To fulfill our commitment under this collaboration, we accelerated the hiring of personnel for, and use of SNPware consumables in our MegaSNPatron facility, resulting in additional research and development expenses in 2001 of approximately $3.0 million. In exchange, we obtained the right to commercialize certain technology developed as a result of performing these services and also received milestone payments. Work under this collaboration was completed during 2002.

Other Agreements

         In addition, we have entered into various, license, service and collaboration agreements with respect to our technology, product and services with various third parties that are not material to our business. We will continue to seek to enter into similar agreements to enable us to develop technologies and earn revenues from our products and services in the future.

Customers

         We have entered into licensing arrangements with certain Platform Propagation strategy collaborators with respect to our SNP-IT primer extension technology. We typically structure these arrangements so that we receive licensing fees and royalty payments for the use of our SNP-IT primer extension technology in our customers' products. We intend to continue to enter into similar arrangements in the future. We have also offered our SNPstream system hardware in two basic transactions, either a purchase and sale transaction or an arrangement in which the customer takes possession of the system and pays an access fee for its use. SNPware consumables are sold to these customers for use with the systems. We have also targeted biotechnology and pharmaceutical companies that perform SNP scoring and have established marketing and distribution channels for our SNPware consumables. We also perform SNP scoring services on a fee-for-service basis. Our customers include Eli Lilly, The SNP Consortium, GlaxoSmithKline, Ellipsis, Pig Improvement Corporation, the UK Department of Environment, Food, and Rural Affairs, Ellipsis Biotherapeutics and AstraZeneca. Our current SNPstream customers include DNA Link, Bristol-Myers Squibb, DNAPrint genomics and Tepnel Life Sciences. Our SNPstream MT system was launched in late 2001. Some of our customers are currently beta testing our SNPstream UHT system, and we expect to formally launch the system for use by our customers as a product and as part of our service facility in early 2002. Customers for our identity genomics business include a large number of state and local government agencies in New York, Ohio, Mississippi and California, as well as individual customers for our private paternity services. Customers for our diagnostic products and services include hospital and clinical laboratories and individuals and groups organizing transplantation testing drives. We also provide HLA testing services to a major customer in Germany, Deutsche Knochenmarkspenderdatei Gemeinnutzige GmbH.

Manufacturing and Suppliers

         We manufacture SNPware consumables at our Princeton, New Jersey facility, products and consumables for HLA testing at our Stamford, Connecticut facility, and reagents for disease susceptibility testing at our facility in Abingdon, UK. If we are unable to meet commercial demand for our products, we may need to enter into supply arrangements with third parties to produce commercial quantities of our products. However, we believe we currently have sufficient manufacturing capacity to meet commercial demand for our products through 2003. Subsequent to our acquisition of Lifecodes in December 2001, we are working to maximize efficiencies through the possible combination of manufacturing facilities.

         Our manufacturing facilities are designed to optimize material flow and personnel movement with centrally located manufacturing and quality control operations. We produce critical components in environmentally controlled clean rooms that are isolated from the rest of the facility.

         The Stamford, CT and Abingdon, UK facilities have ISO9001 accreditation and we plan to comply with quality system requirements, or QSRs, and FDA guidelines for analyte-specific reagents, or ASRs, over the next two years. Access and safety features are designed to meet federal, state and local health ordinances.

         We rely on outside vendors to manufacture a number of central components of our SNPstream system and reagents that we provide in our SNPware kits. We have agreements with Tecan and Beckman Coulter for the components of our SNPstream systems and PerkinElmer, Inc. for some of the key reagents in our SNPware kits.

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

         We also perform service testing at all of our facilities. All of our Identity Genomics facilities have the CLIA accreditations necessary to be in compliance with the required regulations, and two of our Cellmark laboratories have American Society for Criminal Laboratory Directors (ASCLD) certification.

Distribution

         We are expanding our business internationally, using the facilities acquired in early 2001 as a headquarters for the operations of our European subsidiary, Orchid BioSciences Europe, Ltd., in Abingdon, UK. We intend to use our international operations to expand our identity genomics and clinical genetic testing services, to provide service locations and redistribution centers for our SNPstream systems and SNPware consumables, to expand the marketing and distribution of our DNA diagnostic products, and to serve as the base for the eventual introduction of our personalized medicine products and services into Europe. In 2001, we strengthened our distribution capabilities through our agreements with leading marketing partners, including Hitachi MiraiBio for the SNPstream MT and Invitrogen for the 96-well genotyping kit that we expect to be made available to thousands of laboratories.

Intellectual Property

         We have implemented and continue to implement an aggressive patent strategy designed to provide us with a unique proprietary position in the fields of genotyping technologies, pharmacogenetics, microfluidics and other areas of genetic diversity. This strategy will continue to focus on protecting and commercializing our current and future products. Our patent portfolio reflects our international scope and includes pursuing patent protection in many of the industrialized nations of the world. We currently own, or have exclusive licenses to, 70 US patents and 78 foreign patents, and have received notices of allowance for 2 additional Australian patent applications. Additionally, we have 195 pending patent applications of which 50 are US applications and 145 are foreign patent applications.

         Our commercial success will also depend, in part, on our ability to obtain patent protection on the SNPs for which we discover utility and on the products, methods and services for which we base such discoveries. We have sought and intend to continue to seek patent protection for novel uses of SNPs, which may have initially been patented by third parties. In such cases, we may need to license these SNPs from the patent holders to make use of or sell products using these SNPs.

         We own or exclusively license key patents covering these fundamental areas of our business: primer extension technologies (patent numbers 5,888,819, 6,004,744, 6,013,431, 5,856,092, and 5,302,509) and surface biochemistry and arrays (patent numbers 6,322,968, 6,337,188, 5,919,626, 6,294,336 and
6,225,109). We also own or exclusively license patents covering other areas of our business including pharmacogenomics, paternity and forensic genetic markers. As of December 31, 2001, these subject patents have approximately ten or more years before they expire.

         We also rely on both patent and trade secret protection of our intellectual property. Complex legal and factual determinations and evolving laws make patent protection uncertain. As a result, we cannot be certain that patents will be issued from any of our patent applications or from applications licensed to us or that any issued patents will have sufficient breadth to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as US law does.

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

         We have 94 pending trademark applications in the US and elsewhere. We have received registrations or notices of allowance for the following trademarks: GeneScreen(R), GenoPak(R), SNPstream(R), SNPware, and the Orchid logo. We have also received registration for SNP-IT(R) in Australia.

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

         In the US, the FDA regulates, as medical devices, most diagnostic tests and in vitro reagents that companies market as finished test kits or equipment. Some clinical laboratories, however, purchase individual reagents intended for specific analyses, and, using those reagents, develop and prepare their own finished diagnostic tests. The FDA has not generally exercised regulatory authority over these individual reagents or the finished tests prepared from them by the clinical laboratories. The FDA has recently proposed a rule that, if adopted, would regulate reagents sold to clinical laboratories as medical devices. The proposed rule would also restrict sales of these reagents to clinical laboratories certified under CLIA as high complexity laboratories. We intend to market some diagnostic products as finished test kits or equipment and others as individual reagents. Consequently, some or all of these products will be regulated as medical devices. The AABB has accredited our CLIA laboratories in Dallas, Texas, Dayton, Ohio, East Lansing, Michigan, Nashville, Tennessee and Sacramento, California. The American Society of Histocompatibility and Immunology, or ASHI, has accredited our Dayton, Ohio and Stamford, Connecticut laboratories for transplantation typing of prospective bone marrow donors. The National Forensic Science Testing Center and the ASCLD have accredited our Germantown, Maryland and Dallas, Texas laboratories for DNA typing for criminal forensic purposes. Only eight private forensics labs in the US have earned the respected ASCLD accreditation.

         The FDA has also adopted a set of regulations that govern laboratories that use Analyte Specific Reagents, or ASRs, which cover the production of assays and their components consistent with Good Manufacturing Practices for use in clinical research and by clinical reference laboratories producing their own assays. We are planning to satisfy these ASR guidelines within two years in connection with our manufacture of any research or diagnostic product that these guidelines may affect.

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

         Medical device laws and regulations are also in effect in many countries in which we may do business outside the US. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. We cannot assure you that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs to obtain or maintain any such foreign regulatory approvals. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Medical laws and regulations are also in effect in some states in which we do business. The failure to obtain product approvals in a timely fashion or to comply with state or foreign medical device laws and regulations may have a material adverse impact on our business and results of operations.

         Our current DNA testing laboratories in the US and our services that Orchid Cellmark in the UK provides to US citizens are regulated under CLIA. The intent of CLIA is to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests, waived, moderately complex and highly complex, and the standards applicable to a clinical laboratory depend on the level of the tests it performs. Therefore we cannot assure you that the CLIA regulations and future administrative interpretations of CLIA will not have a material adverse impact on us by limiting the potential market for our DNA testing services.

         Our gene diagnostic kits sold by our Orchid Cellmark unit in Europe are classified as IVD medical devices and are covered by the European Directive, 98/79/EC, or the Directive. The Directive was implemented into UK legislation through the In Vitro Diagnostic Medical Devices Regulations, SI 2000/1315, or the IVD Regulations, which came into force on June 7, 2000. There is a transition period until December 7, 2003 during which manufacturers must either comply with the existing national laws or comply with the IVD Regulations and "CE" (the mark of conformity) mark their devices. After the transition period, it will be mandatory for us to comply with the IVD Regulations. IVDs are classified into four categories so that the level of regulatory control applied to an IVD will be proportionate to the degree of perceived risk based on whom the device user may be or the effect if it fails to perform as intended. These categories are in order of increasing perceived risk, and our products fall into the lowest risk category, or general IVDs. In order to "CE" mark our IVD products, we will need to demonstrate compliance with the essential requirements and use the appropriate conformity assessment route that are both detailed in the IVD Regulations and the relevant Annexes of the Directive. In connection with this demonstration of compliance, we must compile a technical dossier for each IVD we market. The requirement to comply with the IVD Regulations will increase the cost of regulatory compliance for our Cellmark division.

         Prior to the Directive becoming mandatory, manufacturers are subject to other legislation and obligations relating to quality control and safety, such as the General Product Safety Regulations 1994 (SI 1994/2328). Manufacturers must also comply with the Products of Animal Origin (Import and Export) Regulations 1996 (SI 1996/3124) if it is applicable to their devices. Under these regulations we are required to (and have) obtained registration from the Ministry of Agriculture, Fisheries & Food of our manufacturing units in relation to the export of genetic testing kits containing Purified Bovine Serum and Purified Gelatin.

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

Employees

         As of February 15, 2002, we employed 595 persons, of whom 62 hold Ph.D. or M.D. degrees and 81 hold other advanced degrees. Approximately 78 employees are engaged in research and development, 46 employees are engaged in business development, sales and marketing, 362 employees are engaged in manufacturing and genotyping testing services, and 109 employees are engaged in intellectual property, finance and other administrative functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe we maintain good relations with our employees.

Competition

         The markets for our products are competitive, and we expect the intensity of competition may increase. Currently, we compete primarily with other companies that are pursuing technologies and products that are similar to our technologies and products. Some of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development and commercialization than we have. Moreover, some competitors may have greater name recognition than we do, and may offer discounts as a competitive tactic. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products or which could render our products obsolete. We cannot assure you that we will be able to make the enhancements to our technologies necessary to compete successfully with newly emerging techniques.

         In the SNP genotyping field, we compete with several companies offering alternative technology concepts. These companies include: Affymetrix, Sequenom, Applied Biosystems, Illumina, Nanogen, Qiagen Genomics, Pyrosequencing and Third Wave Technologies.

         Our principal competitors in the field of pharmacogenetics research and development for personalized medicine include: Celera Genomics, CuraGen, Genaissance Pharmaceuticals, Millenium Predictive Medicine, DNA Sciences and Variagenics.

         Competitors in the DNA diagnostics field include: Myriad Genetics, diaDexus, Celera Diagnostics, Third Wave Technologies, Nanogen, Specialty Labs, Quest Diagnostics and Laboratory Corporation of America. Competitors in the field of HLA testing include: One Lambda, Biotest, and PelFreeze.

         Our Competitors in the field of identity genomics testing include: DNA Diagnostics, Identigene, Laboratory Corporation of America and Bode Labs in the US, along with Forensic Science Service and Laboratory of the Government Chemist in the UK.

         This report contains references to our trademarks SNP-IT and GeneScreen(R), SNPstream(R), SNPware, GeneShield, Cellmark, MegaSNPatron, SNPcode, ELUCIGENE, LifeMatch, Platform Propagation and the Orchid logo. These are our trademarks for which we have filed registration applications with the United States Patent and Trademark Office. All other trademarks or trade names referred to in this annual report are the property of their respective owners.

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

     We organized our company as a Delaware corporation on March 8, 1995 and have a short operating history. The market for the products and services that we develop, manufacture and market, all of which are derived from genomics and microfluidics technologies, is uncertain. We face risks related to our ability to:

          . develop, market and maintain competitive technologies, products and services;

          .    anticipate and adapt to changes in our rapidly evolving markets;

          . retain current collaborators and customers and attract new collaborators and customers for our genotyping products and services as well as our diagnostic kits and services in paternity and forensics;

          . implement and successfully execute our business strategy and sales and marketing initiatives in order to increase our brand recognition for our SNPware consumables and SNPstream instruments;

          . attract, retain and motivate qualified management, technical and scientific personnel;

          . obtain additional capital to support the expenses of developing our technologies and commercializing our products and services; and

          . transition successfully from a company with a research focus to a company capable of supporting commercial activities.

     If we fail to adequately manage these risks, we may never become profitable and our financial condition would suffer.

We had an accumulated deficit of $183.3 million as of December 31, 2001 and expect to continue to incur substantial operating losses for the foreseeable future.

     We have had substantial operating losses since our inception, and we expect our operating losses to continue for the foreseeable future. For example, we experienced net losses of $84.7 million in 2001, $47.9 million in 2000, and $28.2 million in 1999. In order to further develop our SNP scoring, identity genomics and microfluidics technologies as well as our genetic diversity services, including services provided by GeneShield, Inc., our wholly-owned subsidiary, we will need to incur significant expenses in connection with our internal research and development and commercialization programs. As a result, we expect to incur operating losses for the foreseeable future.

Fluctuations in our quarterly revenues and operating results may negatively impact our stock price.

     Revenues and results of operations have fluctuated significantly in the past and significant fluctuations are likely to continue in the future due to a variety of factors, many of which are outside of our control. These factors include:

          . the volume and timing of orders for our SNPware consumables, SNPstream instruments and other products and services;

          .    changes in the mix of our products and services offered;

          . the number, timing and significance of new products and services introduced by our competitors;

          . our ability to develop, market and introduce new and enhanced products and services on a timely basis;

          . changes in the cost, quality and availability of reagents and components required to manufacture or use our products; and

         . availability of commercial and government funding to researchers who use our products and services.

         Research and development costs associated with our technologies, products and services, as well as personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. We cannot adjust these expenses quickly in the short term. If our revenues decline or do not grow as anticipated, we may not be able to reduce our operating expenses accordingly. Our failure to achieve anticipated levels of revenues could therefore harm our operating results for a particular fiscal period. In addition, market and other conditions may require certain non-cash charges such as stock based compensation charges and impairment charges related to long-lived assets to be recorded by us in future periods. If our operating results in some quarters fail to meet the expectations of public market analysts or investors, the market price of our common stock is likely to fall.

We have limited manufacturing experience as it relates to manufacturing our products on a commercial scale.

         We have limited manufacturing experience and currently possess eight accredited facilities capable of manufacturing limited quantities of our products for both sale to our customers and internal use. We have completed a significant portion of building out our manufacturing facility to meet current market needs. If commercial sales were to increase dramatically in the short term, we may need to scale-up our manufacturing facilities. If we are unable to successfully scale-up our existing manufacturing capability quickly to meet such a demand, we may not be able to provide our customers with the quantity of products and services they require, which would result in reduced revenues. If any natural disaster were to significantly damage our manufacturing facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products. Furthermore, we may not have adequate insurance to cover the damage, which would adversely affect our results of operations.

We have limited sales and marketing experience, and as a result, may be unable to compete successfully with our competitors in commercializing our potential products and services.

         We have limited experience in sales and marketing. We have only recently established a small direct sales force and will continue to rely principally upon a small number of employees. We also intend to market our products and services through collaborations and distribution agreements with pharmaceutical, biotechnology, and agricultural companies and DNA testing services to governmental entities and individual consumers. We cannot assure you that we will be able to successfully establish or maintain either a direct sales force or distribution arrangements to market our products and services, which could have a material adverse effect on our financial condition and business strategy.

Our technologies and commercial products and services may not be commercially viable or successful, which would adversely affect our revenues.

         We have not yet fully completed the development of our SNP scoring technologies or the build-out of our ultra high-throughput MegaSNPatron facility for SNP scoring, although the facility meets current market needs. These are both important elements of our business strategy. We may not be able to successfully develop these technologies. Even if we develop these technologies or complete the build-out of this facility, we cannot be certain that our prospective customers will value them. We are currently developing and commercializing only a limited number of products based on our SNP scoring technologies. We cannot assure you that we or our customers will be able to use these technologies to successfully identify and score SNPs. In addition, any SNPs which we or our customers score may not be useful in assisting pharmaceutical or diagnostic product development. Our SNP scoring technologies are in part directed toward the role of genes and polymorphisms in complex diseases. A limited number of companies have developed or commercialized products based on gene discoveries and/or polymorphisms to date. Accordingly, even if we or our customers are successful in scoring SNPs and associating these SNPs with specific drug responses or diseases, we cannot assure you that these discoveries will lead to the development of therapeutic or diagnostic products. If we fail to successfully develop our SNP scoring technologies or any commercially successful diagnostic products and services based on such technologies, we may not achieve a competitive position in the market.

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

If our customers do not purchase significant volumes of SNPware consumables, our commercialization strategy could fail.

     Our customers may not generate sufficient data in a cost-effective manner using our SNPstream line of products and services. This may limit their purchases of our SNPware consumables. Other factors which may limit the use of our kits and consumables include the acceptance of our technologies by our customers and the training of our customers' personnel. If our customers are slow to, or never, achieve sufficient results using our SNPstream system, or fail to purchase sufficient quantities of our SNPware consumables, we may never achieve profitability. Further, our customers may not adopt SNPware consumables for use with their own instrument systems. Even if they do, our products may not work on their systems. Either circumstance would materially and adversely affect our revenues and our rapid commercialization strategy.

If we fail to maintain the identity genomics contracts we have with various state and governmental agencies or fail to enter into additional contracts, we would lose a significant source of revenues.

     We currently derive a substantial portion of our revenues from the identity genomics services we provide in the paternity and forensic fields. These services are heavily dependent upon contracts we have with various governmental agencies, which are typically open to bid and awarded every one to three years. The process and criteria for these awards are typically complex and highly competitive. We may not be able to maintain any of our existing governmental contracts or be the successful bidder on any additional governmental contracts which may become available in the future, or negotiate terms acceptable to us in connection with any governmental contract awarded to us, which would adversely affect our results of operations and financial condition.

If we fail to improve our genetic analyses process, we could fail to achieve cost improvements and lose our competitive position in the market.

     Due to rapid product development and technological advancement in the medical diagnostics and DNA testing industry, our growth and future operating results will depend, in significant part, upon our ability to apply new technologies to automate and improve our genetic analysis services and modify our existing products to take advantage of new technologies. There can be no assurance that our development efforts will result in any additional commercially viable or successful improvements to our testing processes or products. Any potential improvements to the testing process or new product will require substantial additional investment, laboratory development and clinical testing, and possibly regulatory approvals, prior to commercialization. Our inability to successfully develop improvements to our testing processes or new products or to achieve market acceptance of such improvements or new products could have a material adverse effect on our business, financial condition and results of operations. In addition, the rapid product development and technological advancement in the genetic analysis and DNA testing industry could result in our current or future DNA testing services or products becoming obsolete. We believe that our future operating results will depend substantially upon our ability to overcome significant technological challenges, successfully introduce new technologies into our laboratories and to our customers and to gain access to and successfully integrate such technologies if developed by others.

We will require additional capital to fund our future operating plans which may not be available on acceptable terms, if at all.

     We anticipate that our existing capital resources may not be sufficient to fund our future operating plans and we may therefore need to raise significant additional capital. We expect our capital and operating expenses to be significant for the foreseeable future. We have expended significant resources to date in developing our MegaSNPatron facility and expect to continue to expend resources to maintain this and our other facilities, as well as fund commercialization activities. The amount of additional capital which we will need to raise will depend on many factors, including:

       .   our progress with research and development;

       .   the number and breadth of our research programs;

       . our internal use of and our level of success in commercialization activities;

       .   our ability to establish and maintain successful collaborations; and

              . the costs incurred by us in enforcing and defending patent claims and other intellectual property rights.

         We believe our cash on hand will be sufficient to fund our operating costs for at least the next 12 months. However, we may need additional financing sooner if we:

              .      decide to expand faster than planned;

              . develop new or enhanced services or products ahead of schedule;

              .      need to respond to competitive pressures; or

              . decide to acquire complementary products, businesses or technologies.

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

         Our strategy for developing and commercializing technologies, products and services based on our discoveries depends upon our ability to form research collaborations and licensing arrangements. As a result, we may be dependent on our collaborators and licensees for marketing of SNP scoring systems, regulatory approval and manufacturing and marketing of diagnostic products and personalized medicine resulting from the application of our technologies. If we are unable to enter into such research collaborations and licensing arrangements or implement our strategy to develop and commercialize diagnostic products based upon our discoveries it would have a material adverse effect on our results of operation and financial condition.

     The early termination of any of our collaborations or licenses could harm our business and financial condition.

         The collaboration agreements we have with third parties may be terminated early under certain circumstances, including in the event of a material breach by us. In addition, we intend to enter into additional collaborations and licenses with third parties, who may require that their agreements with us permit termination by them prior to the expiration of the negotiated term under certain circumstances. If any third party were to terminate its agreement with us or otherwise fail to perform its obligations or to complete them in a timely manner, we could lose significant revenues.

     We may not be able to attract and retain consultants and scientific advisors.

         We have historically maintained relationships with consultants and scientific advisors at academic and other institutions who have conducted research on our behalf critical to the development of our technologies, products and services. The majority of these individuals have commitments to other entities and have limited time available for us. Some of these entities may also compete with us. We will need to establish new relationships with consultants and scientific advisors in its genetic diversity fields. We will have little, if any, control over the activities of any new collaborators and can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover and score SNPs and commercialize products based on these discoveries will depend in part on continued collaborations with researchers at academic and other institutions. We cannot assure you that any of our existing collaborations will be successful. Further, we may not be able to negotiate acceptable collaborations in the future with additional consultants or scientific advisors at academic and other institutions.

If we do not successfully distinguish and commercialize our technologies, products and services, we may be unable to compete successfully with our competitors or to generate significant revenues.

         We are subject to significant competition from companies that are pursuing products and services that are substantially similar to our existing and proposed products and services. Many of the organizations competing with us have greater financial, manufacturing, marketing, sales, distribution and technical resources than we do. In the SNP scoring field, we compete with several companies offering alternative technologies. We may also compete against certain of our customers, which could adversely affect our relationships with them.

         We also face significant competition in our strategy designed to identify and patent medically important uses of SNPs (our GeneShield strategies). Some of the organizations competing with us have greater financial and technical resources. We also have limited experience working in the managed care and health care delivery industries and may not be able to successfully commercialize our inventions, either on our own or in partnership with others. It may also take longer than currently anticipated for SNPs and pharmacogenetics to become widely used in clinical practice, which could adversely impact our ability to realize significant revenues from our GeneShield business division in the foreseeable future.

         We believe our future success will depend, in large part, on our ability to maintain a competitive position in instrument and kit-based SNP scoring, SNP scoring services, and pharmacogenetics product fields. Others may make rapid technological developments which may result in our technologies, products or services becoming obsolete before we recover the expenses incurred to develop them. Our inability to also make the enhancements to our technologies necessary to compete successfully with newly emerging technologies would have a material adverse effect on our competitive position.

If we are unable to protect our proprietary methods and technologies, we may not be able to commercialize our products and services.

     If our patent applications do not result in issued patents, our competitors may obtain rights to commercialize ours discoveries, which would harm our competitive position.

         Our commercial success will depend, in part, on our ability to obtain patent protection on many aspects of our business, technologies, products and services, including the discovery and the association of particular SNPs with disease predisposition and adverse drug metabolism, and on the products, methods and services we develop. We may not be able to obtain new patents for our SNPware consumables and SNPstream systems. We will pursue patent protection on novel uses of SNPs discovered by us of known genes, as well as novel uses for previously identified SNPs discovered by third parties. We may need to obtain a license from such third parties with respect to any patent covering such SNPs in order to make, use or sell any related products. In addition, we may need to obtain a separate license from the gene patent holder. We may not be able to acquire such licenses on terms acceptable to us, if at all.

         Certain parties are attempting to rapidly identify and characterize genes and SNPs through the use of gene expression analysis and other technologies. To the extent any patents issue to other parties on such partial or full-length genes or SNPs or on uses for such genes or SNPs, the risk that the sale of products,or processes developed by us or our collaborators may give rise to claims of patent infringement against us may increase. Others may have filed and, in the future, are likely to file, patent applications covering SNP uses. Any such patent application could have priority over our patent applications and could further require us to obtain rights to previously issued patents covering SNP uses. We cannot assure you that any license that we may require under any such patents will be made available to us on commercially acceptable terms, if at all.

     The scope of our issued patents may not provide us with adequate protection of our intellectual property, which would harm our competitive position.

         Any issued patents that cover our proprietary technologies may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. The United States Patent and Trademark Office may invalidate one or more of our patents. In addition, third parties may have patents of their own which could, if asserted, prevent us from practicing our proprietary technologies, including the methods we use to conduct SNP scoring. If we are otherwise unable to practice our patented technologies, we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies.

   Our success will depend partly on our ability to operate without misappropriating the intellectual property rights of others.

         We may be sued for infringing, or may initiate litigation to determine that we are not infringing, on the intellectual property rights of others. For example, we have commenced an action against St. Louis University seeking declaratory judgment of non-infringement, invalidity and non-enforcement with respect to a patent controlled by St. Louis University. Intellectual property litigation is costly, and could adversely affect our results of operations. If we do not prevail in any intellectual property litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity, or obtain a license to or design around the intellectual property in question. If we are unable to obtain a required license on acceptable terms, or is unable to design around any third party patent, we may be unable to sell some of our products and services, which would result in reduced revenues.

   We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could result in the forfeiture of these rights.

         In order to protect or enforce our patent rights, we may need to initiate patent litigation against third parties. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These lawsuits could result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with its patents. We cannot assure you that we will prevail in the St. Louis University action or in any future litigation or that a court will not find damages or award other remedies in favor of the opposing party in any of these suits. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which would likely cause the market price of our stock to decline.

   Other rights and measures that werely upon to protect our intellectual property may not be adequate to protect our products and services and could reduce ours ability to compete in the market.

         In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. While we require employees, collaborators, consultants and other third parties to enter into confidentiality and/or non-disclosure agreements where appropriate, any of the following could still occur:

            .     the agreements may be breached;

            .     we may have inadequate remedies for any breach;

            .     proprietary information could be disclosed to our competitors;
                  or

            . others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies.

         If for any of the above reasons our intellectual property is disclosed or misappropriated, it would harm both our ability to protect our rights and our competitive position.

Future acquisitions or investments could disrupt our ongoing operations, increase our expenses and adversely affect our revenues.

         Since September 1998, we acquired Molecular Tool, a developer of SNP technologies, as well as GeneScreen, Cellmark and Lifecodes, providers of genetic diversity testing services. Although we have no commitments or agreements with respect to any additional acquisitions at present, we anticipate that a portion of our future growth may be accomplished by acquiring existing businesses. Factors that will affect the success of any potential acquisition to be made by us include our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to motivate key personnel and to retain customers of acquired businesses. We may not be able to identify suitable acquisition opportunities, obtain any necessary financing for such acquisitions on acceptable terms or successfully integrate acquired personnel and operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our revenues.

Our failure to comply with applicable government and industry regulations may affect our ability to develop, produce, or market our potential products and services and may adversely affect our results of operations.

         Our research and development, manufacturing and service activities involve the controlled use of hazardous materials and chemicals and patient samples. We are subject to federal, state, local, UK and European laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products, as well as the conveyance, processing, and storage of data on patient samples. Further, we are subject to CLIA as a result of our acquisition of GeneScreen, Cellmark, and Lifecodes. CLIA imposes certain certification requirements on all clinical laboratories performing tests on human specimens for the purpose of providing information for the diagnosis, prevention or testing of any diseases. In addition, we are subject to the European Directive 98/79/EC as a result of our acquisition of the Cellmark Laboratory. European Directive 98/79/EC imposes certain requirements in connection with Cellmark's sale of gene diagnostic kits. Although we believe we comply in all material respects with the standards prescribed by federal, state, local, UK and European laws and regulations, if we fail to comply with applicable laws or regulations, including CLIA and European Directive 98/79/EC, or if an accident occurs, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources.

         All eight of our clinical genotyping laboratories must comply with various industry regulations and accreditation standards in order to continue to provide our paternity testing, forensic testing and bone marrow typing services. For example, our GeneScreen laboratories have obtained accreditation from the American Association of Blood Banks in order to provide paternity testing, from the National Forensic Science Testing Center in order to provide criminal forensic testing services and from the American Society of Histocompatibility and Immunology in order to provide bone marrow donor typing services. In addition, our Cellmark laboratory must comply with various industry regulations and accreditation standards in order to provide paternity and forensic testing services. For example, our Cellmark laboratory has obtained accreditation from a Notified Body (SGC Yarsley ICS) and the United Kingdom Accreditation Service and a registration from the Ministry of Agriculture, Fisheries and Food in order to provide paternity and forensic testing services. In addition, Cellmark must comply with regulations applicable to the marketing of its products. We cannot assure you that we will be able to maintain our accreditations with any of these authorities or comply with the regulations applicable to the marketing of Cellmark products. If we fail to comply with the applicable regulations promulgated by any of these agencies or if we were to lose our accreditation by any of them, which could eliminate or significantly reduce the revenues supporting our GeneScreen or Cellmark division.

The sale of our SNPware consumables, MegaSNPatron and SNPstream instruments involves a lengthy and expensive sales cycle that may not result in sales.

         Our ability to obtain customers for our SNPware consumables and SNPstream instruments will depend in significant part upon the perception that our products and services can help accelerate or improve drug discovery and development efforts or have beneficial effects on human health. Our average sales cycle is lengthy due to the education effort that is required to effectively sell the benefits of our products and services to a variety of constituencies within our prospective customer base, including research and development personnel and key management. As a result, in some instances we may expend significant human and capital resources to market our products without any resulting sales.

The international sale of our products and services are subject to increased costs and other risks which could affect our revenues.

         Our Cellmark laboratory as well as our diagnostic business unit rely upon international sales which are subject to certain inherent risks, including difficulties in collecting accounts receivable, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, currency fluctuations, changes in regulatory requirements, and difficulties in enforcement of contractual obligations and intellectual property rights.

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

We may be held liable for any inaccuracies associated with our research and identity genomics services, which may require us to defend ourselves in costly litigation.

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

         Certain key components of our SNP scoring and associated system technologies are currently available only from a single source or a limited number of sources. We currently rely on outside vendors to manufacture certain components of our SNPstream system and certain reagents we provide in our SNPware kits. Some or all of these key components may not continue to be available in commercial quantities at acceptable costs. For example, we have an agreement with NEN Life Sciences (now known as PerkinElmer) under which they supply us with some of the key reagents contained in our SNPware kits. We rely on third parties to provide DNA samples to us and to perform DNA synthesis. It could be time consuming and expensive for us to seek alternative sources of supply. Consequently, if any events cause delays or interruptions in the supply of our components, we may not be able to supply our customers with our products and services on a timely basis which would adversely affect our results of operations. We also currently rely on DNA and oligonucleotides provided to us by suppliers and rely on other third parties to perform DNA synthesis for us. A steady supply of oligonucleotides is essential for both our internal and external scoring needs. The market for custom oligonucleotide synthesis is dominated by only six producers of oligonucleotides. To the extent that our suppliers fail to meet our requirements completely or consistently, we may need to enter a new agreement with other suppliers, the terms of which may not be as favorable toward us as our existing supply agreements.

If we fail to retain our key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenues.

     Our future success will depend on the continued services and on the performance of our senior management, in particular the services of:

       . Dale R. Pfost, Ph.D., Orchid's Chairman of the Board, President and Chief Executive Officer; and

       . Donald R. Marvin, Orchid's Chief Operating Officer, Chief Financial Officer, and Senior Vice President of Corporate Development.

     If either of Dr. Pfost or Mr. Marvin were hired away from us by a competitor, or if for any reason they could not continue to work for us, we would have difficulty hiring officers with equivalent skills in general and financial management. We do not currently carry "key man" life insurance, so the loss of the services of either of these individuals could seriously impair our ability to operate or to compete in our industry.

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

     Public opinion regarding ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing. In addition, such authorities could prohibit testing for genetic predisposition for certain conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our products, which could materially and adversely affect our revenues.

Commercializing medical products has associated risks, including compliance with clinical testing and manufacturing regulations.

     If we were to undertake the development of medical, testing or diagnostic products without the collaboration of others, we would have to expend significant funds. Any of our potential medical, testing or diagnostic products will be subject to the risks of failure inherent in the development of diagnostic products based on new technologies. These risks include the following possibilities:

       . that the products, if efficacious, will be difficult to manufacture on a large scale or uneconomical to market;

       . that proprietary rights of third parties will preclude us or our collaborative partners from marketing such products; or

       .  that third parties will market superior or equivalent products.

     If we have difficulty managing these risks, we may not be able to develop any commercially viable products. In addition, clinical trials or marketing of any such potential medical, testing or diagnostic products may expose us to liability claims from the use of such products. We may not be able to obtain product liability insurance and, even if we do, any coverage we obtain could be insufficient or costly. In addition, should we choose to manufacture or to develop our own products independently, we will have to make significant investments in product development, marketing, sales and regulatory compliance resources, and we will have to establish or contract for the manufacture of products under the regulations of the FDA regarding good manufacturing practices. We cannot assure you that it will be able to develop or commercialize successfully any potential medical, testing or diagnostic products.

Risks Associated With Our Common Stock

Future issuance of our preferred stock may dilute the rights of our common stockholders.

         Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares. Our board of directors may exercise this authority without any further approval of our stockholders. The rights of the holders of our common stock may be adversely affected by the rights of the holders of our preferred stock that may be issued in the future.

We have various mechanisms in place that you as a stockholder may not consider favorable, which may discourage takeover attempts.

         Certain provisions of our certificate of incorporation and by-laws, as well as Section 203 of the Delaware General Corporation Law and our adoption of a shareholder's rights plan, may discourage, delay or prevent a change in control of the Company, even if the change in control would be beneficial to stockholders. These provisions include:

      . authorizing the issuance of "blank check" preferred stock that could be designated and issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

      . creating a classified board of directors with staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

      . prohibiting cumulative voting in the election of directors, which will allow a majority of stockholders to control the election of all directors;

      . requiring super-majority voting to effect certain amendments to our certificate of incorporation and by-laws;

      .  limiting who may call special meetings of stockholders;

      . prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of stockholders; and

      . establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

         Pursuant to our stockholder rights plan, each share of our common stock has an associated preferred share purchase right. The rights will not trade separately from the common stock until, and are exercisable only upon, the acquisition or the potential acquisition through tender offer by a person or group of 15% or more of the outstanding our common stock.

         In addition, our stock incentive plans may discourage, delay or prevent a change in control of the Company.

Our stock price has been, and likely will continue to be, volatile and your investment may suffer a decline in value.

         The market prices for securities of companies quoted on The Nasdaq Stock Market, including our market price, have in the past been, and are likely to continue in the future to be, very volatile. The Nasdaq Composite Index has significantly declined since our initial public offering in May 2000 and remains very volatile. The market price of our common stock has been, and likely will continue to be, subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

      . announcements regarding the results of development efforts by us or our competitors;

      . announcements regarding the acquisition of technologies or companies by us or our competitors;

      . changes in our existing strategic alliances or licensing arrangements or formation of new alliances or arrangements;

      . technological innovations or new commercial products developed by us or our competitors;

      .  changes in our intellectual property portfolio;

      .  developments or disputes concerning our proprietary rights;

      . issuance of new or changed securities analysts' reports and/or recommendations applicable to us;

      .  additions or departures of our key personnel;

      .  operating losses by us;

      . actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and

      . continued economic uncertainty with respect to valuation of certain technology companies and other market conditions.

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

         Our directors, executive officers and principal stockholders beneficially own, in the aggregate, approximately 21% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination of which you might otherwise approve.

Item 2.      PROPERTIES

         We lease five facilities which provide us with approximately 80,000 square feet for our operations in Princeton, New Jersey which serve as our headquarters and as the base for marketing and product support operations, research and development and manufacturing activities. We lease approximately 8,000 square feet of office space in Roslyn, Virginia. We lease an approximately 19,000 square foot facility in Dallas, Texas; an approximately 16,500 square foot facility in Dayton, Ohio; and an approximately 5,100 square foot facility in Sacramento, California. We also lease an approximately 37,000 square foot facility in Stamford, Connecticut, an approximately 18,000 square foot facility in Germantown, Maryland, an approximately 15,000 square foot facility in Nashville, Tennessee, and an approximately 9,000 square foot facility in East Lansing, Michigan. Of these facilities, these last eight include CLIA approved laboratories where our genetic DNA diversity testing services are located. We also lease a total of approximately 75,000 square feet in three buildings located in Abingdon, UK for the operations of Orchid BioSciences Europe Limited and our Cellmark division. We currently believe our facilities are sufficient to meet our space requirements through the year 2002.

Item 3.      LEGAL PROCEEDINGS

         On or about November 21, 2001, we were made aware of a complaint filed in the United States District Court for the Southern District of New York naming us as defendants, along with certain of our officers and underwriters. The complaint purportedly is filed on behalf of persons purchasing the Company's stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, in connection with our May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On February 13, 2002, we received a Notice of Lawsuit and Request for Waiver of Service of Summons and a copy of the complaint filed in the United States District Court for the Southern District of New York in connection with the class action lawsuit. The notice included a request on behalf of the plaintiffs that we waive formal service of a judicial summons. Such a waiver is a customary cost-savings procedure in complex litigation that will enable the action to proceed as if formal service of the summons had been made on the date that the waiver is filed. We intend to provide the requested waiver. We have not reserved any amount related to this case as we believe that the allegations are without merit and intend to vigorously defend against the plaintiffs' claims.

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

         No matters were submitted during the fourth quarter of the year ended December 31, 2001.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information

     Our common stock began trading on The Nasdaq National Market on May 5, 2000 under the symbol "ORCH". The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by Nasdaq, since our common stock commenced public trading:

                                                               Common Stock
                                                               ------------
                                                              High       Low
                                                              ----       ---
     2000:

            Second Quarter (from May 5, 2000) ...........   $ 38.75   $  9.50
            Third Quarter ...............................     61.00     28.75
            Fourth Quarter ..............................     33.75      7.25

     2001:

            First Quarter ...............................   $ 14.38   $  3.12
            Second Quarter ..............................      8.74      3.10
            Third Quarter ...............................      7.30      1.50
            Fourth Quarter ..............................      6.35      1.95

         On March 1, 2002, the last sale price of the common stock was $2.41.

Stockholders

     As of March 1, 2002, there were approximately 675 stockholders of record of the 54,200,537 outstanding shares of common stock.

Dividends

     We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Item 6.     SELECTED FINANCIAL DATA

     The consolidated statements of operations data for the years ended December 31, 2001, 2000, and 1999 and the consolidated balance sheet data as of December 31, 2001 and 2000 were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999, 1998 and 1997 were derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                                              Year Ended December 31
                                                                              ----------------------
                                                               2001        2000         1999        1998        1997
                                                               ----        ----         ----        ----        ----
                                                                       (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
  Product revenues and access fees .....................   $   5,333    $   2,329    $      --    $      --    $      --
  Clinical laboratory testing revenue ..................      21,147       12,086           --           --           --
  License revenues .....................................       2,275        3,133           --           --           --
  Grant revenues .......................................         912          701          811           33           --
  Collaboration revenues--related parties ..............          --           --           --        2,748        3,763
  Collaboration revenues--unrelated parties ............       1,324           --          828           --           --
  Other ................................................         224          132          154           --           --
                                                           ---------    ---------    ---------    ---------    ---------
Total revenues .........................................      31,215       18,381        1,793        2,781        3,763
                                                           ---------    ---------    ---------    ---------    ---------

Operating expenses:
  Cost of product revenues and access fees .............       4,023        1,610           --           --           --
  Cost of clinical laboratory testing ..................      14,666        9,278           --           --           --
  Selling, general and administrative ..................      34,725       29,970        9,611        5,199        2,927
  Restructuring charge .................................         388           --           --           --           --
  Research and development .............................      33,550       28,881       14,447        7,574       10,813
  Impairment of assets .................................      30,652           --           --           --           --
  Acquisition of in-process research and development ...          --           --           --        2,353           --
                                                           ---------    ---------    ---------    ---------    ---------
Total operating expenses ...............................     118,004       69,739       24,058       15,126       13,740
                                                           ---------    ---------    ---------    ---------    ---------
Operating loss .........................................     (86,789)     (51,358)     (22,265)     (12,345)      (9,977)
Other income (expense):
  Interest income ......................................       2,898        4,064          203          932           49
  Interest expense .....................................        (847)        (497)      (6,158)         (66)          --
  Other expense ........................................          60          (76)          --           --           --
                                                           ---------    ---------    ---------    ---------    ---------
Total other income (expense) ...........................       2,111        3,491       (5,955)         866           49
                                                           ---------    ---------    ---------    ---------    ---------
Net loss ...............................................     (84,678)     (47,867)     (28,220)     (11,479)      (9,928)
Beneficial conversion feature of preferred stock .......          --      (29,574)     (44,554)          --           --
                                                           ---------    ---------    ---------    ---------    ---------
Net loss allocable to common stockholders ..............   $ (84,678)   $ (77,441)   $ (72,774)   $ (11,479)   $  (9,928)
                                                           =========    =========    =========    =========    =========

Basic and diluted net loss per share allocable to common
  stockholders .........................................   $   (2.27)   $   (3.58)   $  (95.87)   $  (17.09)   $  (27.57)
Shares used in computing basic and diluted net loss per
  share allocable to common stockholders ...............      37,260       21,646          759          672          360

                                                                    December 31,
                                                                    ------------
                                                 2001       2000       1999        1998        1997
                                                 ----       ----       ----        ----        ----
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
  investments ..............................   $ 27,942   $ 66,415   $ 33,804    $  8,088    $  6,405
Working capital ............................     27,522     64,644     27,275       5,751         773
Total assets ...............................    120,916    142,327     94,856      15,599       6,884
Long-term debt, less current portion........      6,327      6,152      4,122       3,548          --
Mandatorily redeemable preferred stock......         --         --     88,946      27,530       9,230
Convertible preferred stock ................         --         --          1         212           1
Total stockholders' equity (deficit)........     93,238    123,303     (8,285)    (18,123)     (8,009)

         The following transactions had a material effect on the comparability of the data presented in the consolidated financial data above, as follows: contract revenues received from related parties relating to the SmithKline Beecham agreement, the acquisition of certain Molecular Tool assets in September 1998, the acquisition of GeneScreen in December 1999, the sale of series C mandatorily redeemable convertible preferred stock in December 1997 and March 1998, the sale of series E mandatorily redeemable convertible preferred stock in December 1999 and January 2000, the sale of common stock in our initial public offering in May 2000, the sale of common stock in our secondary offering in June 2001, and the acquisitions of Cellmark in February 2001 and Lifecodes in December 2001. Please see our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussions of these transactions.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This Management's Discussion and Analysis of Financial Condition as of December 31, 2001 and Results of Operations for the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data included elsewhere in this Annual Report on Form 10-K. For a more detailed discussion of forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the "Forward-Looking Statements" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section included elsewhere in this Annual Report on Form 10-K. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

     In 2001, our business focused on our SNP scoring products and services that apply our proprietary SNP-IT primer extension technology, and on our identity genomics services in paternity and forensics. During 2001, we entered into various agreements. These agreements had varying terms and included but were not limited to: (i) services agreements whereby we agreed to provide genetic analysis services; (ii) services agreements under which we would provide genotyping services; (iii) license agreements pursuant to which we granted third parties royalty bearing, non-exclusive and exclusive licenses to use our SNP-IT single base primer extension technology to produce and sell reagent kits and software incorporating our technology; and (iv) agreements under which we agreed to provide SNPstream instruments and SNPware consumables. We have recognized revenue associated with these agreements. We are entitled to receive royalties on product sales, if any, for the duration of any of our license agreements, subject to certain creditable up-front payments we have received. Since late 1999, following our acquisition of GeneScreen and, our subsequent acquisitions of Cellmark and Lifecodes, in 2001, we also have been a leading provider of DNA testing services in the paternity, forensics and HLA transplantation typing fields.

     Our ability to achieve profitability will depend, in part, on our ability to continue to develop and commercialize our proprietary SNP scoring technologies in the form of products and services for pharmaceutical, biotechnology and diagnostic companies and research institutions, as well as our ability to competitively bid on, and receive contracts, for identity genomics testing services. We introduced our SNPstream 25K SNP scoring system, SNPware consumables and related services in late 1999. In September 2001, we introduced the SNPstream MT solution with medium throughput capabilities and based on the Luminex xMap platform. Because our proprietary SNP-IT primer extension technology is very adaptable to other hardware platforms, we intend to expand our offerings of SNPware consumables for use on instruments made or sold by other companies and to obtain license fees and royalties by licensing our SNP-IT technology for incorporation in the consumable kits of others. Our collaborations with Affymetrix, Amersham Biosciences, Applied Biosystems and PerkinElmer are examples of this Platform Propagation strategy. We also provide SNP-IT-based high quality SNP scoring to a variety of customers on a fee-for service basis. Our MegaSNPatron facility currently offers high throughput SNP genotyping services to such customers as AstraZeneca, Ellipsis, GlaxoSmithKline, Lilly, Oklahoma Medical Research Foundation, Pig Improvement Corporation on three different platforms, the SNPstream 25K system, the SNPstream MT, and SNPcode. We intend to add our ultra-high throughput SNPstream UHT system to our MegaSNPatron facility in early 2002, giving us the broadest range of SNP scoring options available to service customers in the industry. We believe fee-for-service SNP scoring will be an attractive option for many customers.

Acquisitions

     On December 30, 1999, we acquired GeneScreen, Inc. ("GeneScreen"), as a wholly owned subsidiary, which operates genetic diversity testing laboratories in Dallas, Texas and Dayton, Ohio. GeneScreen performs DNA laboratory analyses for paternity, transplantation and forensic testing. GeneScreen's primary source of revenue is paternity testing under contracts with various state and county government agencies.

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

     On December 5, 2001, we acquired all of the outstanding equity securities of Lifecodes Corporation, in a tax-free transaction. Lifecodes, now a wholly owned subsidiary of Orchid, is a leading provider of genomics testing for forensics and paternity in the US. We acquired Lifecodes in order to strengthen our position in the clinical testing market. Lifecodes also maintains a diagnostic kit business which adds to our current products. We view this acquisition, in addition to the two previous acquisitions of GeneScreen and Cellmark, as a significant step in providing a cost efficient, high throughput clinical testing business. In exchange for Lifecodes shares we agreed to issue 6,622,951 shares of our common stock to former stockholders of Lifecodes, 1,414,754 shares which were deposited in an escrow account and may be used to compensate us in the event that we are entitled to indemnification under the Amended and Restated Agreement and Plan of Merger. We also issued 313,978 and 472,313 fully vested options and warrants, respectively, which are exercisable for our common stock in exchange for existing Lifecodes options and warrants. The acquisition has been accounted for by the purchase method, and accordingly, the assets and liabilities acquired have been recorded at their fair values. The total consideration as a result of this acquisition is approximately $23.7 million.

     GeneScreen's, Cellmark's, and Lifecodes' businesses in paternity and forensics testing supports our goal of extending our business in genetic diversity. We intend to apply our ultra-high throughput SNP scoring technology to the paternity and forensics businesses of GeneScreen, Cellmark, and Lifecodes in order to significantly reduce the cost of providing these identity genomics services. We also plan to use the accredited laboratories at GeneScreen, Cellmark, and Lifecodes to offer clinical quality pharmacogenetic SNP scoring of patient samples for clinical association studies and pharmaceutical clinical trials. We also plan to use these laboratories to conduct pharmacogenetic SNP scoring services that we offer to physicians and patients in the future through a number of distribution channels, including the Internet. Our DNA testing business is dependent upon our ability to successfully and competitively bid and qualify for contracts with various governmental entities to provide paternity and forensics testing services. We expect revenues from the respective forensics businesses of GeneScreen, Cellmark, and Lifecodes to increase as DNA analyses are increasingly being used by the authorities within the criminal justice system to identify perpetrators and exonerate the innocent.

     Our GeneShield business, established in 2001, is working to implement a strategy based on the creation of proprietary rights covering the identification of SNPs and their associations to medically important attributes of patients. GeneShield is also developing a number of innovative programs designed to accelerate the adoption of pharmacogenetics into routine health care. These programs are focused on health outcomes and may include a number of health system participants, including providers, patients and payers. GeneShield expects to announce its first beta test program in the last quarter of 2002. We are developing intellectual property rights in this area through collaborations with members of our Clinical Genetics Network, and we intend also to develop intellectual property rights to medical and diagnostic uses of SNPs through our collaborations with pharmaceutical and biotechnology companies. We expect GeneShield to commence generating revenues in 2003.

Compensation Charges

     In prior years, we recorded deferred compensation resulting from the granting of stock options to employees, directors or consultants with exercise prices below the fair market value of the underlying common stock at the date of their grant. During 2001, all stock options were granted with grant prices equal to the fair value of our common stock at the grant date. Net of prior amortization, and remeasurement related to options previously granted to consultants, deferred compensation of approximately $7.5 million at December 31, 2001 will be amortized over the vesting periods of the respective options, typically four years.

     We anticipate recording total compensation charges resulting from the amortization in future periods of the deferred compensation as of December 31, 2001 as follows (in millions):

                            Year Ended December 31,
                            -----------------------
                        2002                       2003
                        ----                       ----
                        $4.0                       $3.5


     The portion of these amounts which results from grants to consultants is subject to remeasurement at the end of each reporting period based upon the changes in the fair value of our common stock until the consultant completes performance under his or her respective option agreement. A reduction of deferred compensation of approximately $2.7 million was recorded in 2001 related to such remeasurements. Also, certain grants of performance-based options have been made for which no deferred compensation expense has been recorded and for which compensation expense will be measured at the time the performance criteria is met as the difference between the fair value of the common stock and the exercise price and will be immediately recorded as compensation expense.

     We have incurred losses since inception, and, as of December 31, 2001, we had total stockholders' equity of approximately $93.2 million, including an accumulated deficit of approximately $183.3 million. We anticipate incurring additional losses over at least the next several years. We expect these losses to continue as we expand the commercialization of our products and services and we fully implement our proprietary GeneShield business. We expect this expansion to result in some increases in research and development, marketing and sales, and general and administrative expenses. Payments under strategic alliances, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Critical Accounting Policies

     Our critical accounting policies are as follows:

     .    revenue recognition

     .    valuation of long-lived and intangible assets and goodwill.

     Sources of Revenues and Revenue Recognition. We have had, and expect in the future to have, several sources of revenues. Prior to our acquisitions of GeneScreen, Cellmark, and Lifecodes, we derived substantially all of our revenues from research and development collaborations, technology grants and awards from several governmental agencies. In 2001, we derived our first revenues from the sale of testing kits and laboratory DNA testing services from our Cellmark division in the UK. In 2000, we derived our first revenues from the performance of laboratory DNA testing services by GeneScreen, our wholly owned subsidiary in the US. In 1999, we derived our first revenues from the placement of our first commercial SNPstream hardware system, and throughout 2000 and 2001, we derived increased amounts of revenues from the sale of SNP-IT-based consumables. We also derived significant license revenue beginning in 2000. Our services segment also includes SNP scoring analyses revenue.

     In connection with the research and development collaborations that provided the majority of our revenues in the early years of our corporate history, we recognize revenues when related research expenses are incurred and when we satisfy specific performance obligations under the terms of the respective research contracts. We defer up-front licensing fees obtained in connection with such agreements and amortize them over the estimated performance period of the respective research contract. We recognize milestone payments as revenues upon the completion of the milestone event or requirement, if it represents the achievement of a significant step in research and development or performance process.

     We recognize DNA laboratory and SNP scoring service revenues on a completed contract basis at the time test results are completed and reported. Deferred revenues represent the unearned portion of payments received in advance of tests being completed and reported.

     To date, we have offered our SNPstream system hardware in two basic types of transactions, either a purchase and sale transaction or an arrangement in which the customer takes possession of the system and pays an access fee for its use. We record revenues on the sale of the hardware upon transfer of title and after we have met all of our significant performance obligations. We defer access fee payments that we receive when a system is initially placed with a customer, and recognize revenues on a straight-line basis over the term of the agreement.

     Revenues from the sale of consumables are recognized upon the transfer of title, generally when our products are shipped to our customers from our facilities.

     Revenues from license arrangements, including license fees creditable against potential future royalty obligations of the licensee, are recognized when an arrangement is entered into if we have no significant continuing involvement under the terms of the arrangement. If we have significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period. Management has made estimates and assumptions relating to the performance period which are subject to change. Changes in these estimates and assumptions could affect the amount of revenues from licenses reported in any given period.

     Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

          . significant underperformance relative to expected historical or projected future operating results;

          . significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

          .    significant negative industry or economic trends; and

          .    significant decrease in market value of assets.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill, and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net intangible assets, long-lived assets, and goodwill amounted to $69.7 million as of December 31, 2001.

     In 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", became effective and, as a result, we will cease to amortize approximately $2.2 million of net goodwill recorded as of December 31, 2001. We had recorded approximately $1.9 million of amortization during 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and also an annual impairment review in 2002 and thereafter. We currently do not expect to record an impairment upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment will not be recorded. Certain events or market and business conditions in the future could cause us to revise our estimates and judgments, and could result in a material impairment of property and equipment and other intangible assets.

RESULTS OF OPERATIONS

Years Ended December 31, 2001 and 2000

     Revenues. Revenues for 2001 of approximately $31.2 million represent an increase of approximately $12.8 million as compared to revenues of approximately $18.4 million for 2000. This increase is primarily attributable to a $9.1 million increase in clinical laboratory testing revenue, of which $6.8 million relates to our two acquisitions in 2001, Cellmark and LifeCodes, an increase in revenues derived from our GeneScreen operations, as well as genotyping services performed under genotyping service arrangements entered into during 2001. Product revenues also increased by approximately $3.0 million during 2001, of which $1.1 million relates to our two acquisitions in 2001, Cellmark and LifeCodes, the placement of SNPstream systems, as well as an increase in related consumable sales. The Company also recognized approximately $1.3 million in collaboration revenue during 2001 which is primarily related to the successful completion of the first milestone under our genotyping agreement with AstraZeneca whereby we recognized $.75 million. We have also recognized license revenue of approximately $2.3 million for 2001 versus $3.1 million in 2000, which is primarily composed of royalty bearing, non-exclusive and exclusive licenses to use our SNP-IT technology.

     Cost of product revenues and access fees. Cost of product revenues and access fees for 2001 was approximately $4.0 million, or 75% of product revenues and access fees, compared to approximately $1.6, or 69% of product revenues and access fees, for 2000. The increase in cost of product revenues and access fees as a percent of product revenue is attributable to an increased number of SNPstream 25K placements in 2001 which had a lower gross margin. The increase in cost of product revenue was attributable to the costs associated with the SNPstream instrument placements, and to consumables sold during 2001, including an increase of $0.9 million related to our acquisition of Cellmark on February 12, 2001 and Lifecodes on December 5, 2001.

     Cost of clinical laboratory testing. Cost of clinical laboratory testing was approximately $14.7 million, or 69% of clinical laboratory testing revenue for 2001, compared to approximately $9.3 million, or 77%, for 2000. The increase was attributable to costs associated with our Cellmark division of approximately $2.3 million, which we acquired on February 12, 2001, and costs associated with Lifecodes of approximately $0.8 million, which we acquired on December 5, 2001.

The decrease in cost of clinical laboratory testing as a percent of clinical laboratory testing revenues is attributed to our Cellmark division, which generates a higher gross margin.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses for 2001 were approximately $34.7 million, an increase of approximately $4.7 million, as compared to approximately $30.0 million for 2000. We attribute this increase primarily to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of our growth. During 2001, there was an increase in our depreciation expense of approximately $0.9 million, due to capital expenditures made in 2001 for computers, furniture and fixtures, and leasehold improvements associated with our facilities expansion. We also incurred additional salaries and related expenses of approximately $1.6 million, as well as an increase in selling, general and marketing expenses of approximately $3.3 million relating to our Cellmark division and $0.9 million relating to Lifecodes. These various increases in general and administrative expenses were offset by a decrease in amortziation of deferred compensation in 2001 of approximately $1.5 million.

     Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for 2001 were approximately $33.6 million, compared to approximately $28.9 million for 2000. The increase in research and development expenses of approximately $4.7 million for 2001 includes the netting effect of a prior year transaction with Sarnoff Corporation whereby we recorded an approximate $7.8 million charge related to approximately a $3.0 million cash payment made to and the fair value of 350,000 shares of common stock and five-year warrants to purchase 75,000 shares of common stock issued to Sarnoff Corporation as an advance on the issuances that would have been owed in December 2000 under a License and Option Agreement, and an amendment to that agreement. As the licensed technology under this agreement had not reached technological feasibility and had no alternative uses, the $7.8 million was charged to research and development. Excluding this transaction, research and development expense in 2001 increased by approximately $12.5 million. This increase was primarily attributable to increased expenses as we hired additional research and development personnel of approximately $5.1 million, increased purchases of material and laboratory supplies of approximately $2.6 million, and increased research and development expenses related to our GeneScreen, Cellmark, and Lifecodes facilities of approximately $1.5 million, $0.5 million, and $0.1 million, respectively. This increase was also attributable to increased facilities expenses in connection with the expansion of our internal and collaborative research efforts, including our collaboration with The SNP Consortium, of approximately $2.0 million. These various increases were offset by a decrease in amortization of deferred compensation during 2001 of approximately $0.8 million. We expect future research and development expenses to decrease as our products shift from the research and development stage to commercialization.

     Impairment of assets. During 2001, we recorded an impairment charge of approximately $27.3 million to write-down goodwill which was recorded when we acquired GeneScreen on December 30, 1999. Subsequent to September 30, 2001, we announced our intention to acquire Lifecodes (as discussed above). Lifecodes operates primarily in the same industry and provides the same services as GeneScreen. Based primarily on the acquisition price for Lifecodes, among other matters, we determined that a triggering event occurred for which an impairment review would be required pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The impairment charge was recorded based on the fair value of GeneScreen as computed using a discounted cash flow valuation model. This charge reduced the unamortized goodwill recorded in the acquisition of GeneScreen to zero. This charge relates to the "services" segment of our business.

     During the year ended December 31, 2001, we recorded an impairment charge related to certain equipment. We utilize this equipment primarily to perform research and development activities and, to a limited extent, genotyping services for customers. During the first half of 2002, we expect to launch the second generation of this equipment. The second generation provides higher throughput and is more cost effective. We expect to use this next generation equipment to replace the first generation equipment over time and to provide the same services and functions that the first generation equipment provided. We performed an analysis of our future needs relating to this equipment and determined its fair value. As a result of this analysis, we recorded an impairment charge of approximately $3.4 million, which represents the amount by which the carrying value of the equipment exceeded the related fair value.

         Interest income. Interest income for 2001 of approximately $2.9 million decreased approximately $1.2 million from approximately $4.1 million for 2000. This decrease was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held during 2000, offset by amounts used to fund operating activities. This decrease is also attributable to lower interest rates during 2001 compared to 2000.

         Interest expense. Interest expense for 2001 was approximately $0.8 million compared to approximately $0.5 million for 2000. This increase was due to borrowings made during late 2000 and in May and December 2001 on our equipment loan line.

         Net loss allocable to common stockholders. Due to the factors discussed above, for 2001, we reported a net loss allocable to common stockholders of approximately $84.7 million as compared to approximately $77.4 million for 2000. Net loss allocable to common stockholders for 2000 includes a beneficial conversion feature on preferred stock of approximately $29.6 million.

Years Ended December 31, 2000 and 1999

         Revenues. Revenues for 2000 of approximately $18.4 million represent an increase of approximately $16.6 million as compared to revenues of approximately $1.8 million for 1999. The increase was largely due to revenues generated from our GeneScreen DNA testing operations of approximately $12.1 million, revenues generated from access fees related to the placements of our SNPstream 25K instrument systems and sales of consumables of approximately $2.3 million, license revenues from several agreements to license our SNP-IT technology of approximately $3.1 million and grant revenues of approximately $0.7 million for 2000. The results of operations for 1999 do not include those of GeneScreen, which we acquired on December 30, 1999. GeneScreen's revenues for 1999 were approximately $13.7 million compared to approximately $12.1 million for the same period in 2000. The approximately $1.6 million decrease in revenue from 1999 to 2000 was caused by the loss of one contract.

         Cost of product revenues and access fees. Cost of product revenues and access fees for 2000 were approximately $1.6 million, compared to approximately $0 for 1999. The increase was attributable to the costs associated with the SNPstream instrument placements, primarily depreciation and consumables sold.

         Cost of clinical laboratory testing. Cost of clinical laboratory testing was approximately $9.3 million for 2000. The increase was attributable to the acquisition of GeneScreen on December 30, 1999, which provides 100% of our clinical laboratory testing. There was no cost of clinical laboratory testing for 1999 due to the fact that we had not yet acquired GeneScreen at that time. Cost of clinical laboratory testing of GeneScreen for 1999 was approximately $10.1 million, or 74% of revenues compared to the cost of clinical laboratory testing for 2000 of approximately $9.3 million, or 77% of revenues.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses for 2000 were approximately $30.0 million, an increase of approximately $20.4 million, as compared to approximately $9.6 million for 1999. We attribute this increase primarily to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of and after becoming a public company and supporting our future growth, amortization of deferred compensation expense of approximately $4.3 million and operating costs of approximately $7.7 million related to GeneScreen, of which approximately $3.2 million represents amortization of intangibles related to that acquisition, and professional fees of approximately $5.8 million.

         Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for 2000 were approximately $28.9 million, compared to approximately $14.4 million for 1999. The increase in research and development expenses of approximately $14.5 million for 2000 was primarily attributable to increased expenses as we hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, amortization of deferred compensation expense of approximately $1.2 million, increased facilities expenses in connection with the expansion of our internal and collaborative research efforts, an aggregate of approximately $7.8 million comprised of an approximate $3.0 million cash payment made to and the fair value of 350,000 shares of common stock and 75,000 warrants to purchase common stock issued to Sarnoff as an advance on the issuances that we would have owed to Sarnoff in December 2000 under a License and Option Agreement, and an amendment to that agreement. As the technology licensed under this agreement had not reached technological feasibility and had no alternative uses, the $7.8 million was charged to research and development in 2000.

         Interest income. Interest income for 2000 of approximately $4.1 million increased approximately $3.9 million from approximately $0.2 million for 1999. This increase was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held as a result of our receipt of proceeds from our series E private placement in December 1999 and January 2000 and our initial public offering in May 2000, offset by amounts used to fund operating activities.

         Interest expense. Interest expense for 2000 was approximately $0.5 million compared to approximately $6.2 million for 1999. This was due to greater outstanding debt balance related to the bridge financing completed in June 1999, which converted to Series E mandatorily redeemable convertible preferred stock in December 1999, and interest attributable to warrants issued in connection with the bridge financing, as compared to the lower outstanding debt balance in 2000, comprised entirely of borrowings on our equipment loan line.

         Net loss allocable to common stockholders. Due to the factors discussed above, we reported a net loss allocable to common stockholders of approximately $77.4 million for 2000 as compared to approximately $72.8 million for 1999. Net loss allocable to common stockholders for 2000 and 1999 includes a beneficial conversion feature on preferred stock of approximately $29.6 million and approximately $44.6 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through research and development funding from collaborative partners, from our two private placements of equity securities with aggregated net proceeds of approximately $102.0 million that closed in March 1998 and in December 1999 and January 2000, $48.4 million from our initial public offering which closed in May 2000, and approximately $33.2 million from our follow-on offering of common stock in June 2001. Our sale of series E mandatorily redeemable convertible preferred stock in December 1999 resulted in an approximate $44.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 1999. The closing of our sale of series E mandatorily redeemable convertible preferred stock in January 2000 resulted in an approximate additional $29.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 2000. In December 1998, we obtained a secured $6.0 million equipment loan line, for the purchase of plant and equipment at our corporate headquarters and research and development laboratories whose availability expired in 1999. In December 2000, this agreement was amended to establish a new borrowing base of an additional $8.0 million. At December 31, 2001, we had borrowings of approximately $8.8 million outstanding, and approximately $0.9 million available to be borrowed under this facility through 2002. We lease our corporate and primary research facility under operating leases, which expire in 2006 and 2008, respectively. If we do not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35 million or twelve month's cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), we are required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000 (50% equal to approximately $3 million at December 31, 2001). In addition, as of December 31, 2001 and just prior to the follow-on offering completed in March 2002, we have not maintained the minimum unrestricted cash defined in the Agreement. We have received a waiver from our lender with respect to this financial covenant violation for this period.

         On May 10, 2001, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell various types of securities, up to an aggregate value of approximately $75.0 million, of which approximately $16.8 million remains available for future use. The sale of common stock in June 2001 for gross proceeds of approximately $35.7 million was registered under this Registration Statement. The subsequent sale of common stock in February and March 2002 for gross proceeds of approximately $22.5 million was also registered under a Prospectus Supplement to this Registration Statement.

         As of December 31, 2001, we had approximately $27.9 million in cash and cash equivalents and short-term investments, compared to approximately $66.4 million as of December 31, 2000. This decrease is due to increased operating expenses related to the expansion of our genotyping and GeneShield facilities, cash paid to acquire Cellmark, Lifecodes, and the Affymetrix patent and license, and to fund our operations during 2001, offset by net proceeds of approximately $33.4 million received from our offering of common stock in June 2001.

         Net cash used in operations for 2001 was approximately $46.0 million compared with approximately $36.0 million for 2000. Non-cash charges for 2001 included a goodwill and equipment impairment charge of approximately $30.7 million, depreciation and amortization expense of approximately $7.9 million and compensation expense of approximately $3.3 million. Investing activities included capital expenditures of approximately $10.1 million, approximately $2.9 million in cash paid related to our acquisition of Cellmark including acquisition costs, approximately $6.4 million in cash paid related to our acquisition of Lifecodes net of cash acquired and including acquisition costs paid, approximately $4.1 million related to our acquisition of the patents and licenses, and approximately $34.3 million of net proceeds from sales and maturities, net of purchases, of short term investments. Financing activities primarily consisted of approximately $33.4 million of net proceeds from issuance of common stock, primarily our offering of common stock in June 2001, and cash received from stock options and warrants exercised in 2001.

         Working capital decreased to approximately $27.5 million at December 31, 2001 from approximately $64.6 million at December 31, 2000. This decrease is due to operating expenses related to the expansion of our genotyping and Geneshield facilities, cash paid to acquire Cellmark, Lifecodes, and the Affymetrix patent and license, and to fund operations of the Company during 2001, offset by net proceeds of approximately $33.4 million received from our offering of common stock in June 2001.

         We believe that our cash reserves and expected short-term revenue will be sufficient to fund our operations through at least the next 12 months. We may need to access the capital markets for additional financing to operate our ongoing business activities after that time.

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

     . the success rate of establishing new contracts, and renewal rate of existing contracts, for identity genomics services in the areas of paternity, forensics and transplantation;

     . the progress of our existing and future milestone and royalty producing activities; and

     . the availability of additional funding at favorable terms, if necessary.

         As of December 31, 2001, our net operating loss carry forwards were approximately $134.2 million and approximately $134.5 million for Federal and state income tax purposes, respectively. If not utilized, our Federal and state tax loss carry forwards will begin to expire in 2003 and 2002, respectively. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to "change of ownership" provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations were triggered as a result of past financings or may be triggered as a result of future financings. This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.
                                       43

Recent Pronouncements

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

         We adopted the provisions of SFAS 141 immediately and are required to adopt SFAS 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements prior to the adoption of SFAS 142.

         SFAS 141 will require upon adoption of SFAS 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with SFAS 142's transitional goodwill impairment evaluation, the statement will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

         As of the date of adoption, we have unamortized goodwill in the amount of approximately $2.2 million and unamortized identifiable intangible assets in the amount of approximately $37.8 million, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was approximately $1.9 million and $2.1 million for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on our consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. We are required to adopt SFAS 143 effective January 1, 2003. We do not believe the adoption of SFAS No. 143 will have a material impact on our consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business segment (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how long-lived assets that are used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

         We are required to adopt SFAS No. 144 on January 1, 2002. We do not expect the adoption of SFAS No. 144 for assets held for use to have a material impact on the consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the new standard for assets held for sale or disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that the adoption of the provisions of SFAS No. 144 will have on the consolidated financial statements.


SUBSEQUENT EVENT

         On February 26, 2002, we sold 8.0 million shares to a group of new and existing shareholders. The shares of common stock were offered through a prospectus supplement pursuant to our effective shelf registration statement. The underwriter also exercised its right to purchase an additional 1.0 million shares to cover an over-allotment which was sold on March 5, 2002. We generated proceeds as a result of this offering of approximately $21.1 million.

CONTRACTUAL COMMITMENTS

         We maintain multiple contractual commitments as of December 31, 2001, which will support future business operations of the Company. Such commitments relate to non-cancelable operating lease arrangements, long term debt, minimum supply purchases, and future patent and minimum royalty obligations. We have identified and quantified the significant commitments in the following table.

----------------------------------------------------------------------------------------------------------------------------
                                                  Payments Due by Period
                                                       (in $ 000's)
----------------------------------------------------------------------------------------------------------------------------

Contractual Obligations
                                          2002           2003           2004          2005          2006   Thereafter   Total
---------------------------------------------------------------------------------------------------------------------------------
Non-cancelable operating
   lease arrangements (1)                 3,811          3,653         3,272          2,909         2,264    4,652     20,561

Long-term debt (2)                        3,397          3,498         2,170            659             -        -      9,724


Future patent obligations (3)             1,492          1,178           310              -             -        -      2,980

Minimum purchase commitments (4)            700            990         1,320              -             -        -      3,010

Future minimum royalties                      -              -             -          1,240         1,550       (5)     2,790

                                     --------------------------------------------------------------------------------------------
Total Contractual Obligations             9,400          9,319         7,072          4,808         3,814    4,652     39,065
---------------------------------------------------------------------------------------------------------------------------------

(1) Such amounts represent future minimum rental commitments for office space leased under non-cancelable operating lease arrangements. We lease approximately 208,000 square feet for operations in the United States and approximately 75,000 square feet in Abingdon, UK to support foreign operations.

(2) Such amounts primarily consist of amounts payable pursuant to our equipment loan line. Also included in such amounts are notes payable to former employees (net of unamortized discount) and capital lease obligations for certain machinery and equipment (including interest).

(3) Such amounts represent obligations to pay future amounts over the next three years in-conjunction with our acquisition of U.S. Patent No. 5,856,092 and its foreign counterparts from Affymetrix in July 2001.

(4) Such amounts represent minimum purchase commitments of terminators from PerkinElmer (formerly known as NEN Life Science Products, Inc.) pursuant to the License and Supply Agreement for Terminators, effective February 21, 2000.

(5) In connection with our acquisition of U.S. Patent No. 5,856,092, we are also obligated to pay future minimum royalties commencing in 2005 which increases up to $1.9 million in 2007 and until the expiration of the agreement.



FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: our expectation that the use of our proprietary products, services and technologies will increase in certain commercial applications; our expectation that the demand for SNP scoring will continue to rapidly increase, our expectation that SNPs will become more important as their impact is better understood: our expectation that a growing number of researchers and practitioners will score an increasing total number of SNPs in an increasing number of laboratories; our expectation that we will receive $4.8 million from the US Department of Defense, our expectation that we will launch the SNP-IT-based kit in strategic partnership with an industry leader; our expectation that SNPstream systems we place will generate additional recurring revenue stream from the sale of our SNPware consumables; our intention to expand our offerings of SNPware consumables for use on instruments made or sold by other companies and to obtain access fees and royalties by licensing our SNP-IT technology for incorporation in consumable kits of others; our expectation that diagnostic applications for SNP-IT technology will become increasingly important as genetic assays progress from research laboratories to routine clinical use; our expectation that diagnostic applications of SNP-IT will become increasingly important as our strategic partners move products into clinical trials; our expectation that the distribution arrangements for Luiminex systems will have a significant role in marketing our SNPstream MT in North America and Japan; our intent to use the internet to market and sell SNPware kits; our expectation that we will launch generic SNPware 384 kits in early 2002, our expectation that we will expand the distribution of our ELUCIGENE CF Kits in 2002, our intention to expand the number of assays we offer for A and B antigens; our expectation that we will have dozens of LifeMatch systems sold by the end of 2002; our expectation that revenues from the respective forensics businesses of GeneScreen, Cellmark and Lifecodes will increase as DNA analysis are increasingly being used by the criminal justice system, our expectation that we will continue to incur losses; our expectations regarding impairment; our expectation that future research and development expenses will decrease as our products shift from the research and development phase to commercialization, our expectation of expanding our operations that may lead to increases in expenses; our expectation of having several sources of revenue in the future; our intention to use our international operations to expand our identity genomics and clinical genetic testing services; our expectation that we will announce our first beta test program to improve selection of medicines in the last quarter of 2002; our expectation that we will begin replacing older technologies for paternity testing with SNP panels during 2002; our expectation that SNPs will have utility in forensic applications; our expectation that our cash reserves and expected short-term revenue will be sufficient to fund operations through at least the next 12 months; our expectation that our Diagnostics business will serve as the foundation for a significantly expanded product line of molecular diagnostic genotyping assays over the next few years; our intent to continue selected investments in our proprietary technologies through internal development and by licensing third-party technologies; our intention to continue to enter Platform Propagation strategy collaboration involving the use of our SNP-IT primer extension technology in our customers products; our expectation that we will formally launch the SNPstream UHT system for use by our customers by early 2002; our expectation that we will be able to demonstrate compliance of our IVD products with European Directive, 98/79/EC; our expectation that GeneShield will commence generating revenues in 2003; our expectation that the intensity of competition in the markets for our products may increase; our intention to add the ultra-high throughput SNPstream UHT system to the MegaSNPatron in the first half of 2002; our expectation that fee-for-service SNP scoring will be an attractive option for many customers, and that it can provide us with the opportunity to develop higher value content and intellectual property; GeneShield's expectation of announcing its first major collaboration in 2002; our intention to apply our ultra-high throughput SNP scoring technology to the identity genomics, that is, the paternity and forensics businesses of GeneScreen and Cellmark, in order to significantly reduce the cost of providing these services. We caution investors that there can be no assurance that actual results, outcomes or business condition will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report and in the "Risk Factors" section of our Registration Statement on Form S-4 filed with the Securities and Exchange Commission which became effective on November 5, 2001.

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

         Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. As a result of the acquisition of our business division, Cellmark, in February 2001, the acquisition of Lifecodes in December 2001, and a limited number of agreements with foreign companies, we may be affected by fluctuations in currency exchange rates.

We have a minimal amount of long-term debt recorded on our books. The interest rates applicable to such debt are not variable with respect to market conditions.

 Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
Consolidated Financial Statements:
  Independent Auditors' Report                                                49
  Consolidated Balance Sheets as of December 31, 2001 and 2000                50
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000, and 1999                                        51
  Consolidated Statements of Comprehensive Loss for the years
     ended December 31, 2001, 2000, and 1999                                  52
  Consolidated Statements of Stockholders' Equity (deficit) for
     the years ended December 31, 2001, 2000, and 1999                        53
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000, and 1999                                        54
  Notes to Consolidated Financial Statements                                  55
Financial Statement Schedule:
     Schedule of Valuation and Qualifying Accounts                            76

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orchid BioSciences, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

         As discussed in Notes 1 and 4 to the consolidated financial statements, effective July 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and other intangibles resulting from business combinations consummated after June 30, 2001.

                                    KPMG LLP

Princeton, New Jersey
February 25, 2002, except as to Note 21, which is as of March 5, 2002.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                 (In thousands, except share and per share data)

Assets                                                                              2001             2000
                                                                                ----------         ---------
Current assets:
      Cash and cash equivalents                                                 $   10,746         $  14,558
      Short-term investments                                                        17,196            51,857
      Accounts receivable, net                                                      12,330             5,510
      Inventory                                                                      5,354             3,526
      Other current assets                                                           1,855             2,065
                                                                                ----------         ---------
         Total current assets                                                       47,481            77,516

Equipment and leasehold improvements, net                                           29,615            19,657
Goodwill, net of accumulated amortization of $136 and $2,084 in 2001 and
 2000, respectively                                                                  2,192            28,977
Other intangibles, net                                                              37,845            14,936
Other assets                                                                         3,783             1,241
                                                                                ----------         ---------
         Total assets                                                           $  120,916         $ 142,327
                                                                                ==========         =========


Liabilities and Stockholders' Equity
Current liabilities:
      Current portion of long-term debt                                         $    3,397         $   2,337
      Accounts payable                                                               6,161             5,492
      Accrued expenses                                                               9,180             4,034
      Deferred revenue                                                               1,221             1,009
                                                                                ----------         ---------
         Total current liabilities                                                  19,959            12,872

Long-term debt, less current portion                                                 6,327             6,152
Other liabilities                                                                    1,392                --

Commitments and contingencies

Stockholders' equity
      Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares
         issued or outstanding                                                          --                --
      Series A junior participating preferred stock, $.001 par value, 1,000,000
         shares designated; no shares issued or outstanding                             --                --
      Common stock, $.001 par value, authorized 100,000,000 shares;
         issued and outstanding 46,180,450 and 33,195,096
         at December 31, 2001 and 2000, respectively                                    46                33
      Additional paid-in capital                                                   283,857           234,692
      Deferred compensation                                                         (7,543)          (13,374)
      Accumulated other comprehensive income                                           181               577
      Accumulated deficit                                                         (183,303)          (98,625)
                                                                                ----------         ---------

         Total stockholders' equity                                                 93,238           123,303
                                                                                ----------         ---------

         Total liabilities and stockholders' equity                             $  120,916         $ 142,327
                                                                                ==========         =========

See accompanying notes to consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2001, 2000 and 1999
                 (In thousands, except share and per share data)

                                                               2001          2000        1999
                                                            -----------   ----------- ----------
Revenues:
      Product revenues and access fees                      $     5,333   $     2,329  $      --
      Clinical laboratory testing                                21,147        12,086         --
      License revenues                                            2,275         3,133         --
      Grant revenues                                                912           701        811
      Collaboration revenues                                      1,324            --        828
      Other                                                         224           132        154
                                                            -----------   -----------  ---------

         Total revenues                                          31,215        18,381      1,793
                                                            -----------   -----------  ---------

Operating expenses:
      Cost of product revenues and access fees                    4,023         1,610         --
      Cost of clinical laboratory testing                        14,666         9,278         --
      Selling, general and administrative                        34,725        29,970      9,547
      Selling, general and administrative-related party              --            --         63
      Restructuring                                                 388            --         --
      Research and development                                   33,550        28,881     11,696
      Research and development-related party                         --            --      2,752
      Impairment of assets                                       30,652            --         --
                                                            -----------   -----------  ---------

         Total operating expenses                               118,004        69,739     24,058
                                                            -----------   -----------  ---------

         Operating loss                                         (86,789)      (51,358)   (22,265)

Other income (expense):
      Interest income                                             2,898         4,064        203
      Interest expense                                             (847)         (497)    (6,158)
      Other expense                                                  60           (76)        --
                                                            -----------   -----------  ---------

         Total other income (expense)                             2,111         3,491     (5,955)
                                                            -----------   -----------  ---------

         Net loss                                               (84,678)      (47,867)   (28,220)
Beneficial conversion feature of preferred stock                     --       (29,574)   (44,554)
                                                            -----------   -----------  ---------

         Net loss allocable to common stockholders          $   (84,678)  $   (77,441) $ (72,774)
                                                            ===========   ===========  =========

Basic and diluted net loss per share allocable to common
      stockholders (note 1)                                 $     (2.27)  $     (3.58) $  (95.87)
                                                            ===========   ===========  =========

Shares used in computing basic and diluted net loss per
      share allocable to common stockholders (note 1)        37,259,779    21,645,645    759,078
                                                            ===========   ===========  =========




   See accompanying notes to consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
              For the years ended December 31, 2001, 2000 and 1999
                                 (In thousands)


                                                                                2001             2000            1999
                                                                             ----------       ---------        ---------
Net loss                                                                     $  (84,678)      $ (47,867)       $ (28,220)

      Other comprehensive income (loss):
           Unrealized holding gains arising during the period                       195             599               --
           Less reclassification adjustment for gains included in  net loss         599              --               --
                                                                             ----------       ---------        ---------
       Unrealized holding gain (loss) on available-for-sale securities             (404)            599               --
       Foreign currency translation adjustment                                        8             (22)              --
                                                                             ----------       ---------        ---------
      Other comprehensive income (loss)                                            (396)            577               --
                                                                             ----------       ---------        ---------

Comprehensive loss                                                           $  (85,074)      $ (47,290)       $ (28,220)
                                                                             ----------       ---------        ---------



   See accompanying notes to consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                        (In thousands, except share data)
              For the years ended December 31, 2001, 2000 and 1999

                                                    Convertible preferred stock
                                              ---------------------------------------------------
                                              ----------------------------------------            ---------------------
                                                   Series A             Series B                       Common Stock
                                              ----------------------------------------            ---------------------
                                                                                                                           Common
                                               Number               Number                Series B    Number                stock
                                                 of                   of                    to be       of                  to be
                                               shares     Amount    shares      Amount     issued     shares     Amount    issued
                                              ------------------------------------------------------------------------------------
Balance, December 31, 1998                     904,200    $    1      68,640    $   --    $    211     726,751   $    1   $     17
   Issuance of stock for technology licenses    66,700        --          --        --          --      83,300                  59
   Series B convertible preferred
    stock to be issued                              --        --      35,200        --        (211)         --       --         --
   Warrants in connection with
    convertible term loans                          --        --          --        --          --          --       --         --
   Warrants in connection with draws
    on line of credit                               --        --          --        --          --          --       --         --
   Warrants in connection with sale
    of Series E mandatorily redeemable
    convertible preferred stock                     --        --          --        --          --          --       --         --
   Beneficial conversion feature on
    issuance of Series E mandatorily redeemable
    convertible preferred stock in connection
    with acquisition of GeneScreen                  --        --          --        --          --          --       --         --
   Deferred compensation resulting from the
    grant and remeasurement of common stock
    options                                         --        --          --        --          --          --       --         --
   Amortization of deferred compensation            --        --          --        --          --          --       --         --
   Exercise of common stock options                 --        --          --        --          --      35,399       --         --
   Net loss                                         --        --          --        --          --          --       --         --
                                              ------------------------------------------------------------------------------------

Balance, December 31, 1999                     970,900         1     103,840        --          --     845,450        1         76
   Issuance of common stock to be issued
    at December 31, 1999                            --        --          --        --          --      10,000       --        (76)
   Issuance of common stock in connection
    with supply Agreement                           --        --          --        --          --     125,000       --         --
   Issuance of common stock for technology
    licenses                                        --        --          --        --          --     350,000       --         --
   Exercise of common stock options                 --        --          --        --          --     183,084       --         --
   Issuance of common stock in connection
    with the initial public offering, net           --        --          --        --          --   6,900,000        7         --
   Conversion of mandatorily redeemable
    convertible preferred stock and
    convertible preferred stock into common
    stock in connection with initial public
    offering                                  (970,900)       (1)   (103,840)       --          --  24,781,562       25         --
   Deferred compensation resulting from the
    grant and remeasurement of common stock
    options                                         --        --          --        --          --          --       --         --
   Amortization of deferred compensation            --        --          --        --          --          --       --         --
   Foreign currency translation adjustment          --        --          --        --          --          --       --         --
   Unrealized gain on available-for-sale
    securities                                      --        --          --        --          --          --       --         --
   Net loss                                         --        --          --        --          --          --       --         --
                                              ------------------------------------------------------------------------------------

Balance, December 31, 2000                          --        --          --        --          --  33,195,096       33         --
   Issuance of common stock to AstraZeneca
    in connection with the acquisition of
    Cellmark                                        --        --          --        --          --     222,980       --         --
   Issuance of common stock in connection
    with follow-on Offering, net                    --        --          --        --          --   5,950,000        6
   Issuance of common stock in connection
    with the acquisition of Lifecodes               --        --          --        --          --   6,622,951        7         --
   Common stock options and warrants
    issued in connection with the
    acquisition of Lifecodes                        --        --          --        --          --          --       --         --
   Issuance of common stock in connection
    with services                                   --        --          --        --          --      29,609       --         --
   Deferred compensation resulting from the
    grant and remeasurement of common stock
    options                                         --        --          --        --          --          --       --         --
   Amortization of deferred compensation            --        --          --        --          --          --       --         --
   Exercise of common stock options                 --        --          --        --          --     134,814       --         --
   Exercise of common stock warrants                --        --          --        --          --      25,000       --         --
   Foreign currency translation adjustment          --        --          --        --          --          --       --         --
   Unrealized loss on available-for-sale
    securities                                      --        --          --        --          --          --       --         --
   Net loss                                         --        --          --        --          --          --       --         --
                                              ------------------------------------------------------------------------------------

Balance, December 31, 2001                          --    $   --          --    $   --    $     --  46,180,450   $   46   $     --

                                              ====================================================================================



                                                                              Accumulated                             Total
                                                Additional      Deferred      other compre-                       stockholders'
                                                  paid-in        compen-         hensive       Accumulated           equity
                                                  capital        sation          income          deficit           (deficit)
                                              ---------------------------------------------------------------------------------
Balance, December 31, 1998                    $      4,809     $    (624)     $        --      $   (22,538)      $      (18,123)
   Issuance of stock for technology licenses         1,763            --               --               --                1,822
   Series B convertible preferred
    stock to be issued                                 211            --               --               --                   --
   Warrants in connection with
    convertible term loans                           5,232            --               --               --                5,232
   Warrants in connection with draws
    on line of credit                                   76            --               --               --                   76
   Warrants in connection with sale
    of Series E mandatorily
    redeemable convertible preferred stock             753            --               --               --                  753
   Beneficial conversion feature on
    issuance of Series E
    mandatorily redeemable convertible
    preferred stock in connection with
    acquisition of GeneScreen                       28,530            --               --               --               28,530
   Deferred compensation resulting from the
    grant and remeasurement of common stock
    options                                          8,937        (8,937)              --               --                   --
   Amortization of deferred compensation                --         1,631               --               --                1,631
   Exercise of common stock options                     14            --               --               --                   14
Net loss                                                --            --               --          (28,220)             (28,220)
                                              ---------------------------------------------------------------------------------

Balance, December 31, 1999                          50,325        (7,930)              --          (50,758)              (8,285)
   Issuance of common stock to be issued
   at December 31, 1999                                 76            --               --               --                   --
   Issuance of common stock in connection
    with supply Agreement                            1,500            --               --               --                1,500
   Issuance of common stock for technology
    licenses                                         4,775            --               --               --                4,775
   Exercise of common stock options                    137            --               --               --                  137
   Issuance of common stock in connection
    with the initial public offering, net           48,398            --               --               --               48,405
   Conversion of mandatorily redeemable
    convertible preferred stock and
    convertible preferred stock into common
    stock in connection with initial public
    offering                                       118,495            --               --               --              118,519
   Deferred compensation resulting from the
    grant and remeasurement of common stock
    options                                         10,986       (10,986)              --               --                   --
   Amortization of deferred compensation                --         5,542               --               --                5,542
   Foreign currency translation adjustment              --            --              (22)              --                  (22)
   Unrealized gain on available-for-sale
    securities                                          --            --              599               --                  599
   Net loss                                             --            --               --          (47,867)             (47,867)
                                              ---------------------------------------------------------------------------------

Balance, December 31, 2000                         234,692       (13,374)             577          (98,625)             123,303
   Issuance of common stock to AstraZeneca
    in connection with the acquisition of
    Cellmark                                         2,019            --               --               --                2,019
   Issuance of common stock in connection
    with follow-on Offering, net                    33,144            --               --               --               33,150
   Issuance of common stock in connection
    with the acquisition of Lifecodes               14,118            --               --               --               14,125
   Common stock options and warrants
    issued in connection with the
    acquisition of Lifecodes                         2,015            --               --               --                2,015
   Issuance of common stock in connection
    with services                                      229            --               --               --                  229
   Deferred compensation resulting from the
    grant and remeasurement of common stock
    options                                         (2,560)        2,560               --               --                   --
   Amortization of deferred compensation                --         3,271               --               --                3,271
   Exercise of common stock options                    169            --               --               --                  169
   Exercise of common stock warrants                    31            --               --               --                   31
   Foreign currency translation adjustment              --            --                8               --                    8
   Unrealized loss on available-for-sale
    securities                                          --            --             (404)              --                 (404)
   Net loss                                             --            --               --          (84,678)             (84,678)
                                              ---------------------------------------------------------------------------------

Balance, December 31, 2001                    $    283,857     $  (7,543)       $     181      $  (183,303)      $       93,238

                                              =================================================================================

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                                               2001          2000          1999
                                                                                            -------------------------------------
Cash flows from operating activities:
      Net loss                                                                              $ (84,678)    $ (47,867)    $ (28,220)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Noncash research and development expense                                                  --         4,775         1,822
         Noncash compensation expense                                                           3,271         5,542         1,631
         Noncash amortization of debt issuance costs and interest expense                          --            --         5,986
         Depreciation and amortization                                                          7,906         6,489         1,360
         Impairment of assets                                                                  30,652            --            --
         Changes in assets and liabilities:
              Accounts receivable                                                              (3,335)       (3,407)           --
              Inventory                                                                           667        (3,344)           --
              Other current assets                                                                522          (832)         (396)
              Other assets                                                                        453            70           156
              Accounts payable                                                                 (1,493)        3,190           757
              Accrued expenses                                                                    (73)         (743)        1,519
              Due to related party                                                                 --           (64)         (318)
              Deferred revenue                                                                   (214)          220           346
              Other liabilities                                                                   352            --            --
                                                                                            -------------------------------------
                  Net cash used in operating activities                                       (45,970)      (35,971)      (15,357)
                                                                                            -------------------------------------
Cash flows from investing activities:
      Cash paid to acquire Cellmark, including acquisition costs                               (2,909)           --            --
      Cash paid to acquire Lifecodes, including acquisition costs, net of cash
          acquired                                                                             (6,378)           --            --
      Cash paid to acquire patents and license                                                 (4,064)           --            --
      Cash acquired in acquisition of GeneScreen, net of costs                                     --            --         1,051
      Capital expenditures                                                                    (10,077)      (12,737)       (8,246)
      Decrease (increase) in restricted cash                                                       --           400          (400)
      Purchase of short-term investments                                                      (78,881)     (101,270)           --
      Sales of short-term investments                                                           6,563            --            --
      Maturities of short-term investments                                                    106,575        49,990         7,615
      Other investing activities                                                               (2,135)           --            --
                                                                                            -------------------------------------
                  Net cash provided by (used in) investing activities                           8,694       (63,617)           20
                                                                                            -------------------------------------
Cash flows from financing activities:
      Net proceeds from issuance of common stock                                               33,350        48,542         1,089
      Net proceeds from issuance of Series E mandatorily redeemable convertible
          preferred stock                                                                          --        29,574        34,165
      Proceeds from convertible term notes                                                         --            --         8,765
      Proceeds from issuance of debt from line of credit                                        2,796         4,300         5,037
      Repayment of debt on line of credit                                                      (2,716)       (2,074)         (388)
                                                                                            -------------------------------------
                  Net cash provided by financing activities                                    33,430        80,342        48,668
                                                                                            -------------------------------------
Effect of foreign currency translation on cash and cash equivalents                                34            --            --
Net increase (decrease) in cash and cash equivalents                                           (3,812)      (19,246)       33,331
Cash and cash equivalents at beginning of year                                                 14,558        33,804           473
                                                                                            -------------------------------------
Cash and cash equivalents at end of year                                                       10,746        14,558        33,804
                                                                                            -------------------------------------
Supplemental disclosure of noncash financing and investing activities:
      Deferred compensation from grant and remeasurement of common stock options and
          warrants                                                                             (2,560)       10,986         8,937
      Issuance of common stock in connection with the acquisition of Cellmark                   2,019            --            --
      Issuance of common stock and common stock options and warrants in connection
          with the acquisition of Lifecodes                                                    16,140            --            --
      Issuance of common stock for services accrued in 2000                                       229            --            --
      Obligations assumed in connection with patent acquisitions, net of discount               2,725            --            --
      Issuance of common stock in connection with supply agreement                                 --         1,500            --
      Issuance of common stock, common stock warrants and Series A convertible
          preferred stock for technology licenses                                                  --         4,775         1,763
      Conversion of mandatorily redeemable convertible preferred stock and
          convertible preferred stock into common stock                                            --       118,519            --
      Common stock granted or to be issued to SB                                                   --            76            59
      Beneficial conversion feature on issuance of Series E mandatorily redeemable
          convertible preferred stock in connection with acquisition of GeneScreen                 --            --        28,530
      Series E mandatorily redeemable convertible preferred stock to be issued in
          connection with acquisition of GeneScreen                                                --            --        17,600
      Conversion of bridge notes and accrued interest into Series E mandatorily
          redeemable convertible preferred stock                                                   --            --        10,302
      Cancellation of long-term debt in connection with acquisition of GeneScreen                  --            --         3,548
      Issuance of warrants in connection with borrowings on line of credit                         --            --            76
      Issuance of common stock warrants in connection with the Series E mandatorily
          redeemable convertible preferred stock private placement                                 --            --           753
Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                                                      830           480           173

See accompanying notes to consolidated financial statements.

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                (in thousands except share and per share amounts)

(1) Summary of Significant Accounting Policies

Organization and Business Activities

     Orchid BioSciences, Inc. (previously known as Orchid Biocomputer, Inc.) and subsidiaries (the "Company"), was organized under the laws of the State of Delaware on March 8, 1995 to develop and commercialize genetic diversity technologies, products and services using the Company's proprietary biochemistry for scoring single nucleotide polymorphisms ("SNPs") and microfluidics technologies for applications in drug discovery, principally in the field of pharmacogenetics and DNA synthesis. The Company was a wholly-owned subsidiary of Sarnoff Corporation ("Sarnoff") at inception, was reduced to a majority-owned subsidiary of Sarnoff in 1995 and as a result of the December 1997 financing, Sarnoff's ownership in the Company was reduced to less than a majority (see note
14).

     On December 30, 1999, the Company acquired GeneScreen, Inc. ("GeneScreen"), which operates genetic diversity testing laboratories in Dallas, Texas, Dayton, Ohio, and Sacramento, California. GeneScreen performs DNA laboratory analyses for paternity, transplantation and forensic testing. GeneScreen's primary source of revenue is paternity testing under contracts with various state and county government agencies.

     During 2001, the Company consummated two acquisitions. On February 12, 2001, the Company acquired Cellmark Diagnostics ("Cellmark"), a division of AstraZeneca. Cellmark is a leading provider of genetic testing services in the United Kingdom ("UK") which also sells kits and conducts testing for genetic diseases, including cystic fibrosis. On December 5, 2001, the Company acquired Lifecodes Corporation ("Lifecodes"). Lifecodes is a leading provider of genetic testing for forensics and paternity in the United States ("US"), as well as donor transplantation matching.

     The Company has not achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations can be achieved or, if ever achieved, could be sustained on a continuing basis. In addition, development and commercialization activities will require significant additional financing. The Company's accumulated deficit aggregated $183,303 at December 31, 2001, and it expects to incur substantial losses in future periods.

Consolidated Financial Statements

     The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Short-term Investments

     Short-term investments consist of corporate debt securities with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its short-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices at December 31, 2001. Cost is determined on a specific identification basis. The Company considered all of these investments to be available-for-sale.

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

Goodwill and Other Intangibles

     Goodwill represents the excess purchase price over fair value of net assets acquired in a business combination. Intangible assets acquired as a result of a business combination are recorded at their fair value at the acquisition date. Intangible assets acquired individually are recorded at their acquisition cost. Prior to the full adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (see below), both goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful lives (see note 9 regarding intangible assets acquired in connection with the Lifecodes acquisition), as follows:

                                                         Years
                                                       -------

     Customer lists                                         11
     Base technology                                     10-12
     Trademarks and tradename                            10-15
     Goodwill                                            10-15
     Patents                                             10-15
     Other intangibles                                       4

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

Revenue Recognition

     Revenues related to research and development collaborations are recognized when related research expenses are incurred and when the Company has satisfied specific performance obligations under the terms of the respective research contracts. Up-front fees obtained in connection with such agreements are deferred and amortized over the estimated performance period of the respective research contract. Milestone payments are recognized as revenues upon the completion of the milestone event or requirement, if it represents the achievement of a significant step in the research and development or performance process.

     Clinical laboratory and SNP scoring services revenues are recognized on a completed contract basis at the time test results are completed and reported. Deferred revenue represents the unearned portion of payments received in advance of tests being completed and reported. Unbilled receivables represent revenue which has been earned on completed and reported tests, but has not been billed to the customer.

     The Company offers SNPstream system hardware in two basic types of transactions, either a purchase and sale transaction or an arrangement in which the customer takes possession of the system and pays an access fee for its use. Revenue on the sale of the SNPstream system hardware is recorded upon transfer of title and after the Company has met all significant performance obligations. Access fee payments, which are received when a system is initially placed, are deferred and revenue is recognized on a straight-line basis over the term of the agreement. Revenue from the sale of SNPware consumables is recognized upon the transfer of title, generally when the SNPware products are shipped to customers from the Company's facility.

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

Research and Development

     Costs incurred for research and product development, including salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products, are expensed as incurred. In addition, the Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements. Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative uses.

Stock-based Compensation

     The Company accounts for its stock-based compensation to employees and members of the Board of Directors in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market price (estimated fair value prior to the initial public offering in May 2000 ("IPO")) of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net loss and net loss per share disclosures for stock-based compensation as if the fair value method defined in SFAS No. 123 had been applied. Pro forma net loss and net loss per share disclosures for stock-based compensation have been prepared as if the fair value method had been applied in periods prior to the Company's IPO and as if the minimum value method had been applied in 1999 and 1998, as the Company was not a public registrant during those years. As required by SFAS No. 123, transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair value basis in accordance with SFAS 123.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments. The interest rates on long-term debt and capital leases approximates rates for similar types of borrowing arrangements at December 31, 2001 and 2000, therefore the fair value of the long-term debt and capital leases approximate the carrying value at December 31, 2001 and 2000.

Net Loss Per Share

     Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each year presented, the Company has certain options, warrants, convertible preferred stock and/or mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal. For the year ended December 31, 1999, the Company reflected $44,554 as a beneficial conversion feature in the net loss allocable to common stockholders for the Series E mandatorily redeemable convertible preferred stock ("Series E" stock) issued or issuable in exchange for cash at December 31, 1999. For the year ended December 31, 2000, the Company has reflected $29,574 as a beneficial conversion feature in the net loss allocable to common stockholders as result of the Series E stock sold in January 2000. The amount of the beneficial conversion feature was calculated as the difference between the fair value of the Company's common stock on the commitment dates of $11.75 per share over the conversion price of $4.50 per share, with a limitation that the beneficial conversion feature can not exceed the gross proceeds received from the issuance of the stock.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

     The Company adopted the provisions of SFAS 141 immediately and is required to adopt SFAS 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements prior to the adoption of SFAS 142.

     SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 . Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

     As of the date of adoption, the Company has unamortized goodwill in the amount of $2,192 and unamortized identifiable intangible assets in the amount of $37,845, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $1,940, $2,074 and $10 for the years ended December 31, 2001, 2000 and 1999.

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

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The standard is effective for the Company on January 1, 2003. The Company does not believe the adoption of SFAS No. 143 will have a material impact on the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes both SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business segment (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how long-lived assets that are used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

     The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 for assets held for use to have a material impact on the consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the new standard for assets held for sale or disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, the Company cannot determine the potential effects that the adoption of these provisions of SFAS No. 144 will have on the consolidated financial statements.

(2) Acquisition of GeneScreen, Inc.

     On December 30, 1999, the Company acquired all of the outstanding shares of common and preferred stock of GeneScreen in exchange for consideration consisting primarily of up to 4,000,000 shares of the Company's Series E with a stated value of $4.50 per share. The note payable to GeneScreen related to the purchase of the Molecular Tool assets (acquired in September 1998) in the amount of $3,548 and certain other liabilities totaling $421 were also cancelled. The acquisition has been accounted for by the purchase method and, accordingly, the assets and liabilities acquired have been recorded at their fair values. The Company has included $28,530 as a beneficial conversion feature attributable to the Series E in the purchase price which was recorded as an increase to additional paid-in capital. The amount of the beneficial conversion feature was calculated as the difference between the $11.75 per share fair value of the Company's common stock on December 22, 1999, the commitment date, over the $4.50 per share conversion price.

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
                                                                -------
                                                                $42,711
                                                                =======

     As of December 31, 1999, none of the 4,000,000 shares had been issued. By January 27, 2000, 3,934,353 shares were issued, which represents all of the shares which will be issued and which are recorded as Series E mandatorily redeemable convertible preferred stock to be issued in the December 31, 1999 consolidated balance sheet. Additionally, the Company recorded a liability at December 31, 1999 of approximately $300 representing the 65,647 shares of Series E which will not be issued and for which cash will be paid in lieu of issuing Series E shares to satisfy certain regulatory requirements and to eliminate fractional shares. Of the 4,000,000 shares, shares with a value of $1,000 based on the stated value of $4.50 per share, allocated from the GeneScreen stockholders on a pro rata basis, will remain in escrow for up to one year to satisfy any claims based upon any breach of representations and warranties by the GeneScreen stockholders under the merger agreement or claims based upon any liability of GeneScreen under ERISA with respect to eligibility requirements under GeneScreen's 401(k) plan. All of these shares have been subsequently distributed. The $1,000 value of these shares has been included in the recorded purchase price. The total value at the date of acquisition of the Series E to be issued, including the beneficial conversion feature was $46,230.

     The results of operations of GeneScreen since its acquisition by the Company on December 30, 1999 through December 31, 1999 have not been included in the Company's 1999 consolidated statement of operations as they are not material to those results of operations. The results of operations have been included in the consolidated statements of operations of the Company for 2000 and 2001.

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

                                                                                  Year ended
                                                                                 December 31,
                                                                                     1999
                                                                                 ------------
                                                                                  (unaudited)
Revenues                                                                           $  15,540
                                                                                   =========
Net loss                                                                           $ (32,797)
                                                                                   =========
Net loss allocable to common stockholders                                          $ (77,351)
                                                                                   =========
Basic and diluted net loss per share allocable to common stockholders              $ (101.90)
                                                                                   =========

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

     The results of operations of Cellmark have been included in the Company's consolidated statement of operations since the date of acquisition by the Company on February 12, 2001. The pro forma results of operations of Cellmark have not been presented because they are immaterial to the Company's results of operations for 2001 and 2000.

     In addition, on February 12, 2001, the Company entered into a multi-year agreement with AstraZeneca to conduct a variety of studies using SNPs. The genotyping agreement also allows AstraZeneca access to the Company's SNP databases, the development by the Company of proprietary SNP panels, and the use of these panels in genetic association and linkage studies. In 2001, the Company recognized revenue related to the accomplishment of a milestone under this agreement of $750.

(4) Acquisition of Lifecodes Corporation

     On December 5, 2001, the Company acquired all of the outstanding equity securities of Lifecodes Corporation ("Lifecodes"). Lifecodes, now a wholly owned subsidiary of Orchid, is a leading provider of genomics testing for forensics and paternity in the US. The Company acquired Lifecodes in order to strengthen its position in the clinical testing market. Lifecodes also maintains a diagnostic kit business which will add to the Company's current products. The Company views this acquisition, in addition to the two previous acquisitions of GeneScreen and Cellmark as a significant step in providing a cost efficient high throughput clinical and diagnostic testing business. In exchange for Lifecodes equity securities the Company issued 6,622,951 shares of its common stock to former stockholders of Lifecodes, 1,414,754 shares of which the Company deposited in an escrow account and may be used to compensate Orchid in the event that it is entitled to indemnification under the Amended and Restated Agreement and Plan of Merger. The value of these escrow shares has been included in the recorded purchase price. The Company also issued 313,978 and 472,313 fully vested options and warrants, respectively, which are exercisable for Orchid common stock in exchange for certain existing Lifecodes options and warrants. The acquisition has been accounted for by the purchase method under SFAS 141, and accordingly, the assets and liabilities acquired have been recorded at their fair values.

     The fair value of the 6,622,951 shares issued in connection with the Lifecodes acquisition of $14,125 was determined based on the average market price of the Company's common stock for a reasonable period before and after the date of announcement of the acquisition, October 1, 2001. The value of the common stock options and warrants issued of $2,015 was determined by using the Black-Scholes option pricing model. Also included in the purchase price was $5,000 of Lifecodes debt repaid by the Company and a $700 working capital advance made by the Company to Lifecodes, both prior to closing the acquisition. The Company also assumed approximately $750 in acquisition related liabilities and paid $1,150 in acquisition costs, which were included in the purchase price.

         The net purchase price of $23,740 was allocated to the assets and liabilities of Lifecodes as follows:

         Cash                                                  $   472
         Accounts receivable, net                                3,452
         Inventory                                               2,325
         Property and equipment                                  5,904
         Other current and long-term assets                      1,172
         Trademark/tradename                                     1,800
         Patents and know-how                                    8,800
         Developed technology                                    4,080
         Other intangibles                                         800
         Goodwill                                                1,658
         Amounts payable and accrued expenses                   (5,380)
         Deferred revenue                                         (426)
         Capital lease obligations                                (800)
         Other liabilities                                        (117)
                                                               -------
                                                               $23,740
                                                               =======

         The results of operations of Lifecodes since its acquisition by the Company on December 5, 2001 have been included in the Company's 2001 consolidated statement of operations. Amortization of intangibles was immaterial during the period. (See note 9 for weighted average lives and expected future amortization expense)

         The following unaudited pro forma financial information presents the combined results of operations of the Company and Lifecodes as if the acquisition had occurred as of January 1, 2001 and January 1, 2000, after giving effect to certain pro forma adjustments, including amortization of other intangibles and elimination of transaction-related costs incurred by Lifecodes prior to the acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Lifecodes constituted a single entity during this period or the results of operations which may occur in the future.

                                                                                          Year ended
                                                                                December 31,       December 31,
                                                                                    2001               2000
                                                                                -----------        -------------
                                                                                (unaudited)         (unaudited)
Revenues                                                                        $  60,409             $  46,168
                                                                                =========             =========

Net loss                                                                        $ (84,815)            $ (48,894)
                                                                                =========             =========

Net loss allocable to common stockholders                                       $ (84,815)            $ (78,468)
                                                                                =========             =========

Basic and diluted net loss per share allocable to common stockholders           $   (1.95)            $   (2.77)
                                                                                =========             =========

(5) Short-Term Investments

         The cost, gross unrealized gains, and fair value for available-for-sale securities by major security type and class of security at December 31, 2001 and 2000, were as follows:

                                                                        Gross
         2001                                                        Unrealized     Fair
                                                           Cost         gains       Value
                                                           ----         -----       -----
         Debt securities of the US government            $ 6,900        $  11      $ 6,911
         Corporate debt securities                        10,101          184       10,285
                                                        --------       ------      -------
                                                         $17,001        $ 195      $17,196
                                                        ========       ======      =======
         2000

         Debt securities of the US government            $43,689        $ 572      $44,261
         Corporate debt securities                         7,569           27        7,596
                                                        --------       ------      -------
                                                         $51,258        $ 599      $51,857
                                                        ========       ======      =======


All available-for-sale securities held by the Company as of December 31, 2001 and 2000 had contractual maturity dates within one year of the date of purchase.

(6) Accounts Receivable and Credit Risks

         Accounts receivable are comprised of the following at December 31, 2001 and 2000:

                                                          2001         2000
                                                       ---------    ----------
         Billed trade receivables                       $ 12,198     $   5,366
         Unbilled trade receivables                          992           652
                                                       ---------    ----------
                                                          13,190         6,018
         Less allowance for doubtful accounts               (860)         (508)
                                                       ---------    ----------
         Accounts receivable, net                       $ 12,330     $   5,510
                                                       =========    ==========



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

(7) Inventory

         Inventory is comprised of the following at December 31, 2001 and 2000:

                                                 2001      2000
                                               --------  --------
         Raw materials                         $ 3,087    $ 3,074
         Work in progress                        1,208        452
         Finished goods                          1,059         --
                                               -------   --------
                                               $ 5,354    $ 3,526
                                               =======   ========


         Raw materials consist mainly of reagents, enzymes, chemicals and plates used in SNP scoring, genotyping and to manufacture SNPware consumables. The Company currently has only one supplier for oligonucleotides, an important raw material.

Work in progress consists mainly of case work not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

(8) Equipment and Leasehold Improvements

         Equipment and leasehold improvements are comprised of the following at December 31, 2001 and 2000:

                                                       2001         2000
                                                     --------     --------

         Laboratory equipment                        $ 21,112     $ 14,603
         Computers                                      5,949        2,792
         Furniture and fixtures                         1,912          993
         Leasehold improvements                         8,676        5,146
                                                     --------     --------
                                                       37,649       23,534
         Less accumulated depreciation                 (8,034)      (3,877)
                                                     --------     --------
                                                     $ 29,615     $ 19,657
                                                     ========     ========



         During the year ended December 31, 2001, the Company recorded an impairment charge related to certain equipment. The Company utilizes this equipment primarily to perform research and development activities and, to a limited extent, genotyping services for customers. During the first half of 2002, the Company expects to launch the second generation of this equipment. The second generation provides higher throughput at a lower cost. The Company expects to use this next generation equipment to replace the first generation equipment over time and to provide the same services and functions that the first generation equipment provided. The Company determined that a triggering event occurred for which an impairment review of this equipment was required pursuant to SFAS 121. As such, the Company performed an analysis of its future needs relating to this equipment and determined its fair value. As a result of this analysis, the Company recorded an impairment charge of $3,396 which represents the amount by which the carrying value of the equipment exceeded the related fair value.

(9) Goodwill and Other Intangible Assets

         The following table sets forth the Company's other intangible assets at December 31, 2001 and 2000:

                                                   2001        2000
                                                ---------   ---------

         Base technology                         $  9,615    $  9,215
         Customer list                              5,040       4,210
         Trademark/tradename                        3,998       1,762
         Patents and know-how                      16,718       1,100
         Developed technology                       4,080          --
         Other                                      2,543         827
                                                ---------   ---------
         Total                                     41,994      17,114
         Less accumulated amortization             (4,149)     (2,178)
                                                ---------   ---------
                                                 $ 37,845    $ 14,936
                                                =========   =========





         The Company has estimated the following useful lives as it relates to intangible assets acquired in connection with the acquisition of Lifecodes as follows:

                                                      Useful Life
                                                      -----------

         Trademark/tradename                                   10
         Patents and know-how                                  12
         Developed technology                                  10
         Other intangibles                                      3

         The weighted average useful life for these intangible assets is approximately 10.78 years. Expected future amortization expense related to the intangible assets acquired in connection with the acquisition of Lifecodes over the next five years is as follows:

         2002                                                $1,593
         2003                                                 1,593
         2004                                                 1,593
         2005                                                 1,323
         2006                                                 1,323


         During the year ended December 31, 2001, the Company recorded an impairment charge of approximately $27,256 to write-down goodwill which was recorded when the Company acquired GeneScreen on December 30, 1999. On October 1, 2001, the Company announced its intention to acquire Lifecodes (see note 4). Lifecodes operates primarily in the same industry and provides the same services as GeneScreen. Based primarily on the acquisition price for Lifecodes, among other matters, the Company determined that a triggering event occurred for which an impairment review would be required pursuant to SFAS 121. The impairment charge was recorded based on the fair value of GeneScreen as computed using a discounted cash flow valuation model. This charge reduced the unamortized goodwill recorded in the acquisition of GeneScreen to zero. This charge relates to the "services" segment of the Company's business.

         During 2001, the Company completed a series of agreements that replaces its existing collaboration agreement with Affymetrix entered into in November 1999 (see note 14). The Company also acquired from Affymetrix exclusive ownership of U.S. Patent No. 5,856,092 and its foreign counterparts and Affymetrix granted the Company a non-exclusive license to make and sell products incorporating Affymetrix's proprietary universal Tag sequences. The Company has capitalized the costs associated with this patent and license from Affymetrix, including certain required future payments, which are being amortized over their estimated useful lives. The required future payments have been recorded as liabilities in the accompanying consolidated balance sheet (see note 19).

(10) Debt

         In December 1998, the Company entered into a $6,000 equipment loan line which is secured by the purchased equipment whose availability expired in 1999. In December 2000, the Company amended the loan line and established a new borrowing base of

$8,000. At December 31, 2001 and 2000, the Company had $8,753 and $8,064
outstanding under this and the previous lines of credit. At December 31, 2001, the remaining amount available to be borrowed was $904, of which there were no loan line fees associated. If the Company does not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35,000 or twelve month's cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), the Company is required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000 (50% equal to approximately $3,000 at December 31, 2001). The Company is also required to provide a cash security deposit or obtain a letter of credit equal to $2,150 plus 50% of any future draw amount no later than June 30, 2001, unless the Company has completed a follow-on equity offering of at least $50,000 in net unrestricted proceeds. During 2001, the Company did complete a follow-on offering as described in note 16 below. However, the net unrestricted proceeds from this offering were less than the minimum amount required under the loan line. The Company has received written notice from the lender stating that the lender waived the requirement of a pledge of cash security deposit or letter of credit under this agreement. In addition, as of December 31, 2001 and just prior to the follow-on offering (see note 21), the Company does not maintain the minimum unrestricted cash defined in the Agreement. The Company has also received a waiver from its lender with respect to this financial covenant violation for this period.

         All borrowings under the facility are to be repaid in monthly principal installments plus interest over 48 months from the date of funding, with the final 15% of the original principal amount due in a balloon payment at the end of loan term. At December 31, 2001, annual interest rates on the seven draws range from 9.16% to 11.66%. During 1999, in connection with this arrangement, 20,894 warrants to purchase common stock were granted at the time of the borrowings with exercise prices which ranged from $4.50 to $12.25 per share. The fair value of these warrants of $76, as determined using a Black-Scholes option pricing model, was recorded as debt issuance costs and is being amortized over the term of the debt.

         GeneScreen had outstanding borrowings under a revolving credit agreement of $1,000 at December 31, 1999. In 2000, the Company repaid the balance and cancelled the credit facility. The note was collateralized by $400 of pledged cash and cash equivalents on deposit at the financial institution until the loan was repaid.

         Long-term debt is comprised of the following at December 31, 2001 and 2000:

                                                                       2001       2000
                                                                    ---------   ---------
         Equipment loan line secured by purchased equipment         $   8,753   $   8,064
         Notes payable to former employees,
            net of unamortized discount                                   222         407
         Capital lease obligations and other long-term debt               749          18
                                                                    ---------   ---------
                                                                        9,724       8,489
         Less current portion                                           3,397       2,337
                                                                    ---------   ---------
         Long-term debt, less current portion                       $   6,327   $   6,152
                                                                    =========   =========


         The scheduled maturities of long-term debt outstanding as of December 31, 2001 are summarized as follows:

         2002                                               $  3,397
         2003                                                  3,498
         2004                                                  2,170
         2005                                                    659
                                                            --------
                                                            $  9,724
                                                            ========

 (11) Accrued Expenses

         Accrued expenses are comprised of the following at December 31, 2001 and 2000:

                                                               2001      2000
                                                            -------    ------

         Employee compensation                              $ 2,803    $1,142
         Current portion of patent obligation                 1,447        --
         Royalties on licensed technology                       866       456
         Customer obligations                                    --       721
         Professional fees                                    1,348       932
         Acquisition related liabilities                        750        --
         Other                                                1,966       783
                                                            -------    ------
                                                            $ 9,180    $4,034
                                                            =======    ======
(12) Income Taxes

         No Federal or state taxes are payable as of December 31, 2001 and 2000. As of December 31, 2001, the Company has approximately $134,200 of Federal and $134,500 of state net operating loss ("NOL") carryforwards available to offset future taxable income. The federal and state NOL carryforwards will begin expiring in 2003 and 2002, respectively, if not utilized. As a result of our acquisitions of GeneScreen and LifeCodes, the Company acquired Federal NOL's of approximately $4,536 and $1,693, respectively. In the event that the Company becomes profitable in the future and is able to utilize these NOL's, these acquired NOL carryforwards will not be reflected as income tax benefits in the results of operations, but as a reduction of intangible assets and goodwill related to these acquisitions. The Company also may receive tax benefits in the future relating to stock option deductions that will not be reflected in the results of operations.

         The Tax Reform Act of 1986 ("the Act") provides for a limitation on the annual use of NOL carryforwards (following certain ownership changes, as defined by the Act) which could significantly limit the Company's ability to utilize these carryforwards. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. The Company has not yet determined whether or not ownership changes, as defined by the Act, have occurred. Additionally, because US tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for Federal income tax purposes.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are presented below:

                                                               2001           2000
                                                            ----------      --------
Deferred tax assets:
         Net operating loss carryforwards                   $   56,837      $ 35,474
         Compensation related items                              5,769         3,991
         Amortization and depreciation                           1,542           752
         Deferred revenue                                           91           408
         Other                                                     432           216
                                                            ----------      --------
               Total gross deferred tax assets                  64,671        40,841
         Less valuation allowance                              (58,220)      (40,841)
                                                            ----------      --------
               Net deferred tax assets                           6,451            --

Deferred tax liabilities:

         Intangible assets                                      (6,451)           --
                                                            ==========      ========

               Net deferred taxes                           $       --      $     --
                                                            ==========      ========

         At December 31, 2001 and 2000, valuation allowances of $58,220 and $40,841, respectively, have been recognized to offset the net deferred tax assets as realization of these assets is uncertain. The net change in the valuation allowance for 2001 and 2000 were increases of $17,379 and $23,391, respectively, related primarily to additional net operating losses incurred by the Company.

         Based on the Company's net loss before income taxes during 2001, 2000 and 1999, the Company would have recorded a tax benefit. During 2001, the Company recorded approximately $27,256 as an impairment to goodwill, which is considered a permanent difference and will not be deductible for tax purposes in future years. This permanent difference reduced the expected tax benefit in 2001. There was also an increase in the valuation allowance during 2001 due to uncertainty regarding the realization of deferred taxes which further reduced the actual tax benefit to zero. During 2000 and 1999, the Company recorded increases in the valuation allowance due to uncertainty regarding the realization of deferred taxes which reduced the Company's actual income tax benefit to zero in those years.

(13) Segment Information

         The Company operates in two segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of each of them are as follows: (i) the business which markets equipment, consumables for SNP scoring analysis, and kits for genetic analysis ("Products"); and (ii) the business which performs genotyping services including DNA laboratory analysis for paternity, transplantation and forensic testing and SNP scoring services ("Services"). The Company allocates the majority of its corporate and other general and administrative expenses to its reportable segments based upon actual usage, occupancy, percentage of each segments' revenue to the consolidated revenue and other correlations with operating metrics. During 2001 and 2000 the chief operating decision maker of the Company measured segment profit/(loss) using operating loss, which excludes other income (expense). The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as discussed in note 1. Prior to the acquisition of GeneScreen on December 30, 1999, the Company was operated and managed as one business. No segment information is presented as the 1999 activity is that of Orchid only.

        During 2002, the Company began the process of realigning its business for marketing purposes into four business units. These business units will consist of Orchid Life Sciences, Orchid Identity Genomics, Orchid Diagnostics and Orchid GeneShield. These business units may or may not constitute reportable segments in 2002. Accordingly, goodwill by reportable segment has not been deteremined.

         In 2000, the Company changed its basis of segmentation from "Orchid" and "GeneScreen" to "Products" and "Services" to reflect how the chief operating decision maker now views the business. Also, in 2001, the Company changed the segment for license and other revenues. In 2000, these revenues were included in products, however, in 2001, the chief operating decision maker determined that such revenues should be included in its service segment. These changes had no material impact on the previously reported segment information Segment information as of and for the years ended December 31, 2001 and 2000 is as follows:

---------------------------------------------------------------------------------------------------
          Year ended December 31, 2001               Products         Services          Total
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Revenues from external customers                         $   5,333      $   25,882        $  31,215
---------------------------------------------------------------------------------------------------
Segment operating loss                                     (22,606)        (64,183)         (86,789)
---------------------------------------------------------------------------------------------------
Depreciation and amortization expense                        1,753           6,153            7,906
---------------------------------------------------------------------------------------------------
Non-cash stock based compensation                            1,348           1,923            3,271
---------------------------------------------------------------------------------------------------
Capital expenditures                                         3,187           6,890           10,077
---------------------------------------------------------------------------------------------------
Impairment of assets                                           858          29,794           30,652
---------------------------------------------------------------------------------------------------
Total assets                                                31,848          89,068          120,916
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

          Year ended December 31, 2000
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Revenues from external customers                             6,295          12,086           18,381
---------------------------------------------------------------------------------------------------
Segment operating loss                                     (45,381)         (5,581)         (51,358)
---------------------------------------------------------------------------------------------------
Depreciation and amortization expense                       (3,988)         (2,501)          (6,489)
---------------------------------------------------------------------------------------------------
Non-cash research and development expense                   (4,775)             --           (4,775)
---------------------------------------------------------------------------------------------------
Non-cash stock based compensation                           (4,892)           (650)          (5,542)
---------------------------------------------------------------------------------------------------
Capital expenditures                                        10,243           2,494           12,737
---------------------------------------------------------------------------------------------------
Total assets                                               103,857          38,470          142,327
---------------------------------------------------------------------------------------------------


         During 2001, the Company generated approximately $3,388, or 64% of products revenue from four customers. These customers represented approximately 30%, 14%, 10%, and 10%, respectively. During 2001, the Company entered into 2 license agreements which accounted for 48% and 18% of the total license revenues of $2,755. During 2001, the Company generated approximately $8,304 or 32% of service revenue from four customers. These customers represented approximately 12%, 9%, 6%, and 5%, respectively. During 2000, the Company generated approximately $5,943, or 49% of service revenue from four customers. These four customers represented approximately 20%, 11%, 9% and 9%, respectively. During 2000, the Company entered into three license agreements which accounted for approximately $2,800 of total license revenues. One customer, to which the Company primarily sells SNPware consumables, represented approximately 11% of consolidated revenue for 2000. During 1999, the Company generated contract revenue and grant revenue of approximately 46% and 38%, respectively, of total consolidated revenue from two customers.

         As a result of the Company's acquisition of Cellmark in February 2001, the Company now has significant international operations, primarily in the UK. During the year ended December 31, 2001, the Company recorded revenues from international customers, primarily from Cellmark, of approximately $8,510, or 27% of total consolidated revenues. One customer represented approximately 29% of total international revenues for 2001.

(14) Agreements

         In August 1995, the Company entered into an Investment Agreement and a Development and License Agreement with Sarnoff and SmithKline Beecham ("SB"), which were amended in 1997 and 1998 (as amended, the "Agreements").

         Under the Agreements, Sarnoff granted to the Company a perpetual, royalty-free, exclusive, worldwide license for certain technology. In addition, Sarnoff agreed to provide, for standard fees paid by third parties, contract research services necessary under the Agreements to the Company. In consideration for the license, the Company issued 670,000 shares of Series A convertible preferred stock ("Series A") to Sarnoff. No value was ascribed to the license or the stock as the Company was controlled by Sarnoff at the time and because the license had a carrying value of $0 on Sarnoff's books. In 2001, 2000 and 1999 Sarnoff provided contract research services of $0, $0 and $931, respectively. The Company's office was also located in the Sarnoff facility until 1998 and Sarnoff provided certain administrative support, for which the Company paid Sarnoff; expenses related to these items totaled $0, $0 and $64 in 2001, 2000 and 1999, respectively.

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

         In accordance with the Agreements, in October 1995, SB purchased 41,667 shares of Series B convertible preferred stock ("Series B") for $800. SB also agreed to provide research and development funding of up to approximately $16,000 for the design and testing of a product for certain applications and is required to make further payments of up to $8,000 upon the achievement of certain technical milestones. The Company met its first milestone in 1996 and received a milestone payment of $1,500 and issued 26,973 shares of Series B to SB. The Company allocated $518 of this amount to the Series B shares, which was the fair value at the time of issuance and recorded the remaining $982 of this milestone payment as contract revenue. The Company paid $350 of this amount to Sarnoff as a milestone payment. In 1997, SB advanced a portion of the second milestone payment. This advance totaled $1,320 and was recorded as a milestone advance at December 31, 1997. In 1998, the Company and SB entered into an agreement acknowledging that a portion of the second milestone had been accomplished and therefore, a portion of the second milestone payment equal to the $1,320 milestone advance was therefore earned and non-refundable. No further performance obligations remained related to this acknowledged portion of the milestone. They also agreed that SB would receive 35,200 shares of Series B, the number of shares proportionate to the milestone fee earned. Those shares were issued in 1999. The Company allocated $211 of this amount to the Series B shares, which was the fair value at the time of the agreement and recorded the remaining $1,109 of this milestone payment as contract revenue. Any future milestone payments are subject to reduction for cost overruns funded by SB or delays in the timing of the performance of the milestones and the Company is obligated to pay Sarnoff 10% of any future milestone payments received. Any payments to Sarnoff will be capitalized to the extent that the technology has reached technological feasibility or has alternative uses; otherwise the payments will be expensed to research and development. The Company is required to issue a total of up to 96,533 additional shares of Series B for no additional consideration upon the payment by SB to the Company of these remaining milestones. During 2001, 2000, and 1999 the Company did not recognize any contract revenue from SB.

         In December 1997, in consideration for an amendment to the Agreements, the Company issued to SB an additional 75,000 shares of common stock and warrants to purchase 275,000 shares of common stock at an exercise price of $11.10 per share. Warrants to purchase 138,000 shares of common stock became exercisable immediately with the 137,000 remaining warrants vesting upon the payment of the next milestone payment to the Company. All of these warrants expire in December 2002. Also, the Company is obligated to issue up to an additional 20,000 shares of common stock to SB upon the exercise of certain options to acquire additional licenses for technology under the License and Option Agreement discussed below. As of December 31, 1999 and 1998, the Company was obligated to issue 10,000, and 5,000 shares (including the 5,000 shares from 1998) of common stock, respectively, to SB related to the option fields exercised by the Company in 1999 and 1998, respectively. The fair value of these 5,000 shares of common stock in 1999 and 1998 was $59 and $17, respectively, and has been recorded as research and development expense. Common stock to be issued has been recorded in the amounts of $76 and $17 at December 31, 1999 and 1998, respectively. The 10,000 shares were issued in February 2000.

         In December 1997, the Company entered into a License and Option Agreement ("Option Agreement") with Sarnoff under which the Company has options to obtain exclusive licenses for the use of certain technology in four designated areas: genomics, certain high throughput screening, analysis and synthesis and cell-based assays. In addition, the Company obtained non-exclusive and exclusive licenses in a certain field. In consideration of the licenses obtained under the Option Agreement, the Company issued to Sarnoff 82,500 shares of common stock, with a fair value of $186 and 167,500 shares of Series A, with a fair value of $1,290, of which both amounts were recorded as research and development expense in the 1997 consolidated statement of operations. Concurrent with the exercise of each option, the Company is obligated to issue 33,300 shares of common stock and 66,700 shares of Series A to Sarnoff and to fund research to be performed by Sarnoff at an amount as defined in the contract, but no less than a total of $5,500 over 4 years. In both December 1998 and 1999, the Company exercised one of its options under the Option Agreement. In consideration for the options, the Company issued to Sarnoff 33,300 shares of common stock in each of 1998 and 1999, with a fair value of $115 in 1998 and $391 in 1999, and 66,700 shares of Series A in each of 1998 and 1999, with a fair value of $400 in 1998 and $784 in 1999, which amounts were recorded as research and development expense in the 1998 and 1999 consolidated statements of operations. All of the amounts noted above which were paid as consideration for licensed technology have been recorded as research and development expense as the technology licensed has not reached technological feasibility and has no alternative uses.

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

         On March 27, 1998, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). In 1999, Motorola exercised an option to acquire a license under this agreement, effective January 1, 2000, by making a $100 payment. This amount has been recorded as deferred revenue at December 31, 1999. During 2000, the Company recognized $333 in license revenues which consisted of the $100 deferred at December 31, 1999 and an additional $233 earned and received pursuant to the agreement. During 2001, the Company recognized approximately $666 in revenues pursuant to the agreement.

         On November 11, 1998, the Company entered into a Collaboration Agreement with Motorola to jointly perform certain research and development activities. Motorola intended to invest cash or in-kind payments of at least $5,000 over a 30-month period in these activities. Total cash payments of at least $1,700 were to be made to the Company for services in support of the collaboration. Motorola made a payment to the Company in 1998 of $250, which was recorded as deferred revenue as of December 31, 1998 and which was recognized as revenue in 1999. On October 25, 1999, this agreement was terminated, as allowed under the Collaboration Agreement causing all research and development activities to cease. In 1999, Motorola made additional payments under this agreement aggregating $505, of which the Company recognized $245 as revenue and $260 is recorded as a liability at December 31, 1999 as it relates to work which will not be performed given the termination of the agreement. The Company also recorded approximately $333 as contract revenue-unrelated party in 1999 and as a termination fee receivable at December 31, 1999. This shutdown was completed in 2000. As of December 31, 2000, the $260 liability and $511 receivable are reflected in the accompanying consolidated balance sheet. These amounts were settled during 2001.

         On February 21, 2000, the Company entered into an Agreement for the License and Supply of Terminators with PerkinElmer (formerly known as NEN Life Science Products, Inc.) pursuant to which PerkinElmer has agreed to supply the Company with terminators for use in the Company's SNP kits. In consideration of PerkinElmer's agreement to supply the Company with terminators at favorable prices, the Company sold PerkinElmer 125,000 shares of its common stock for a purchase price of $750 and paid PerkinElmer an up-front fee of $750. The Company also agreed to pay PerkinElmer a certain percentage of net sales revenue based on the number of SNP kits sold, in certain cases. The 125,000 shares had a fair value of $1,500 on the date of the agreement. Since the products being supplied are used in the Company's current products and may be used in future products, the Company deferred and is amortizing the $750 up-front fee plus the $750 excess of the fair value of the issued common stock over the purchase price (or a total of $1,500) over the estimated four year term of the agreement on a straight-line basis. The Company measured the fair value of the common stock on the date of the agreement as these shares were fully paid and nonforfeitable on that date. The Company is required to purchase quantities of products with an approximate minimum value during each annual period from the effective date as follows: first year $333, second year $700, third year $990 and fourth year $1,320. Either party can terminate the agreement any time after four years from the commencement date, without cause, upon 90 days written notice. During 2001, the Company did purchase the minimum quantity as called for under the agreement.

         In July 2000, the Company expanded its collaboration with The SNP Consortium Ltd. under which the Company will perform certain SNP scoring services for determining the allelic frequency of 60,000 SNP genomic markers in diverse populations. The Company will bear all costs to perform these services. To fulfill its commitment under this collaboration, the Company has accelerated the hiring of personnel for, and use of SNPware consumables in the Company's MegaSNPatron facility, resulting in additional research and development expenses in 2000 and 2001. The Company also accelerated previously planned capital expenditures relating to the build-out of the MegaSNPatron facility of several million dollars in 2000. In exchange, the Company has the right to commercialize certain technology developed as a result of performing these services. The collaboration continued into 2001. The agreement was further amended in November 2000 to include potential milestone payments to the Company. During 2001, the Company recognized approximately $250 in revenue for achieving certain milestones.

         In July 2001, the Company completed a series of agreements that replace its existing collaboration agreement with Affymetrix entered into in November 1999, which combines the Company's primer extension technology with the Affymetrix

         GeneChip(R) GenFlex(TM) Tag Array in the Company's SNPcode genotyping kits. In addition, the Company also acquired from Affymetrix exclusive ownership of U.S. Patent No. 5,856,092 and its foreign counterparts (see note 9). Under the terms of these agreements, Affymetrix will supply GenFlex arrays to the Company that the Company will use to provide SNPcode-based genotyping services to its customers and distribute GenFlex arrays in connection with SNPcode reagents to its customers to conduct primer extension-based genotyping using the Affymetrix GeneChip system. Also, Affymetrix granted the Company a non-exclusive license to make and sell products incorporating Affymetrix's proprietary universal Tag sequences (see note 9 and 19).

         During 2001, the Company has entered into various collaboration agreements under which the Company recognized revenue. These agreements had varying terms and included but were not limited to: (i) services agreements whereby the Company would provide genetic analysis services; (ii) services agreements under which the Company would provide genotyping services; (iii) license agreements which granted third parties royalty bearing, non-exclusive and exclusive licenses to use its SNP-IT single base primer extension technologyto produce and sell reagent kits and software incorporating the Company's technology; (iv) and agreements under which the Company would provide SNPstream instruments and SNPware consumables. The Company received fees associated with these agreements which were recognized as revenue in 2001 and 2000. The Company is entitled to receive royalties on product sales, if any, for the duration of any of its license agreements.

(15) Stock Incentive Plan

         During 1995, the Company established the 1995 Stock Incentive Plan ("the 1995 Plan"), which provides for the granting of restricted common stock or incentive and nonqualified stock options to directors, employees and consultants. An aggregate of 3,500,000 shares of the Company's common stock is authorized to be issued under the 1995 Plan. During 2000, the Board of Directors and stockholders of the Company approved the 2000 Employee, Director and Consultant Stock Incentive Plan ("the 2000 Plan") for the issuance of common stock, incentive stock options and nonqualified stock options to employees, directors and consultants. The Company is authorized to issue options for up to 4,500,000 shares of the Company's common stock. The options granted are exercisable generally for a period of ten years after the date of grant and generally vest over a four-year period. The Plans provide that in the event of a change in control in the beneficial ownership of the Company, as defined, all options may at the discretion of the compensation committee become fully vested and exercisable immediately prior to the change in control. The plans also specify other terms such as eligibility and annual limits.

A summary of activity under the 1995 and 2000 Plans is as follows:

                                                                                        Weighted average
                                                                                                exercise
                                                                                                   price
                                                                                Options        per share
         Balance at December 31, 1998                                          634,361              0.68
               Granted                                                         957,529              1.25
               Exercised                                                       (35,399)             0.40
               Cancelled                                                       (93,480)             0.83
                                                                           -----------
         Balance at December 31, 1999                                        1,463,011              1.05
               Granted                                                       2,362,977              9.25
               Exercised                                                      (183,084)             0.75
               Cancelled                                                       (50,367)             1.96
                                                                           -----------
         Balance at December 31, 2000                                        3,592,537             $6.44
               Granted                                                       2,192,126              4.51
               Exercised                                                      (134,814)             1.25
               Cancelled                                                      (520,668)             8.51
                                                                           -----------
         Balance at December 31, 2001                                        5,129,181             $5.54
                                                                           ===========

         At December 31, 2001, the 1995 and 2000 Plans had the following options outstanding and exercisable by price range, as follows:

                                   Options outstanding                               Options exercisable
                  -------------------------------------------------------       -----------------------------
       Range                    Weighted average         Weighted average       Number       Weighted average
    of exercise    Number           remaining             exercise price          of          exercise price
      prices      of shares     contractual life             per share          shares           per share
    -----------   ---------     ----------------         ----------------       -------      ----------------
     $.001-.75      193,515       6.14 years                   $0.64            187,757           $ 0.64
       1.25         895,106       7.71 years                    1.25            537,863             1.25
    2.26 - 4.56   1,329,785       9.53 years                    3.38            251,770             2.82
    4.58 - 6.00   1,648,684       8.29 years                    5.55            789,701             5.74
   6.05 - 12.00     865,011       8.66 years                    9.50            321,542            10.10
   12.12 - 49.75    197,080       8.62 years                   26.91             85,852            24.83
                 ----------       ----------                  ------         ----------           ------
                  5,129,181       8.50 years                  $ 5.54          2,174,485           $ 5.25
                 ==========       ==========                  ======         ==========           ======

         The Company applies APB Opinion No. 25 in accounting for its stock option plans. In 2001, 2000 and 1999, certain employees of the Company were granted options to acquire 2,150,276, 2,146,670 and 870,329 shares of common stock, respectively. Included in the 2,146,670 options granted in 2000 to employees were 800,000, including 600,000 to executive officers, performance-based options at an exercise price of $6.00 for which compensation expense will be measured as the difference between the fair value of the common stock at the time the performance criteria is met and the exercise price and will be immediately recorded as compensation expense. During 2001, 200,000 of the 600,000 performance based stock options issued to executives in 2000 were forfeited as the performance criteria was not met. The weighted average fair values of common stock for the years ended December 31, 2000 and 1999 were $16.37 and $5.58 per share, respectively. During 2000 and 1999, the difference between the respective exercise prices at the grant dates and the fair value of the common stock on the dates of grant has been recorded as deferred compensation of $8,105 and $6,995, respectively, which is being amortized on a straight-line basis to expense over the respective vesting periods. During 2001, all stock options granted by the Company were made at fair value on the date of grant.

         Had the Company determined compensation cost for options based on the minimum value method at the measurement date for 2000 (pre-IPO), and 1999 and the fair value method for 2001 and 2000 (post IPO) for its stock options under SFAS No. 123, the Company's net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below:

                                                                 Year ended December 31,
                                                        -----------------------------------------
                                                          2001           2000             1999
                                                        ---------      ---------        ---------
        Net loss allocable to common stockholders:
             As reported                                 $(84,678)      $(77,441)        $(72,774)
                                                        =========      =========        =========
             Pro forma under SFAS No. 123                $(88,619)      $(79,838)        $(72,975)
                                                        =========      =========        =========
        Basic and diluted net loss per share
          allocable to common stockholders:
             As reported                                 $  (2.27)      $  (3.58)        $ (95.87)
                                                        =========      =========        =========
             Pro forma under SFAS No. 123                $  (2.38)      $  (3.69)        $ (96.14)
                                                        =========      =========        =========

        In 2001, 2000 and 1999, the Company granted options to certain non-employees to purchase 41,850, 216,307 and 87,200 shares of common stock, respectively. Options to non-employees were also granted prior to 1999. Such options vest over a three or four year period based upon future service requirements. The Company recorded deferred compensation of $129, $2,344, and $1,085 for 2001, 2000 and 1999, respectively, based on the fair value at the grant date as determined using a Black-Scholes option pricing model. Such deferred compensation is being amortized to expense using the methodology prescribed in FASB Interpretation No. 28 over the respective vesting periods. In accordance with EITF Issue 96-18, the amount of compensation expense to be recorded in future periods related to the 2001, 2000 and 1999 grants is subject to change each reporting period based upon changes in the fair value of the Company's common stock, estimated volatility and risk free interest rate until the non-employee completes performance under the option agreement. Changes in deferred compensation in the amount of $(2,689), $537, and $857 were recorded in 2001, 2000 and 1999, respectively, related to the remeasurement of the non-employee grants. 173,061 options subject to this treatment remain unvested at December 31, 2001.

        The per share weighted-average fair value (post-IPO) and minimum value (pre-IPO) of the stock options granted to employees during 2001, 2000 and 1999 was $3.50, $15.01 and $8.71 per share, respectively, on the date of grant. The per share weighted-average fair value of stock options granted to non-employees during 2001, 2000 and 1999 was $3.62, $16.25 and $7.34 per share, respectively, on the date of grant. Such values were determined using the minimum value method for employees (for 2000 pre-IPO, and 1999) and the Black Scholes option-pricing model for employees during 2001 and 2000 (post-IPO) and for non-employees during 2001, 2000 and 1999 with the following weighted-average assumptions: expected dividend yield 0%; risk free interest rate of 5% and 6.5% for employees and non-employees for 2001, 6.5% for both employees and non-employees for 2000, and 5.0% for both employees and non-employees for 1999, volatility of 90% for both employees (post-IPO) and non-employees in 2001 and 2000, and 70% in 1999; and an expected option life of 7 years for employees and 10 years for non-employees for all three years.

(16) Mandatorily Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Common Stock

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

         In 1997 and 1998, the Company issued warrants to purchase 60,000 and 25,000 shares of common stock at $11.10 and $12.25 per share, respectively, to an executive officer of the Company. The warrants vest based upon specific performance criteria, which were met for 70,000 warrants by December 31, 1999. No additional warrants vested in 2000 or 2001.

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

         On May 10, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. This will permit the Company, from time to time, to offer and sell various types of securities, up to a total value of $75,000. The Company filed the registration statement to gain additional flexibility in accessing capital markets for general corporate business purposes. In June 2001, the Company sold 5,950,000 shares to a group of new and existing stockholders at a price of $6.00 per share. The shares of common stock were offered through a prospectus supplement pursuant to the Company's effective shelf registration statement. The offering raised net proceeds of approximately $33,150 which will be used for general corporate business purposes (see note 21).

(17) Stockholder Rights Plan

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

         Initially, the Rights will be attached to all common stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a Distribution Date, as defined in the Rights Plan, will occur if certain events as described below transpire. Rights will also be attached to all shares of common stock issued following the Record Date but prior to the Distribution Date. The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 16, 2011, unless earlier redeemed by the Company. The Distribution Date has not occurred as of December 31, 2001.

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

(18) Employee Benefit Plan

       Effective January 1, 1999, the Company sponsors a defined contribution 401(k) savings plan (the 401(k) Plan) covering all employees of the Company. Participants can contribute up to 15% of their pretax annual compensation to the 401(k) Plan, subject to certain limitations. The Company matches 50% of the participant's contribution, up to 4% of compensation. For 2001, 2000 and 1999 the Company's contributions amounted to $265, $108 and $119, respectively, in accordance with the terms of the Plan.

(19) Commitments and Contingencies

       The Company leases office and laboratory facilities under non-cancelable operating lease arrangements. Future minimum rental commitments required by such leases as of December 31, 2001 are as follows:

        2002                                                     $ 3,811
        2003                                                       3,653
        2004                                                       3,272
        2005                                                       2,909
        2006                                                       2,264
        Thereafter                                                 4,652
                                                                 -------
                                                                 $20,561
                                                                 =======

       Rent expense aggregated $2,313 in 2001, $1,437 in 2000, and $926 in 1999.

       The Company has capital leases for certain machinery and equipment. Minimum lease payments, including interest, under capital leases at December 31, 2001 are as follows:

         2002                                                            $355
         2003                                                             420
         2004                                                             103
                                                                      -------
         Total minimum lease payments                                     878
         Less amounts representing interest                               129
                                                                      -------
         Present value of future minimum lease payments                   749
         Less current portion                                             445
                                                                      -------
         Obligations under capital leases, less current portion          $304
                                                                      =======

         In connection with the Company's acquisition of certain patents in 2001, the Company assumed an obligation to pay future amounts over the next three years. The obligation has been recorded in the accompanying consolidated balance sheet as of December 31, 2001, at the net present value of the future obligations. The payments which are to be made to the original patent holder are as follows:

         2002                                                         $ 1,492
         2003                                                           1,178
         2004                                                             310
                                                                      -------
         Total                                                          2,980

         Less amount that represents interest                            (255)
                                                                      -------

         Net present value of future obligations                      $ 2,725
                                                                      =======

         The Company is also obligated to pay minimum royalties related to these patents of $1.2 million in 2005, $1.6 million in 2006, and $1.9 million in 2007 until the expiration of the agreement.

         Effective January 2000, the Company entered into three-year employment agreements with two executives of the Company. In certain cases, the Company may be obligated to pay the executives' salary and benefits for up to eighteen months after leaving the Company.

         On or about November 21, 2001, the Company was made aware of a complaint filed in the United States District Court for the Southern District of New York naming the Company as defendants, along with certain of our officers and underwriters. The complaint purportedly is filed on behalf of persons purchasing the Company's stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, in connection with the Company's May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company's stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company's registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On February 13, 2002, the Company received a Notice of Lawsuit and Request for Waiver of Service of Summons and a copy of the complaint filed in the United States District Court for the Southern District of New York in connection with the class action lawsuit. The notice included a request on behalf of the plaintiffs that the Company waive formal service of a judicial summons. Such a waiver is a customary cost-savings procedure in complex litigation that will enable the action to proceed as if formal service of the summons had been made on the date that the waiver is filed. The Company intends to provide the requested waiver. The Company has not reserved any amount related to this case as the Company believes that the allegations are without merit and intends to vigorously defend against the plaintiffs' claims.

         The Company has been in discussions with St. Louis University of St. Louis, Missouri regarding its belief that our SNP scoring technology infringes certain claims under U.S. patent 5846710, which is controlled by the University. Although the Company is confident that its SNP scoring technology does not infringe any claims under the University's patent, the Company nonetheless entered into discussions with the University regarding the scope of these claims in the hope of resolving the issue. Upon the Company's failure to reach agreement with the University, in August 2000 the Company filed a lawsuit against the University in the U.S. District Court for the Southern District of California, Case No. 00CV1558L (JFS), seeking declaratory judgment of non-infringement, invalidity and non-enforceability with respect to the University's patent. While the Company believes that its position in this action is strong, patent litigation is complex and might result in claims against the Company, including patent infringement. As a result, the outcome of this action is uncertain. Furthermore, while we are seeking declaratory judgment in this action, the lawsuit could take significant time, be expensive and divert our management's attention from other business concerns.

        Additionally, the Company has other certain claims against it arising from the normal course of its business. The ultimate resolution of such matters, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

(20) Quarterly Financial Data (Unaudited)

        The following tables represent certain unaudited consolidated quarterly financial information for each of the quarters in 2001 and 2000. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the annual consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the period presented.

                                                                  QUARTERS ENDED

                                          March 31,          June 30,     September 30,     December 31,
                                               2001              2001              2001             2001
                                          ---------          --------     -------------     ------------
Total revenues                             $  5,635          $  6,718         $   7,431        $  11,431
Gross margin on product revenue
      and access fees                           190               344               695               81
Gross margin on clinical laboratory
      testing                                 1,025             1,565             1,431            2,460
Net loss                                    (11,491)          (14,307)          (41,850)         (17,030)
Net loss allocable
      to common stockholders                (11,491)          (14,307)          (41,850)         (17,030)
Basic and diluted net
      loss per share allocable to
      common stockholders                  $  (0.34)         $  (0.41)        $   (1.06)       $   (0.41)

                                                                 QUARTERS ENDED

                                          March 31,          June 30,     September 30,     December 31,
                                               2000              2000              2000             2000
                                        -----------     -------------     -------------   --------------
Total revenues                             $  3,466          $  4,594          $  4,931         $  5,390
Gross margin on product revenue
      and access fees                           172               148               182              217
Gross margin on clinical laboratory
      testing                                   641               684               775              708
Net loss                                     (7,579)          (17,968)           (8,986)         (13,334)
Net loss allocable
      to common stockholders                (37,153)          (17,968)           (8,986)         (13,334)
Basic and diluted net
      loss per share allocable to
      common stockholders                  $ (40.30)         $  (0.94)         $  (0.27)        $  (0.40)

(21) Subsequent Event

         On March 5, 2002 we completed an offering through which we sold 9.0 million shares, including an overallotment, to a group of new and existing shareholders. The shares of common stock were offered through a prospectus supplement pursuant to our effective shelf registration statement. We generated net proceeds as a result of this offering of approximately $21.1 million.

                                                                     Schedule II

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

 Column A                                   Column B             Column C              Column D       Column E
 --------                                   --------             --------              --------       --------
                                           Balance at    Charged to    Charged to
                                          Beginning of     Costs &        Other                      Balance at
Description                                  Period       Expenses    Accounts(net)    Deduction    end of period
-----------------------------------------------------------------------------------------------------------------
2001:
     Allowance for doubtful accounts           508          106            375/1/         129             860
2000:
     Allowance for doubtful accounts           218          445             --            155             508
1999:
     Allowance for doubtful accounts            --           --            218/1/          --             218

--------
/1/ Relates to an increase in the Company's allowance for doubtful accounts recorded upon the acquisitions of Lifecodes and Genescreen, which effect has not been included in the Company's consolidated results of operations.

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

Item 14(a)(1)     See "Index to Consolidated Financial Statements and Financial
and (2) Statement Schedules" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 14(a)(3) Exhibits
              --------

              The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

  Exhibit
  -------
  Number                                        Description
  ------          --------------------------------------------------------------
       (1)2.1     Agreement and Plan of Merger by and among the Registrant, GS
                  Acquisition Corp. and GeneScreen, Inc., dated December 21,
                  1999 (filed as Exhibit 2)
       (2)2.2     Amended and Restated Agreement and Plan of Merger by and among the Registrant, Persia Merger Sub, Inc., Lifecodes Corporation
                  and certain stockholders of Lifecodes Corporation, dated as of
                  November 5, 2001 (filed as Annex A)
       (1)3.1     Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2)(3)3.2 Certificate of Amendment to the Restated
                  Certificate of Incorporation of the Registrant, dated June 12,
                  2001 (filed as Exhibit 3.2)
       (3)3.3     Certificate of Designations, Preferences, and Rights of
                  Series A Junior Participating Preferred Stock of the
                  Registrant, dated August 1, 2001 (filed as Exhibit 3.3)
          3.4     Second Amended and Restated Bylaws of the Registrant
       (4)4.1     Specimen certificate for shares of common stock (filed as
                  Exhibit 4.1)
       (5)4.2     Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company,
                  which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred
                  Stock, $0.001 par value, as Exhibit A, the form of rights
                  certificate as Exhibit B and the summary of rights to purchase
                  Series A Junior Participating Preferred Stock as Exhibit C.
                  Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as
                  defined in the Rights Agreement) (filed as Exhibit 4.1)
      (1)10.1     1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock
                  options (filed as Exhibit 10.1)
      (1)10.2     2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive
                  stock options (filed as Exhibit 10.2)
      (1)10.3     Executive Benefit Program, including Executive Deferred
                  Compensation Plan and Executive Severance Plan (filed as
                  Exhibit 10.3)
      (1)10.4     Lease Agreement by and between College Road Associates,
                  Limited Partnership and the Registrant, dated March 6, 1998
                  (filed as Exhibit 10.4)
      (1)+10.5    Collaboration Agreement, by and between the Registrant and
                  Affymetrix, Inc., dated November 5, 1999, as amended by
                  Amendment No. 1, dated November 12, 1999 (filed as Exhibit
                  10.5)
      (1)10.6     License and Option Agreement, dated December 10, 1997, by and between Sarnoff Corporation and the Registrant, as amended by
                  Amendment to License and Option Agreement, dated as of April
                  13, 2000, by and between Sarnoff Corporation and the
                  Registrant (filed as Exhibit 10.6)
      (1)10.7     Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Dale R. Pfost, Ph.D. (filed as
                  Exhibit 10.7)
      (1)10.8     Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Donald R. Marvin (filed as Exhibit
                  10.8)
     (1)+10.9     Agreement for the License and Supply of Terminators, dated
                  February 16, 2000, by and between the Registrant and NEN Life
                  Science Products, Inc. (filed as Exhibit 10.9)
   (6)++10.10     Non-Exclusive License Agreement by and between Registrant and
                  Applied Biosystems, dated as of July 1, 2000 (filed as Exhibit
                  10.1)
   (6)++10.11     Non-Exclusive License Agreement by and between Registrant and
                  Amersham Pharmacia Biotech, Inc., dated as of June 12, 2000
                  (filed as Exhibit 10.2)
   (6)++10.12     License and Supply Agreement for Automated SNP Analysis by and
                  between Registrant and Bristol-Myers Squibb Company, dated as of June 12, 2000 (filed as Exhibit 10.3)
  (7)+++10.13     Genotyping Collaboration Agreement, dated as of February 12,
                  2001, by and between the Registrant and AstraZeneca UK, Limited (filed as Exhibit 10.13)
     (7)10.14     Investor Rights Agreement, dated as of February 12, 2001, by and between Registrant and AstraZeneca UK, Limited (filed as
                  Exhibit 10.14)
     (8)10.15     Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)
     (8)10.16     Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)
     (8)10.17     Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)
         21.1     Subsidiaries of the Registrant

         23.1     Consent of KPMG LLP

  + Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Act, filed on February 18, 2000, April 7, 2000, and May 1, 2000.
 ++ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Act, filed as of August 14, 2000.
+++ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Act, filed as of April 2, 2001.
  (1) Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant's Registration Statement on Form S-1, File No. 333-30774.
  (2) Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant's Proxy Statement-Prospectus on Form S-4, File No. 333-72442.
  (3) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2001.
  (4) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2001.
  (5) Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant's Registration Statement on Form 8-A.
  (6) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2000.
  (7) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Annual Report on Form 10-K for the year ending December 31, 2000.
  (8) Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant's Registration Statement on Form S-8, File No. 333-76744.

         Where a document is incorporated by reference from a previous filing, the Exhibit number or Annex in that previous filing is indicated in parentheses after the description of such document.

Item 14(b)        Reports on Form 8-K
                  -------------------

         The Company filed the following reports on form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2001:

         Form 8-K filed October 5, 2001 announcing that the Company had entered into an Agreement and Plan of Merger, dated as of October 1, 2001, which set forth the terms and conditions of the proposed acquisition of Lifecodes Corporation by the Company.

         Form 8-K filed November 8, 2001 regarding the earnings of the Company for the quarter ending September 30, 2001.

         Form 8-K filed November 21, 2001 regarding the complaint filed in the United States District Court for the Southern District of New York naming as defendants the Company, along with certain of our officers and underwriters.

         Form 8-K filed December 5, 2001 announcing the completion of the acquisition of Lifecodes Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ORCHID BIOSCIENCES, INC.

                         By:  /s/ Donald R. Marvin         Date: March 29, 2002
                              ------------------------
                              Donald R. Marvin
                              Senior Vice President, Chief Operating
                              Officer, Chief Financial Officer


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

Signatures                                       Title                                               Date
----------                                       -----                                               ----
By: /s/ Dale R. Pfost, PhD                       President, Chief Executive
     ---------------------------------------     Officer & Director (principal             March 29, 2002
     Dale R. Pfost, Ph.D.                        executive officer)


By: /s/ Donald R. Marvin                         Senior Vice President, Chief Operating
    ----------------------------------------     Officer, Chief Financial Officer          March 29, 2002
     Donald R. Marvin                            (principal financial and
                                                 accounting officer)


By: /s/ Sidney M. Hecht, PhD                     Director                                  March 29, 2002
    ----------------------------------------
      Sidney M. Hecht, Ph.D.

By: /s/ Samuel D. Isaly                          Director                                  March 29, 2002
    ----------------------------------------
      Samuel D. Isaly

By: /s/ Jeremy M. Levin, D.Phil, MB.B Chir       Director                                  March 29, 2002
    ----------------------------------------
      Jeremy M. Levin, D.Phil., MB.BChir.

By: /s/ Ernest Mario, PhD                        Director                                  March 29, 2002
    ----------------------------------------
      Ernest Mario, Ph.D.

By: /s/ Kenneth D. Noonan, PhD                   Director                                  March 29, 2002
    ----------------------------------------
      Kenneth D. Noonan, Ph.D.

By: /s/ George Poste, DVM, PhD                   Director                                  March 29, 2002
    ----------------------------------------
      George Poste, DVM, Ph.D.

By: /s/ Robert M. Tien, MD, MPH                  Director                                  March 29, 2002
    ----------------------------------------
      Robert M. Tien, M.D., M.P.H.