Form 10-Q
period 2002-03-31
ORCHID BIOSCIENCES INC
filed 2002-05-15
CIK 1107216

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of May 1, 2002, was 55,461,068.

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION ..............................................    1

Item 1. Financial Statements ..............................................    1

Condensed Consolidated Balance Sheets as of March 31, 2002
(unaudited) and December 31, 2001 .........................................    1

Condensed Consolidated Statements Of Operations for the three
months ended March 31, 2002 and 2001 (unaudited) ..........................    2

Condensed Consolidated Statements Of Cash Flows for the three months ended
March 31, 2002 and 2001 (unaudited) .......................................    3

Notes To Condensed Consolidated Financial Statements (unaudited) ..........    4

Item 2. Management's Discussion And Analysis Of Financial Condition
And Results Of Operations .................................................   10

Item 3. Quantitative And Qualitative Disclosures About Market Risk ........   16

PART II OTHER INFORMATION. ................................................   17

Item 1. Legal Proceedings .................................................   17

Item 2. Changes In Securities And Use Of Proceeds .........................   18

Item 3. Defaults Upon Senior Securities ...................................   18

Item 4. Submission Of Matters To A Vote Of Security Holders ...............   18

Item 5. Other Information .................................................   18

Item 6. Exhibits And Reports On Form 8-K ..................................   18

PART I       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands except share and per share data)

                                                                                    March 31,                December 31,
Assets                                                                                2002                       2001
                                                                                -----------------         ----------------
                                                                                 (unaudited)
Current assets:
      Cash and cash equivalents                                                         $ 35,900                  $ 10,746
      Short-term investments                                                               3,084                    17,196
      Accounts receivable, net                                                            11,888                    12,330
      Inventory                                                                            6,051                     5,354
      Other current assets                                                                 1,392                     1,855
                                                                                -----------------         -----------------
         Total current assets                                                             58,315                    47,481
Equipment and leasehold improvements, net                                                 29,632                    29,615
Goodwill, net                                                                              3,318                     3,265
Other intangibles, net                                                                    35,829                    36,772
Other assets                                                                               3,413                     3,783
                                                                                -----------------         -----------------
         Total assets                                                                   $130,507                  $120,916
                                                                                =================         =================

Liabilities and stockholders' equity

Current liabilities:
      Current portion of long-term debt                                                    3,407                     3,397
      Accounts payable                                                                     6,317                     6,161
      Accrued expenses                                                                     8,862                     9,180
      Deferred revenue                                                                     1,124                     1,221
                                                                                -----------------         -----------------
         Total current liabilities                                                        19,710                    19,959
Long-term debt, less current portion                                                       5,524                     6,327
Other liabilities                                                                          1,298                     1,392

Commitments and contingencies

Stockholders' equity
      Preferred stock, $.001 par value, authorized 5,000,000 shares, no shares
         issued or outstanding                                                                --                        --
      Series A junior participating stock, $.001 par value,
         1,000,000 shares designated; no shares issued or outstanding                         --                        --
      Common stock, $.001 par value, authorized 100,000,000 shares, issued and outstanding 55,222,238 and 46,180,450 at March 31,
         2002 and December 31, 2001, respectively                                             55                        46
      Additional paid-in capital                                                         304,786                   283,857
      Deferred compensation                                                               (6,617)                   (7,543)
      Accumulated other comprehensive income/(loss)                                         (429)                      181
      Accumulated deficit                                                               (193,820)                 (183,303)
                                                                                -----------------         -----------------
         Total stockholders' equity                                                      103,975                    93,238
                                                                                -----------------         -----------------
         Total liabilities and stockholders' equity                                     $130,507                  $120,916
                                                                                =================         =================


See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands except share and per share data)
                                   (unaudited)

                                                                                          Three months ended
                                                                                              March 31,
                                                                                              ---------
                                                                                      2002                    2001
                                                                                ----------------       ---------------
Revenues:
      Products revenues                                                                  $3,046                $ 1,008
      Services revenues                                                                  11,595                  3,897
      Collaboration, license and other revenues                                           1,189                    730
                                                                                ----------------       ---------------
         Total revenues                                                                  15,830                  5,635
                                                                                ----------------       ---------------
Operating expenses:
      Cost of products revenues                                                           1,452                    818
      Cost of services revenues                                                           7,608                  2,872
      Selling, general and administrative                                                11,837                  7,192
      Research and development                                                            6,269                  6,954
                                                                                ----------------       ---------------
         Total operating expenses                                                        27,166                 17,836
                                                                                ----------------       ---------------
         Operating loss                                                                 (11,336)               (12,201)
                                                                                                       ---------------
Other income (expense):
      Interest income                                                                       280                    874
      Interest expense                                                                     (215)                  (164)
      Other expense                                                                        (140)                    --
                                                                                ----------------       ---------------
         Total other income (expense)                                                       (75)                   710
                                                                                ----------------       ---------------
         Net loss before income taxes                                                   (11,411)               (11,491)

      Income tax benefit                                                                    894                     --
                                                                                ----------------       ----------------
      Net loss allocable to common stockholders                                         (10,517)               (11,491)
                                                                                ================       ================
Basic and diluted net loss per share allocable to common
      stockholders                                                                        $(.21)                 $(.34)
                                                                                ================       ================
Shares used in computing basic and diluted net loss per
      share allocable to common stockholders                                         49,418,418             33,331,022
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

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                             --------
                                                                                     2002                2001
                                                                                ---------------      ------------
Cash flows from operating activities:
      Net loss                                                                       $ (10,517)         $ (11,491)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Noncash compensation expense                                                      602                212
         Depreciation and amortization                                                   2,596              1,808
         Changes in assets and liabilities:
              Accounts receivable                                                          442              1,066
              Inventory                                                                   (697)               691
              Other current assets                                                         463                431
              Other assets                                                                 138                  8
              Accounts payable                                                             156             (4,645)
              Accrued expenses                                                            (218)             1,020
              Deferred revenue                                                             (97)               423
              Other liabilities                                                            (94)                --
                                                                                ---------------      -------------
                  Net cash used in operating activities                                 (7,226)           (10,477)
                                                                                ---------------      -------------

Cash flows from investing activities:
      Cash paid to acquire Cellmark, including acquisition costs                            --             (2,867)
      Capital expenditures                                                              (1,613)            (1,881)
      Maturities of short-term investments                                              13,755             37,935
      Purchase of short-term investments                                                    --            (14,971)
                                                                                ---------------      -------------
                  Net cash provided by  investing activities                            12,142             18,216
                                                                                ---------------      -------------
Cash flows from financing activities:

      Net proceeds from issuance of common stock                                        21,262                 33
      Repayment of debt on line of credit                                                 (793)              (521)
      Payments of patent obligation                                                       (100)                --
                                                                                ---------------      -------------
                  Net cash provided by (used in) financing activities                   20,369               (488)
                                                                                ---------------      -------------
Effect of foreign currency translation on cash and cash equivalents                       (131)               (37)
                                                                                ---------------      -------------
Net increase in cash and cash equivalents                                               25,154              7,214
Cash and cash equivalents at beginning of period                                        10,746             14,558
                                                                                ---------------      -------------
Cash and cash equivalents at end of period                                             $35,900            $21,772
                                                                                ===============      =============

Supplemental disclosure of noncash financing and investing activities:
      Changes in deferred compensation from grant, forfeiture and
         remeasurement of common stock options                                             324              2,116
      Issuance of common stock in connection with the acquisition of Cellmark               --              2,019

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                              75                160

See accompanying notes to condensed consolidated financial statements.

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                  (Dollars in thousands except per share data)
                                   (unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Orchid BioSciences, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

         The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

         The Company has not yet achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development and commercialization activities will require significant additional financing. The Company's accumulated deficit aggregated $193,820 through March 31, 2002 and it expects to incur substantial losses in future periods.

         Certain reclassifications were made to prior year amounts to conform to the current year presentation.

(2)      Acquisition of Cellmark Diagnostics

         On February 12, 2001, the Company completed its acquisition of certain assets of AstraZeneca's business division, Cellmark Diagnostics ("Cellmark"), a leading provider of genetic diversity testing services in the UK which also sells kits for and conducts tests for genetic diseases, including cystic fibrosis. The acquisition has been accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired have been recorded at their fair values. The results of operations of Cellmark have been included in the Company's consolidated statement of operations since the date of acquisition by the Company on February 12, 2001. The pro forma results of operations of Cellmark have not been presented because they are immaterial to the Company's results of operations for 2001.

(3)      Lifecodes Corporation Proforma Financial Information

              On December 5, 2001, the Company acquired all of the outstanding equity securities of Lifecodes Corporation ("Lifecodes"). The following unaudited pro forma financial information presents the combined results of operations of the Company and Lifecodes as if the acquisition had occurred as of January 1, 2001, after giving effect to certain pro forma adjustments, including amortization of other intangibles and elimination of transaction related costs incurred by Lifecodes prior to the acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Lifecodes constituted a single entity during this period or the results of operations which may occur in the future.

                                                                  Three months ended March 31, 2001
                                                                  ---------------------------------
                                                                           (unaudited)
     Revenues                                                                        $ 14,055
     Net loss allocable to common stockholders                                        (11,483)
     Basic and diluted net loss per share allocable
          to common stockholders                                                     $  (0.29)

(4)      Inventory

         Inventory is comprised of the following at March 31, 2002 and December 31, 2001, respectively:

                                                         March 31, 2002       December 31, 2001
                                                        ----------------     -------------------
      Raw materials                                           $2,072                $3,087
      Work in progress                                         2,154                 1,208
      Finished Goods                                           1,825                 1,059
                                                            --------               -------
                                                              $6,051                $5,354
                                                            ========               =======

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

(5)      Segment Information

         The Company operates in two segments, each of which is a strategic business that is managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of each of them are as follows: (i) the business which markets equipment and consumables for SNP scoring, and other genetic analyses ("Products"); and (ii) the business which performs genotyping services including DNA laboratory analysis for paternity, transplantation and forensic testing and SNP scoring services ("Services"). The Company allocates the majority of its corporate and other general and administrative expenses to its reportable segments based upon actual usage, occupancy, percentage of each segments' revenue to the consolidated revenue and other correlations with operating metrics. During 2002 and 2001, the chief operating decision maker of the Company measured segment profit/(loss) using operating loss, which excludes other income (expense). The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as discussed in Footnote 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.

         During 2002, the Company began the process of realigning its business for marketing purposes into four business units. These business units will consist of Orchid Life Sciences, Orchid Identity Genomics, Orchid Diagnostics and Orchid GeneShield. Accordingly, goodwill by reportable segment has not been determined.

         In 2001, the Company changed the segment for its collaboration, license and other revenues. In 2000, this segment included revenues from products; however, in 2001, the chief operating decision maker determined that such revenues should be included in its service segment. These changes had no material impact on the previously reported segment information and such amounts have not been reclassified. Segment information as of and for the three months ended March 31, 2002 and 2001 is as follows:

---------------------------------------------------------------------------------------------------------
March 31, 2002:                                      Products            Services            Total
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Revenues from external customers                             $3,046           $12,784            $15,830
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Segment operating loss                                       (4,091)           (7,245)           (11,336)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Total assets                                                 31,131            99,376            130,507
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
March 31, 2001:                                      Products            Services            Total
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Revenues from external customers                             $1,738            $3,897             $5,635
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Segment net loss                                             (8,865)           (3,336)           (12,201)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Total assets                                                 79,634            49,740            129,374
---------------------------------------------------------------------------------------------------------

(6)      Issuance of Common Stock

         On March 5, 2002, the Company completed an offering through which an aggregate of 9.0 million shares were sold, including an overallotment, to a group of new and existing shareholders. The shares of common stock were offered through a prospectus supplement pursuant to the Company's effective shelf registration statement. The Company generated net proceeds as a result of this offering of approximately $21,300.

 (7)     Contingencies

         Effective January 2000, the Company entered into three-year employment agreements with two executives of the Company. In certain cases, the Company may be obligated to pay the executives' salary and benefits for up to eighteen months after leaving the Company.

         On or about November 21, 2001, the Company was made aware of a complaint filed in the United States District Court for the Southern District of New York naming the Company as defendants, along with certain of its officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly is filed on behalf of persons purchasing the Company's stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the Company's May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company's stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company's registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. The Company has not reserved any amount related to this case as the Company believes that the allegations are without merit and intends to vigorously defend against the plaintiffs' claims.

         The Company has been in discussions with St. Louis University of St. Louis, Missouri regarding its belief that our SNP scoring technology infringes certain claims under U.S. patent 5,846,710, which is controlled by the University. Although the Company is confident that its SNP scoring technology does not infringe any claims under the University's patent, the Company nonetheless entered into discussions with the University regarding the scope of these claims in the hope of resolving the issue. Upon the Company's failure to reach agreement with the University, in August 2000 the Company filed a lawsuit against the University in the U.S. District Court for the Southern District of California, Case No. 00CV1558L (JFS), seeking declaratory judgment of non-infringement, invalidity and non-enforceability with respect to the University's patent. While the Company believes that its position in this action is strong, patent litigation is complex and might result in claims against the Company, including patent infringement. As a result, the outcome of this action is uncertain. Furthermore, while the Company is seeking declaratory judgment in this action, the lawsuit could take significant time, be expensive and divert the Company's attention from other business concerns.

         Additionally, the Company has other certain claims against it arising from the normal course of its business. The ultimate resolution of such matters, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

         In connection with the Company's acquisition of certain patents in 2001, the Company assumed an obligation to pay future amounts over the next three years. The obligation has been recorded in the accompanying consolidated balance sheet as of March 31, 2002, at the net present value of the future obligations. The payments which are to be made to the original patent holder are as follows:

         2002                                                   $ 1,392
         2003                                                     1,178
         2004                                                       310
                                                                -------
         Total                                                    2,880
         Less amount that represents interest                      (255)
                                                                -------
         Net present value of future obligations                $ 2,625
                                                                =======

         The Company is also obligated to pay minimum royalties related to these patents of $1.2 million in 2005, $1.6 million in 2006, and $1.9 million in 2007, and each year thereafter until the expiration of the agreement.

(8)      Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is displayed as a separate component of stockholders' equity. The following table reconciles net loss to comprehensive loss for the three months ended March 31, 2002 and 2001:

                                                                                       Three months ended
                                                                                            March 31,
                                                                                            ---------

                                                                                       2002             2001
                                                                                    ---------        ---------
      Net loss                                                                      $(10,517)        $(11,491)
         Other comprehensive income (loss):
              Unrealized holding gain (loss) arising during the period                   (253)            105
              Less reclassification adjustment for gains included in net loss             105              --
                                                                                  -----------     ------------
         Unrealized holding gain (loss) on available-for-sale securities                (358)              105
         Foreign currency translation adjustment                                        (252)            (109)
                                                                                  -----------     ------------
      Other comprehensive loss                                                          (610)              (4)
                                                                                  -----------     ------------
      Comprehensive loss                                                            $(11,127)        $(11,495)
                                                                                  ===========     ============

(9)      Debt Covenants

         Pursuant to the Company's line of credit which was amended in December 2000, the Company is required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, if the Company does not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35,000 or twelve month's cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four) not to exceed 50% of outstanding amounts on draws made in or subsequent to December 30, 2000 (50% equal to approximately $2,682 as of March 31, 2002.) As of December 31, 2001 and just prior to the follow-on offering (See Note 6), the Company did not maintain the minimum unrestricted cash defined in the agreement. The Company has received a waiver from its lender regarding its non-compliance with this covenant for this period. Subsequent to March 31, 2002, the Company was not in compliance with this financial covenant. On May 14, 2002, the Company initiated the process to obtain a letter of credit in the amount of approximately $2,682 as required by the amended line of credit, which will be supported by a cash deposit in the same amount. Once the letter of credit is issued, this cash deposit will be reflected as restricted cash in the consolidated balance sheet. The Company has also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter of credit under this agreement for the period of non-compliance through May 2002.

(10)     Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

         The Company adopted certain provisions of SFAS 141 during 2001 for the Lifecodes acquisition and fully adopted SFAS 141 on January 1, 2002. The Company has adopted SFAS 142 effective January 1, 2002 as well. As such, goodwill acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 was adopted in full was not amortized, but continued to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, continued to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements prior to the adoption of SFAS 142.

         SFAS 141 requires, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. In connection with its evaluation of intangible assets arising from business combinations prior to the adoption of SFAS 141, the Company has reclassified its workforce intangible asset with a net book value as of December 31, 2001 of approximately $1,073 to goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142. Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company has reassessed the useful lives and residual values of all of its intangible assets in accordance with its adoption of SFAS 142 and determined that the existing useful lives for its intangible assets are appropriate. No identifiable intangible assets, were determined to have indefinite lives.

         In connection with SFAS 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. The Company expects to identify its reporting units and perform the transitional impairment test during the second quarter of 2002. Upon the completion of this step, to the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, then the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         The Company has unamortized goodwill as of March 31, 2002 of $3,318. Due to the extensive effort needed to complete the transitional impairment test, it is not practicable to reasonably estimate whether any transitional impairment losses which may be required to be recognized as the cumulative effect of a change in accounting principle.

         SFAS 142 requires disclosure of what reported net loss and net loss per share allocable to common stockholders would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill and intangible assets that will no longer be amortized and changes in amortization periods for intangible assets that will continue to be amortized. This disclosure is reflected in the table below.

         ------------------------------------------------------------------------------------------------
                                                                                     For the three months
                                                                                             ended
         Net Loss:                                                                       March 31,2001
         ------------------------------------------------------------------------------------------------
                  Net loss as reported                                                           $(11,491)
         ------------------------------------------------------------------------------------------------
                  Add back: Goodwill amortization                                                     518
         ------------------------------------------------------------------------------------------------
                  Net loss, as adjusted                                                          $(10,973)
         ------------------------------------------------------------------------------------------------

         ------------------------------------------------------------------------------------------------
         Basic and diluted net loss per share allocable to common stockholders:
         ------------------------------------------------------------------------------------------------
                  Net loss per share, as reported                                                   $(.34)
         ------------------------------------------------------------------------------------------------
                  Goodwill amortization per share                                                     .01
         ------------------------------------------------------------------------------------------------

         ---------------------------------------------------------------------------------------------------
                  Net loss per share, as adjusted                                                      $(.33)
         ---------------------------------------------------------------------------------------------------

         ---------------------------------------------------------------------------------------------------

Goodwill amortization in the table below includes amortization of the workforce intangible asset which was reclassified to goodwill upon the adoption of SFAS 142.


(11)     Goodwill and Other Intangible Assets

         The following table sets forth the Company's other intangible assets at March 31, 2002:

         Base technology                                      $   9,615
         Customer list                                            5,040
         Trademark/tradename                                      3,998
         Patents and know-how                                    16,718
         Developed technology                                     4,080
         Other                                                    1,470
                                                              ---------

         Total                                                   40,921
         Less accumulated amortization                           (5,092)
                                                              ---------
                                                              $  35,829
                                                              =========

         Aggregate amortization expense:
                For the three months ended March 31, 2002     $     943

         Estimated amortization expense:
                For the nine months ended December 31, 2002   $   3,389
                For the year ending December 31, 2003             4,332
                For the year ending December 31, 2004             4,285
                For the year ending December 31, 2005             4,244
                For the year ending December 31, 2006             4,044

         As of March 31, 2002, the Company does not have any intangible assets other than goodwill which are not subject to amortization. In addition, the change in goodwill from $3,265 as of December 31, 2001 to $3,318 as of March 31, 2002 was the result of foreign currency translation adjustments during the quarter ended March 31, 2002.

(12)     Proposed Increase in Authorized Shares of Common Stock

         In March 2002, the Board of Directors of the Company approved, subject to stockholder approval, an increase of the Company's authorized shares of common stock to 150,000,000 shares.

(13)     Income Tax Benefit

         The Company participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to sell unused net operating loss carryovers to other New Jersey corporation business taxpayers. During 2000, the Company submitted an application to the New Jersey Economic Development Authority (the "EDA") to participate in the Program, and the application was approved. The EDA then issued a certificate certifying the Company's ability to participate in the Program and the amount of New Jersey net operating loss carryovers the Company has available to transfer. Since New Jersey law provides that net operating losses can be carried over for up to seven years, the Company may be able to transfer its New Jersey net operating losses from the last seven years. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit.

         During January 2002, the Company completed the sale of approximately $11,000 of its New Jersey tax loss carryforwards and received $894, which was recorded as an income tax benefit.

                            ORCHID BIOSCIENCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition as of March 31, 2002 and the Results of Operation for the three months ended March 31, 2002 and 2001 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon the accuracy of such statements in this section, see the "Forward Looking Statements" section of this Quarterly Report on Form 10-Q and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. Except as required by law, we undertake no obligation to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

         In 2001, our business focused on our SNP scoring products and services that apply our proprietary SNP-IT primer extension technology, and on our identity genomics services in paternity and forensics. During 2001, we entered into various agreements. These agreements had varying terms and included but were not limited to: (i) services agreements whereby we agreed to provide genetic analysis services; (ii) services agreements under which we would provide SNP genotyping services; (iii) license agreements pursuant to which we granted third parties royalty bearing, non-exclusive and exclusive licenses to use our SNP-IT single base primer extension technology to produce and sell reagent kits and software incorporating our technology; and (iv) agreements under which we agreed to provide SNPstream instruments and SNPware consumables. We have recognized revenue associated with these agreements. We are entitled to receive royalties on product sales, if any, for the duration of any of our license agreements, subject to certain creditable up-front payments we have received. Since late 1999, following our acquisition of GeneScreen, Inc. ("GeneScreen") and, our subsequent acquisitions of Cellmark and Lifecodes, in 2001, we also have been a leading provider of DNA testing services in the paternity, forensics and human leukocyte antigen, or HLA, transplantation typing fields.

         Our ability to achieve profitability will depend, in part, on our ability to continue to develop and commercialize our proprietary SNP scoring technologies in the form of products and services for pharmaceutical, biotechnology and diagnostic companies and research institutions, as well as our ability to competitively bid on, and receive contracts, for identity genomics testing services. We introduced our SNPstream 25K SNP scoring system, SNPware consumables and related services in late 1999. In September 2001, we introduced the SNPstream MT solution with medium throughput capabilities and based on the Luminex xMap platform. Because our proprietary SNP-IT primer extension technology is very adaptable to other hardware platforms, we intend to expand our offerings of SNPware consumables for use on instruments made or sold by other companies and to obtain license fees and royalties by licensing our SNP-IT technology for incorporation in the consumable kits of others. Our collaborations with Affymetrix, Amersham Biosciences, Applied Biosystems and PerkinElmer are examples of this Platform Propagation strategy. We also provide SNP-IT-based high quality SNP scoring to a variety of customers on a fee-for service basis. Our MegaSNPatron facility currently offers high throughput SNP genotyping services to such customers as AstraZeneca, Ellipsis, GlaxoSmithKline, Lilly, Oklahoma Medical Research Foundation, Pig Improvement Corporation on three different platforms, the SNPstream 25K, the SNPstream MT, and SNPcode. And, in April of this year, we added our ultra-high throughput SNPstream UHT system to our MegaSNPatron facility, giving us the broadest range of SNP scoring options available to service customers in the industry. We believe fee-for-service SNP scoring will be an attractive option for many customers.

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

         On December 5, 2001, we acquired all of the outstanding equity securities of Lifecodes Corporation, in a tax-free transaction. Lifecodes, now a wholly owned subsidiary of Orchid, is a leading provider of genomics testing for forensics and paternity in the US. We acquired Lifecodes in order to strengthen our position in the clinical testing market. Lifecodes also maintains a diagnostic kit business which adds to our current products. We view this acquisition, in addition to the two previous acquisitions of GeneScreen and Cellmark, as a significant step in providing a cost efficient, high throughput clinical testing business. In exchange for Lifecodes shares we agreed to issue 6,622,951 shares of our common stock to former stockholders of Lifecodes, of which 1,414,754 shares were deposited in an escrow account and may be used to compensate us in the event that we are entitled to indemnification under the Amended and Restated Agreement and Plan of Merger. We also issued 313,978 and 472,313 fully vested options and warrants, respectively, which are exercisable for our common stock in exchange for existing Lifecodes options and warrants. The acquisition has been accounted for by the purchase method, and accordingly, the assets and liabilities acquired have been recorded at their fair values. The total consideration as a result of this acquisition is approximately $23.7 million.

         GeneScreen's, Cellmark's, and Lifecodes' businesses in paternity and forensics testing support our goal of extending our business in genetic diversity. We intend to apply our ultra-high throughput SNP scoring technology to the paternity and forensics businesses of GeneScreen, Cellmark, and Lifecodes in order to significantly reduce the cost of providing these identity genomics services. We also plan to use the accredited laboratories at GeneScreen, Cellmark, and Lifecodes to offer clinical quality pharmacogenetic SNP scoring of patient samples for clinical association studies and pharmaceutical clinical trials. We also plan to use these laboratories to conduct pharmacogenetic SNP scoring services that we plan to offer to physicians and patients in the future through a number of distribution channels, including the Internet. Our DNA testing business is dependent upon our ability to successfully and competitively bid and qualify for contracts with various governmental entities to provide paternity and forensics testing services. We expect revenues from the respective forensics businesses of GeneScreen, Cellmark, and Lifecodes to increase as DNA analyses are increasingly being used by the authorities within the criminal justice system to identify perpetrators and exonerate the innocent.

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

Compensation Charges

         In prior years, we recorded deferred compensation resulting from the granting of stock options to employees, directors or consultants with exercise prices below the fair market value of the underlying common stock at the date of their grant. During 2001 and through March 31, 2002, all stock options were granted with grant prices equal to the fair value of our common stock at the grant date. Net of prior amortization, and remeasurement related to options previously granted to consultants, deferred compensation of approximately $6.6 million at March 31, 2002 will be amortized over the vesting periods of the respective options, typically four years.

         We anticipate recording total compensation charges resulting from the amortization in future periods of the deferred compensation as of March 31, 2002 as follows (in millions):

                Year Ended December 31,
                -----------------------
            2002                        2003
            ----                        ----
            $3.4                        $3.2


         The portion of these amounts which results from grants to consultants is subject to remeasurement at the end of each reporting period based upon the changes in the fair value of our common stock until the consultant completes performance under his or her respective option agreement. A reduction of deferred compensation of approximately $0.3 million was recorded for the three months ended March 31, 2002 related to such remeasurements. Also, certain grants of performance-based options have been made for which no deferred compensation expense has been recorded and for which compensation expense will be measured at the time the performance criteria is met as the difference between the fair value of the common stock and the exercise price and will be immediately recorded as compensation expense.

         We have incurred losses since inception, and, as of March 31, 2002, we had total stockholders' equity of approximately $104.0 million, including an accumulated deficit of approximately $193.8 million. We anticipate incurring additional losses over at least the next several years. We expect these losses to continue as we expand the commercialization of our products and services and we fully implement our proprietary GeneShield business. We expect this expansion to result in some increases in research and development, marketing and sales, and general and administrative expenses. Payments under strategic alliances, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Critical Accounting Policies

         Our critical accounting policies are as follows:

         . revenue recognition
         . valuation of long-lived and intangible assets and goodwill.

         Revenue Recognition. We have had, and expect in the future to have, several sources of revenues. Prior to our acquisitions of GeneScreen, Cellmark, and Lifecodes, we derived substantially all of our revenues from research and development collaborations, technology grants and awards from several governmental agencies. In 2001, we derived our first revenues from the sale of testing kits and laboratory DNA testing services from our Cellmark division in the UK. In 2000, we derived our first revenues from the performance of laboratory DNA testing services by GeneScreen, our wholly owned subsidiary in the US. In 1999, we derived our first revenues from the placement of our first commercial SNPstream hardware system, and throughout 2000, 2001, and through March 31, 2002, we derived increased amounts of revenues from the sale of SNP-IT-based consumables. We also derived significant license revenues beginning in 2000. Our services segment also includes SNP scoring analyses revenues.

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

         Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

         . significant underperformance relative to expected historical or projected future operating results;

         . significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

         . significant negative industry or economic trends; and

         . significant decrease in market value of assets.

         When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net intangible assets, long-lived assets, amounted to $65.5 million as of March 31, 2002.

         On January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", became effective and, as a result, we ceased to amortize approximately $3.3 million of net goodwill recorded as of December 31, 2001. We had recorded approximately $1.9 million of amortization during 2001. In connection with our adoption of SFAS 141 which became effective on January 1, 2002, and our evaluation of intangible assets arising from business combinations prior to the adoption of SFAS 141, we have reclassified our work force intangible asset with a net book value as of December 31, 2001 of approximately $1,073 to goodwill.In connection with SFAS 142's transitional goodwill impairment evaluation, the statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. We expect to identify our reporting units and perform the transitional impairment test during the second quarter of 2002. Upon the completion of this step, to the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations. Due to the extensive effort needed to complete the transitional impairment test, it is not practicable to reasonably estimate any transitional impairment losses which may be required to be recognized as the cumulative effect of a change in accounting principle.

         Certain events or market and business conditions in the future could cause us to revise our estimates and judgments, and could result in a material impairment of property and equipment and other intangible assets.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

         Revenues. Revenues for the three months ended March 31, 2002 of approximately $15.8 million represents an increase of approximately $10.2 million as compared to revenues of approximately $5.6 million for the corresponding period of 2001. This increase is primarily attributable to an increase of approximately $7.7 million in services revenues, which primarily relates to our two acquisitions in 2001, Cellmark and Lifecodes. The increase was also attributable to an increase in SNP genotyping services performed in 2002 under genotyping service arrangements. Products revenues also increased by approximately $2.0 million, which relates primarily to our two acquisitions in 2001, Cellmark and Lifecodes, as well as an increase in SNPstream consumable sales of approximately $0.3 million. We also recognized approximately $1.2 million in grants and collaboration revenues during the three months ended March 31, 2002.

         Cost of products revenues. Cost of products revenues for the three months ended March 31, 2002 was approximately $1.5 million, or 48% of products revenues, compared to approximately $0.8 million, or 81% of products revenues for the corresponding period of 2001. The increase in cost of products revenues as a percent of products revenues is attributable to an increased number of SNPstream consumables which had a higher gross margin than SNPstream systems for the period ended March 31, 2002 versus the corresponding period in 2001. The increase in cost of products revenues was attributable to the costs associated with the SNPstream instrument placements and to consumables sold for the three months ended March 31, 2002 compared to the corresponding period of 2001, including increases related to our acquisition of Cellmark on February 12, 2001 and Lifecodes on December 5, 2001.

         Cost of services revenues. Cost of services revenues was approximately $7.6 million, or 63% of services revenues for the three months ended March 31, 2002 compared to approximately $2.9 million, or 74% of services revenues in the corresponding period of 2001. The increase was primarily attributable to increased costs associated with our Cellmark division of approximately $0.8 million, which we acquired on February 12, 2001, and costs associated with Lifecodes of approximately $3.5 million, which we acquired on December 5, 2001. The decrease in cost of services revenues as a percent of services revenues is attributed to the inclusion of both our Cellmark and Lifecodes businesses in the quarterly results for a full three month period, which generates a higher gross margin on services revenues.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses for the three months ended March 31, 2002 were approximately $11.8 million, an increase of approximately $4.6 million, as compared to approximately $7.2 million for the corresponding period of 2001. We attribute this increase primarily to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing after becoming a public company and supporting our future growth, increased amortization of deferred compensation of approximately $0.4 million, and increased operating costs of approximately $0.9 million and $2.8 million related to our acquisitions of Cellmark and Lifecodes on February 12, 2001 and December 5, 2001, respectively.

         Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended March 31, 2002 were approximately $6.3 million, compared to approximately $7.0 million for the corresponding period of 2001. The decrease in research and development expense was primarily attributable to a decrease in purchases of laboratory supplies of approximately $0.8 million, in addition to a decrease in research and development expenses from our GeneScreen operations of approximately $0.3 million. These decreases were offset by increases in our research and development expenses as a result of our two acquisitions in 2001, Cellmark and Lifecodes, of approximately $0.4 million. We expect future research and development expenses to decrease as our products shift from the research and development stage to commercialization.

         Interest income. Interest income for the three months ended March 31, 2002 was approximately $0.3 million, compared to approximately $0.9 for the corresponding period of 2001. This decrease was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held during 2001. This decrease is also attributable to lower interest rates during 2002 compared to 2001.

         Interest expense. Interest expense for the three months ended March 31, 2002 was approximately $0.2 million compared to approximately $0.2 million in the corresponding period in 2001. Interest expense relates to borrowings made during late 2000 and in May and December 2001 on our equipment loan line.

         Income tax benefit. During the three months ended March 31, 2002, we recorded an income tax benefit of approximately $0.9 million. This was related to the sale of some of our net operating loss carryforwards to another company, which is authorized by the New Jersey Economic Development Authority.

         Net loss allocable to common stockholders. Due to the factors discussed above, for the three months ended March 31, 2002, we reported a net loss allocable to common stockholders of approximately $10.5 million as compared to approximately $11.5 million in the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through research and development funding from collaborative partners, from our two private placements of equity securities with aggregate net proceeds of approximately $102.0 million that closed in March 1998 and in December 1999 and January 2000, approximately $48.4 million from our initial public offering which closed in May 2000, approximately $33.2 million from our follow-on offering of common stock in June 2001, and approximately $21.3 million from our follow-on offering of common stock in February and March 2002. Our sale of series E mandatorily redeemable convertible preferred stock in December 1999 resulted in an approximate $44.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 1999. The closing of our sale of series E mandatorily redeemable convertible preferred stock in January 2000 resulted in an approximate additional $29.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 2000. In December 1998, we obtained a secured $6.0 million equipment loan line, for the purchase of plant and equipment at our corporate headquarters and research and development laboratories whose availability expired in 1999. In December 2000, this agreement was amended to establish a new borrowing base of an additional $8.0 million. At March 31, 2002, we had borrowings of approximately $8.1 million outstanding, and approximately $0.9 million available to be borrowed under this facility through 2002. We lease our corporate and primary research facility under operating leases, which expire in 2006 and 2008, respectively. If we do not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35 million or twelve months' cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), we are required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000 (50% equal to approximately $2.7 million at March 31, 2002). As of December 31, 2001, and just prior to the follow-on offering (See Note 6), we did not maintain the minimum unrestriced cash defined in the agreement. We have received a waiver from our lender regarding our non-compliance with this convenant for this period. Subsequent to March 31, 2002, we did not maintain the minimum cash defined in the agreement, for which we have also received a waiver and requested a letter of credit in the amount of $2.7 million. On May 14, 2002, we were not in compliance with this financial covenant. On May 14, 2002, we initiated the process to obtain a letter of credit in the amount of approximately $2.7 million as required by the amended line of credit, which will be supported by a cash deposit in the same amount. Once the letter of credit is issued, this cash deposit will be reflected as restricted cash in the consolidated balance sheet. We have also received written notice from the lender stating that the lender waived the financial convenant violation as a result of not maintaining a pledge of cash security deposit or letter or credit under this agreement for the period of non-compliance through May 29, 2002.

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

         As of March 31, 2002, we had approximately $39.0 million in cash and cash equivalents and short-term investments, compared to approximately $27.9 million as of December 31, 2001. This increase is due to our follow-on offering of common stock in February and March 2002 which generated net proceeds of approximately $21.3 million offset by cash paid to fund operations through March 31, 2002.

         Net cash used in operations for the three months ended March 31, 2002 was approximately $7.2 million compared with approximately $10.5 million for the comparable period in 2001. Non-cash charges for the first three months of 2002 included compensation expense of approximately $0.6 million and depreciation and amortization expense of approximately $2.6 million. Investing activities included capital expenditures of approximately $1.6 million, and approximately $13.8 million from net proceeds from maturities of short term investments. Financing activities primarily consisted of approximately $21.3 million of net proceeds from our offering of common stock in February and March 2002 and repayment of debt of $0.8 million.

         Working capital increased to approximately $38.6 million at March 31, 2002 from approximately $27.5 million at December 31, 2001. The increase in working capital was primarily due to our offering of common stock in February and March 2002, offset by cash used in operations during the three months ended March 31, 2002.

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

         . the development of our SNPware consumables, SNPstream systems and related software, and associated reagent consumables;

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

         As of December 31, 2001, our net operating loss carryforwards were approximately $134.2 million and $123.5 million for Federal and state income tax purposes, respectively, as adjusted for the sale of its state tax loss carryforwards in January 2002. If not utilized, our Federal and state tax loss carryforwards will begin to expire in 2003 and 2002, respectively. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to "change of ownership" provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations were triggered as a result of past financings or may be triggered as a result of future financings. This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.

         Contractual Commitments. We maintain multiple contractual commitments as of March 31, 2002, which will support our future business operations. Such commitments relate to non-cancelable operating lease arrangements, long term debt, minimum supply purchases, and future patent and minimum royalty obligations. We have identified and quantified the significant commitments in the following table.

---------------------------------------------------------------------------------------------------------------------------------
                                                   Payments Due by Period
                                                        (in $ 000's)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                             There
Contractual Obligations                      2002          2003          2004        2005         2006        After       Total
---------------------------------------------------------------------------------------------------------------------------------
Non-cancelable operating
   lease arrangements (1)                   $ 2,853        $ 3,653     $ 3,272      $ 2,909     $ 2,264       $4,652    $ 19,603

Long-term debt (2)                            2,604          3,498       2,170          659          --           --       8,931

Future patent obligations (3)                 1,392          1,178         310           --          --           --       2,880

Minimum purchase
   commitments (4)                              700            990       1,320           --          --           --       3,010


Future minimum royalties (5)                     --             --          --        1,240       1,550           --       2,790

                                     --------------------------------------------------------------------------------------------
Total Contractual Obligations               $ 7,549        $ 9,319     $ 7,072      $ 4,808     $ 3,814       $4,652    $ 37,214
---------------------------------------------------------------------------------------------------------------------------------

(1) Such amounts represent future minimum rental commitments for office space leased under non-cancelable operating lease arrangements. We lease approximately 208,000 square feet for operations in the US and approximately 75,000 square feet in Abingdon, UK to support foreign operations.

(2) Such amounts primarily consist of amounts payable pursuant to our equipment loan line. Also included in such amounts are notes payable to former employees (net of unamortized discount) and capital lease obligations for certain machinery and equipment (including interest).

(3) Such amounts represent obligations to pay future amounts over the next three years in conjunction with our acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix in July 2001.

(4) Such amounts represent minimum purchase commitments of terminators from PerkinElmer (formerly known as NEN Life Science Products, Inc.) pursuant to the License and Supply Agreement for Terminators, effective February 21, 2000.

(5) In connection with our acquisition of US Patent No. 5,856,092, we are also obligated to pay future minimum royalties commencing in 2005 which increases up to $1.9 million in 2007 and continue through the expiration of the agreement.

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

         Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. As a result of our acquisition of Cellmark in February 2001, the acquisition of Lifecodes in December 2001 and a limited number of agreements with foreign companies we may be affected by fluctuations in currency exchange rates.

         We have a minimal amount of long-term debt recorded on our books. The interest rates applicable to such debt are not variable with respect to market conditions.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: our intention of vigorously defending lawsuits; our expectation of identifying our reporting units and performing impairment tests during the second quarter of 2002; our expected launch dates of our products and services; our intention to expand our offerings of products for instruments made or sold by others and to obtain license fees and royalties by licensing our technology for incorporation in products of others; our belief that fee-for-service SNP scoring will be an attractive option for many customers; our intention of applying our ultra-high throughput SNP scoring technology to the paternity and forensics businesses of GeneScreen, Cellmark and Lifecodes in order to reduce costs; our plan to use the accredited laboratories at GeneScreen, Cellmark and Lifecodes to offer clinical quality pharmacogenetic SNP scoring of patient samples for studies and clinical trials and to provide these services through a number of distribution channels; our expectation that revenues from the respective forensic businesses of GeneScreen, Cellmark and Lifecodes will increase; our expectation GeneShield will announce its first beta test program in the last quarter of 2002; our intention of developing intellectual property rights to medical and diagnostic uses of SNPs through collaborations; our expectation GeneShield will commence generating revenues in 2003; our anticipation of incurring additional losses as we expand; our expectation of having several sources of revenues; our expectation that future research and development expenses will decrease as products shift to commercialization; and our belief that our cash reserves and expected short-term revenue will be sufficient to fund our operations through at least the next 12 months. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report and in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On or about November 21, 2001, we were made aware of a complaint filed in the United States District Court for the Southern District of New York naming us as defendants, along with certain of our officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly is filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We have not reserved any amount related to this case as we believe that the allegations are without merit and intend to vigorously defend against the plaintiffs' claims.

         We have been in discussions with St. Louis University of St. Louis, Missouri regarding its belief that our SNP scoring technology infringes certain claims under US patent 5,846,710, which is controlled by the University. Although we are confident that our SNP scoring technology does not infringe any claims under the University's patent, we nonetheless entered into discussions with the University regarding the scope of these claims in the hope of resolving the issue. Upon our failure to reach agreement with the University, in August 2000 we filed a lawsuit against the University in the US District Court for the Southern District of California, Case No. 00CV1558L (JFS), seeking declaratory judgment of non-infringement, invalidity and non-enforceability with respect to the University's patent. While we believe that our position in this action is strong, patent litigation is complex and likely will result in claims against us, including patent infringement. As a result, the outcome of this action is uncertain. Furthermore, while we are seeking declaratory judgment in this action, the lawsuit could take significant time, be expensive and divert our management's attention from other business concerns.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

       The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
-------
Number                         Description
------                         -----------

     3.1  Restated Certificate of Incorporation of the Registrant (filed as
          Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

     3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

     3.3 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

     3.4  Second Amended and Restated Bylaws of the Registrant (filed as Exhibit
          3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

     4.1 Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

     4.2 Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A)

---------------

       (b) Reports on Form 8-K

       The Company filed the following reports on form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2002:

       Form 8-K filed February 21, 2002 announcing the Company's public offering of 8.0 million newly issued shares of common stock on February 21, 2002.

       Form 8-KA filed February 26, 2002 amending the Form 8-K filed February 21, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORCHID BIOSCIENCES, INC.

Date: May 14, 2002          By:  /s/ Donald R. Marvin
                                 --------------------

                                 DONALD R. MARVIN
                                 Senior Vice President, Chief Operating
                                 Officer, Chief Financial Officer
                                 (principal financial and accounting officer)

                                  Exhibit Index

      Exhibit                     Description
       Number

          3.1  Restated Certificate of Incorporation of the Registrant (filed as
               Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, No. 333-30774, and incorporated herein by reference)

          3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as
               Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

          3.3 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

          3.4  Second Amended and Restated Bylaws of the Registrant (filed as
               Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

          4.1  Specimen certificate for shares of common stock (filed as Exhibit
               4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

          4.2 Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A)