Form 10-Q
period 2002-06-30
ORCHID BIOSCIENCES INC
filed 2002-08-14
CIK 1107216

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002



     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission file number: 000-30267

                            ORCHID BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               22-3392819
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

     4390 US ROUTE ONE, PRINCETON, NJ                                  08540
 (Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (609) 750-2200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of August 1, 2002, was 55,233,793.

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                          Page
PART I FINANCIAL INFORMATION ............................................................    3

Item 1. Financial Statements ............................................................    3

Condensed Consolidated Balance Sheets as of June 30, 2002
(unaudited) and December 31, 2001. ......................................................    3

Condensed Consolidated Statements Of Operations for the three and six
months ended June 30, 2002 and 2001 (unaudited). ........................................    4

Condensed Consolidated Statements Of Cash Flows for the six months ended
June 30, 2002 and 2001 (unaudited) ......................................................    5

Notes To Condensed Consolidated Financial Statements (unaudited) ........................    6

Item 2. Management's Discussion And Analysis Of Financial Condition
And Results Of Operations. ..............................................................   14

Item 3. Quantitative And Qualitative Disclosures About Market Risk ......................   25

PART II OTHER INFORMATION. ..............................................................   26

Item 1. Legal Proceedings. ..............................................................   26

Item 2. Changes In Securities And Use Of Proceeds. ......................................   26

Item 3. Defaults Upon Senior Securities. ................................................   26

Item 4. Submission Of Matters To A Vote Of Security Holders. ............................   26

Item 5. Other Information ...............................................................   27

Item 6. Exhibits And Reports On Form 8-K ................................................   28

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands except share and per share data)

                                                                                             June 30,            December 31,
                                         Assets                                                2002                  2001
                                                                                          ---------------        -------------
                                                                                            (unaudited)
Current assets:
    Cash and cash equivalents                                                              $       15,885        $       10,746
    Short-term investments                                                                          4,903                17,196
    Restricted cash                                                                                 1,084                    --
    Accounts receivable, net                                                                       15,467                12,330
    Inventory                                                                                       6,533                 5,354
    Other current assets                                                                            2,076                 1,855
                                                                                           --------------        --------------
             Total current assets                                                                  45,948                47,481
Equipment and leasehold improvements, net                                                          29,188                29,615
Goodwill, net                                                                                       3,479                 3,265
Other intangibles, net                                                                             34,999                36,772
Restricted cash                                                                                     2,301                    --
Other assets                                                                                        2,968                 3,783
                                                                                           --------------        --------------
             Total assets                                                                  $      118,883        $      120,916
                                                                                           ==============        ==============
                          Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                                      $        3,529        $        3,397
    Accounts payable                                                                                5,384                 6,161
    Accrued expenses                                                                                9,803                 9,180
    Deferred revenue                                                                                1,976                 1,221
                                                                                           --------------        --------------
             Total current liabilities                                                             20,692                19,959

Long-term debt, less current portion                                                                4,516                 6,327
Other liabilities                                                                                     992                 1,392
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, authorized 5,000,000 shares, no
       shares issued or outstanding                                                                    --                    --
    Series A junior participating stock, $.001 par value,
       1,000,000 shares designated; no shares issued or outstanding                                    --                    --
    Common stock, $.001 par value, authorized 150,000,000 shares, issued and outstanding 55,233,731 and 46,180,450 at June 30,
       2002 and December 31, 2001, respectively                                                        55                    46
    Additional paid-in capital                                                                    304,435               283,857
    Deferred compensation                                                                          (5,819)               (7,543)
    Accumulated other comprehensive income                                                             52                   181
    Accumulated deficit                                                                          (206,040)             (183,303)
                                                                                           --------------        --------------
             Total stockholders' equity                                                            92,683                93,238
                                                                                           --------------        --------------
             Total liabilities and stockholders' equity                                    $      118,883        $      120,916
                                                                                           ==============        ==============

See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands except share and per share data)
                                  (unaudited)

                                                         Three months ended                  Six months ended
                                                              June 30,                           June 30,
                                                  -------------------------------    ------------------------------
                                                      2002               2001             2002             2001
                                                  -------------    --------------    --------------   -------------
Revenues:
     Products revenues                            $       2,285    $        1,211    $        5,331    $      2,219
     Services revenues                                   13,521             4,424            25,116           8,321
     Collaboration, license and other revenues              624             1,083             1,813           1,813
                                                  -------------    --------------    --------------   -------------
             Total revenues                              16,430             6,718            32,260          12,353
Operating expenses:
     Cost of products revenues                            1,036               867             2,488           1,685
     Cost of services revenues                            7,791             2,859            15,399           5,731
     Selling, general and administrative                 11,689             8,930            23,526          16,122
     Research and development                             6,220             9,192            12,489          16,146
     Restructuring                                        1,930                --             1,930              --
                                                  -------------    --------------    --------------   -------------
             Total operating expenses                    28,666            21,848            55,832          39,684
                                                  -------------    --------------    --------------   -------------

             Operating loss                             (12,236)          (15,130)          (23,572)        (27,331)

Other income (expense):
     Interest income                                        192             1,026               472           1,900
     Interest expense                                      (243)             (203)             (458)           (367)
     Other expense                                           67                --               (73)             --
                                                  -------------    --------------    --------------   -------------
             Total other income (expense)                    16               823               (59)          1,533
                                                  -------------    --------------    --------------   -------------
             Loss before income taxes                   (12,220)          (14,307)          (23,631)        (25,798)

             Income tax benefit                              --                --               894              --
                                                  -------------    --------------    --------------   -------------
             Net loss allocable to common
                stockholders                      $     (12,220)   $      (14,307)   $     (22,737)   $     (25,798)
                                                  =============    ==============    ==============   =============
Basic and diluted net loss per share
     allocable to common stockholders
                                                  $       (0.22)   $        (0.41)   $        (0.43)  $        0.76)
                                                  =============    ==============    ==============   =============
Shares used in computing basic and
     diluted net loss per share allocable
     to common stockholders                          55,229,738        34,633,400        52,340,131      33,985,809
                                                  =============    ==============    ==============   =============

See accompanying notes to condensed consolidated financial statements.

                            ORCHID BIOSCIENCES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                           -----------------------------------
                                                                                                 2002               2001
                                                                                           ----------------    ---------------
Cash flows from operating activities:
    Net loss                                                                               $       (22,737)    $      (25,798)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Noncash compensation expense                                                                  1,107              1,630
       Depreciation and amortization                                                                 5,359              3,548
       Impairment of fixed assets from restructuring                                                   205                 --
       Changes in assets and liabilities:
         Accounts receivable                                                                        (3,137)             1,086
         Inventory                                                                                  (1,179)               745
         Other current assets                                                                         (221)               772
         Other assets                                                                                  583               (645)
         Accounts payable                                                                             (777)            (2,732)
         Accrued expenses                                                                              623                (57)
         Deferred revenue                                                                              755               (497)
         Other liabilities                                                                            (112)                --
                                                                                           ----------------    ---------------
               Net cash used in operating activities                                               (19,531)           (21,948)
                                                                                           ----------------    ---------------
Cash flows from investing activities:
    Cash paid to acquire Cellmark, including acquisition costs                                          --             (2,909)
    Capital expenditures                                                                            (3,176)            (4,122)
    Increase in restricted cash                                                                     (3,385)                --
    Cash paid for intangible assets                                                                   (150)                --
    Maturities of short-term investments                                                            22,201             67,291
    Purchases of short-term investments                                                             (9,992)           (65,765)
                                                                                           ----------------    ---------------
               Net cash provided by (used in) investing activities                                   5,498             (5,505)
                                                                                           ----------------    ---------------
Cash flows from financing activities:
    Proceeds from issuance of debt from line of credit                                                  --                862
    Repayment of debt on lines of credit                                                            (1,679)            (1,088)
    Net proceeds from issuance of common stock                                                      21,204             33,372
    Payments of patent obligation                                                                     (288)                --
                                                                                           ----------------    ---------------
               Net cash provided by financing activities                                            19,237             33,146
                                                                                           ----------------    ---------------
Effect of foreign currency translation on cash and cash equivalents                                    (65)              (104)
                                                                                           ----------------    ---------------
Net increase in cash and cash equivalents                                                            5,139              5,589
Cash and cash equivalents at beginning of period                                                    10,746             14,558
                                                                                           ----------------    ---------------
Cash and cash equivalents at end of period                                                 $        15,885     $       20,147
                                                                                           ================    ===============
Supplemental disclosure of noncash financing and investing activities:
    Changes in deferred compensation from grant, forfeiture and
       remeasurement of common stock options                                               $           617     $        1,637
    Issuance of common stock in connection with the acquisition of Cellmark                             --              2,019
    Issuance of common stock for services                                                               --                229
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                                           451                363

See accompanying notes to condensed consolidated financial statements.

                    ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                  (Dollars in thousands except per share data)
                                   (Unaudited)

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

      The Company has not yet achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development and commercialization activities will require significant additional financing. The Company's accumulated deficit aggregated $206,040 through June 30, 2002 and it expects to incur additional losses over at least the next year.

      Certain reclassifications were made to prior year amounts to conform to the current year presentation.

(2)   Acquisition of Cellmark Diagnostics

      On February 12, 2001, the Company completed its acquisition of certain assets of AstraZeneca's business division, Cellmark Diagnostics ("Cellmark"), a leading provider of genetic diversity testing services in the UK which also sells kits for and conducts tests for genetic diseases, including cystic fibrosis. The acquisition has been accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired have been recorded at their fair values. The results of operations of Cellmark have been included in the Company's consolidated results of operations since the date of acquisition by the Company on February 12, 2001. The pro forma results of operations of Cellmark have not been presented because they are immaterial to the Company's results of operations for 2001.

(3)   Acquisition of Lifecodes Corporation

      On December 5, 2001, the Company acquired all of the outstanding equity securities of Lifecodes Corporation ("Lifecodes"). The acquisition has been accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired have been recorded at their fair values. The results of operations of Lifecodes have been included in the consolidated results of operations since the date of acquisition by the Company on December 5, 2001. The following unaudited pro forma financial information presents the combined results of operations of the Company and Lifecodes as if the acquisition had occurred as of January 1, 2001, after giving effect to certain pro forma adjustments, including amortization of other intangibles and elimination of transaction related costs incurred by Lifecodes prior to the acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the

      Company and Lifecodes constituted a single entity during this period or the results of operations which may occur in the future.

                                                                 Three months          Six months
                                                                ended June 30,       ended June 30,
                                                                     2001                 2001
                                                              ------------------   ------------------
                                                                (unaudited)          (unaudited)
      Revenues                                              $         14,499     $          28,554
      Net loss allocable to common stockholders                      (14,636)              (26,119)
      Basic and diluted net loss per share allocable
          to common stockholders                            $          (0.35)    $           (0.64)

(4)   Inventory

      Inventory is comprised of the following at June 30, 2002 and December 31, 2001, respectively:

                                                                             December 31,
                                                        June 30, 2002           2001
                                                       ---------------     ---------------
      Raw materials                                    $        2,854       $        3,087
      Work in progress                                           2,413                1,208
      Finished goods                                             1,266                1,059
                                                       ----------------     --------------

                                                       $        6,533       $        5,354
                                                       =================    ==============

      Raw materials consist mainly of reagents, enzymes, chemicals and plates used in SNP scoring, genotyping and to manufacture SNPware consumables. Work in progress consists mainly of case work not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

(5)   Segment Information

      The Company has historically operated in two segments, the Products segment and the Services segment, each of which was considered a strategic business that was historically managed separately because each business develops, manufactures and sells distinct products and services. The Products segment marketed and sold equipment and consumables for SNP scoring and other genetic analyses, whereas, the Service segment included the Company's business which performed genotyping services including DNA laboratory analysis for paternity, forensic and transplantation testing and SNP scoring services. The Company continues to market and sell these products and provide these services to its customers, however, during the second quarter of 2002, the Company completed an internal process of realigning its business into four business units. These business units consist of Orchid Life Sciences, Orchid Identity Genomics, Orchid Diagnostics and Orchid GeneShield. A brief description of all of the business units which have been determined to be reportable segments is as follows:

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

         . Orchid Diagnostics provides products and services for genetic testing, including HLA genotyping, disease susceptibility testing and immunogenetics, or the study of the relationship between an individual's immune response and their genetic makeup, to individuals; and

         . Orchid GeneShield is developing programs designed to accelerate the adoption and use of personalized medicine by patients and physicians.

      The Chief Operating Decision Maker of the Company measures segment profit/(loss) using operating income/(loss), which excludes other income (expense) and allocation of corporate expenditures. These corporate costs, which include treasury, human resources, finance, restructuring costs and certain other corporate functions, are included in corporate and all other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as discussed in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.

      Goodwill has been allocated to each reportable segment as shown below.

      Prior period information presented below has been restated to the current segment presentation.

                                                                                                           Corporate-        Total
                                                        Life Sciences  Identify Genomics  Diagnostics    and all other
                                                        -------------  -----------------  -----------    -------------      --------
Three months ended June 30, 2002:

            Revenues                                           2,325          10,058           4,047              -          16,430


Segment operating income/(loss)                               (3,557)            891             603        (10,173)        (12,236)

As of and for the six months ended June 30, 2002:

            Revenues                                           4,842          19,243           8,175              -          32,260


Segment operating income/(loss)                               (7,758)            675           1,427        (17,916)        (23,572)

Goodwill                                                           -           2,091           1,388              -           3,479
Total assets                                                  17,567          44,185          14,863         42,268         118,883

Three months ended June 30, 2001:

            Revenues                                           1,959           4,759               -              -           6,718

Segment operating income/(loss)                               (8,293)         (1,603)              -         (5,234)        (15,130)

As of and for the six months ended June 30, 2001:

            Revenues                                           3,638           8,715               -              -          12,353

Segment operating income/(loss)                              (14,188)         (4,010)              -         (9,133)        (27,331)

Total assets                                                  16,603          53,533                         79,321         149,457

(6)   Issuance of Common Stock

      On March 5, 2002, the Company completed an offering through which an aggregate of 9.0 million shares were sold, including an overallotment, to a group of new and existing shareholders. The shares of common stock were offered through a prospectus supplement pursuant to the Company's effective shelf registration statement. The Company generated net proceeds as a result of this offering of approximately $21,200.

(7)   Restructuring

      During the second quarter of 2002, the Company formalized and announced a plan to restructure certain operations of the Company in order to cut costs. As a result, over 80 positions which cover all areas of the Company's operations were eliminated. Most of these terminations were from the Company's Princeton, New Jersey facility. As a result of this plan, the Company recorded approximately $1,930 as a restructuring charge which consisted of employee related charges such as severance, benefits and outplacement services of approximately $1,030, facility charges related to lease exit costs of approximately $695 and leasehold improvements impairment charges of approximately $205. As of June 30, 2002, the remaining accrual as it relates to this restructuring is approximately $1,232. The Company expects to fully pay the existing liability as it relates to severance during the fourth quarter of 2002.

(8)   Contingencies

      Effective January 2000, the Company entered into three-year employment agreements with two executives of the Company. In certain cases, the Company may be obligated to pay the executives' salary and benefits for up to eighteen months after leaving the Company.

      On or about November 21, 2001, the Company was made aware of a complaint filed in the United States District Court for the Southern District of New York naming the Company as defendants, along with certain of its officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly is filed on behalf of persons purchasing the Company's stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the Company's May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company's stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company's registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. The Company has not reserved any amount related to this case as the Company believes that the allegations are without merit and intends to vigorously defend against the plaintiffs' claims. In this regard, on or about July 15, 2002, the Company filed a motion to dismiss all of the claims against it and its officers.

      The Company had been in a litigation with St. Louis University of St. Louis, Missouri regarding its belief that the Company's SNP scoring technology infringes certain claims under U.S. patent 5,846,710, which was controlled by the University. On August 7, 2002, the parties dismissed the litigation and the Company acquired the subject patent. St. Louis University has assigned both the patent and all license agreements related thereto to the Company.

      Additionally, the Company has other certain claims against it arising from the normal course of its business. The ultimate resolution of such matters, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

      In connection with the Company's acquisition of certain patents in 2001, the Company assumed an obligation to pay future amounts over the next three years. The obligation has been recorded in the accompanying condensed consolidated balance sheet as of June 30, 2002, at the net present value of the future obligations. The payments which are to be made to the original patent holder are as follows:

               2002                                                  $    1,204
               2003                                                       1,178
               2004                                                         310
                                                                     ----------
               Total                                                      2,692
               Less amount that represents interest                        (255)
                                                                     -----------

               Net present value of future obligations               $    2,437
                                                                     ==========

      The Company is also obligated to pay minimum royalties related to these patents of $1.2 million in 2005, $1.6 million in 2006, and $1.9 million in 2007 and each year thereafter until the expiration of the agreement.

(9)   Comprehensive Loss

      SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is displayed as a separate component of stockholders' equity. The following table reconciles net loss to comprehensive loss for the three and six months ended June 30, 2002 and 2001:

                                                          Three months ended June 30,          Six months ended June 30,
                                                         ------------------------------      ------------------------------
                                                            2002              2001              2002              2001
                                                         ------------      ------------      ------------     -------------
     Net loss                                            $   (12,220)      $   (14,307)      $   (22,737)     $    (25,798)
     Other comprehensive income (loss):
        Unrealized holding gain (loss)
           arising during the period                              --              (481)             (253)             (376)
        Less reclassification adjustment for
           gains included in net loss                             90                --               195                --
                                                         ------------      ------------      ------------     -------------
        Unrealized holding gain (loss) on
           available-for-sale securities                         (90)             (481)             (448)             (376)
        Foreign currency translation
           adjustments                                           571               (51)              319              (160)
                                                         ------------      ------------      ------------     -------------

     Other comprehensive income/(loss)                           481              (532)             (129)             (536)
                                                         ------------      ------------      ------------     -------------

     Comprehensive loss                                  $   (11,739)      $   (14,839)      $   (22,866)     $    (26,334)
                                                         ============      ============      ============     =============

 (10) Debt Covenants

      Pursuant to the Company's line of credit which was amended in December 2000, the Company is required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, if the Company does not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35,000 or twelve month's cash needs (calculated by taking the trailing three months' net cash used in operations multiplied by four) not to exceed 50% of outstanding amounts on draws made on or subsequent to December 30, 2000. As of December 31, 2001 and just prior to the follow-on offering (See Note 6), the Company did not maintain the minimum unrestricted cash defined in the agreement. The Company received a waiver from its lender regarding its non-compliance with this covenant for this period. Subsequent to March 31, 2002, the Company was not in compliance with this financial covenant. On June 19, 2002, the Company obtained a letter of credit in the amount of approximately $2,682 as required by the amended line of credit, which was supported by a cash restriction on certain securities held by the Company. As such, this cash restriction, in addition to cash restricted under two of the Company's operating leases is reflected as restricted cash in the condensed consolidated balance sheet as of June 30, 2002 of $3,385, of which $2,301 is classified as a long term asset. The Company has also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter of credit under this agreement for the period of non-compliance through June 19, 2002.

(11)  Recent Accounting Pronouncements

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

      In connection with SFAS 142's transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. Upon the completion of this step, to the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, then the Company would have to perform the second step of the transitional impairment test, in which the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. During the second quarter of 2002, the Company identified its reporting units and performed the transitional impairment test. Based on a discounted cash flow model to determine reporting unit fair value, the Company determined that the fair values of its reporting units exceeded the respective carrying values and therefore goodwill was in fact not impaired and performance of the second step noted above is not required. The Company has unamortized goodwill as of June 30, 2002 of $3,479, which is allocated to its reportable segments (see Note 5).

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

                                                            For the three months ended           For the six months ended
                                                                     June 30,                            June 30,
                                                           ------------------------------     -------------------------------
                                                              2002              2001              2002              2001
                                                           ------------      ------------     -------------     -------------
       Net loss:
          Net loss as reported                             $   (12,220)      $   (14,307)     $    (22,737)     $    (25,798)
          Add back: Goodwill amortization                           --               578                --             1,096
                                                           ------------      ------------     -------------     -------------
          Net loss, as adjusted                                (12,220)          (13,729)          (22,737)          (24,702)
                                                           ============      ============     =============     =============

       Basic and diluted net loss per share
          allocable to common stockholders
           as reported:                                    $     (0.22)      $     (0.41)     $      (0.43)     $      (0.76)
          Add back: Goodwill amortization per share                 --              0.01                --              0.03
                                                           ------------      ------------     -------------     -------------
             Net loss per share, as adjusted               $     (0.22)      $     (0.40)     $      (0.43)     $      (0.73)
                                                           ============      ============     =============     =============

      Goodwill amortization in the table above includes amortization of the workforce intangible asset which was reclassified to goodwill upon the adoption of SFAS 142.

(12)  Goodwill and Other Intangible Assets

      The following table sets forth the Company's other intangible assets at June 30, 2002:

      Base technology                                                        $     9,615
      Customer list                                                                5,040
      Trademark/tradename                                                          3,998
      Patents and know-how                                                        16,793
      Developed technology                                                         4,080
      Other                                                                        1,254
                                                                             ------------

      Total                                                                       40,780

      Less accumulated amortization                                               (5,781)
                                                                            -------------

      Other intangible assets, net                                          $     34,999
                                                                            =============

      Aggregate amortization expense:
          For the three months ended June 30, 2002                          $      1,018
          For the six months ended June 30, 2002                            $      1,961
      Estimated amortization expense:
          For the six months ending December 31, 2002                       $      2,166
          For the year ending December 31, 2003                                    4,332
          For the year ending December 31, 2004                                    4,285
          For the year ending December 31, 2005                                    4,244
          For the year ending December 31, 2006                                    4,044

      As of June 30, 2002, the Company does not have any intangible assets other than goodwill which are not subject to amortization. In addition, the change in goodwill from $3,265 as of December 31, 2001 to

      $3,479 as of June 30, 2002 was primarily the result of foreign currency translation adjustments during the quarter ended June 30, 2002.

(13)  Increase in Authorized Shares of Common Stock

      In March 2002, the Board of Directors of the Company approved, subject to stockholder approval, an increase of the Company's authorized shares of common stock to 150,000,000 shares. The stockholders approved this increase in authorized shares at its annual meeting in June of 2002, and the Company filed an Amendment to its Certificate of Incorporation on June 17, 2002 effectuating the increase in authorized shares.

(14)  Income Tax Benefit

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

                            ORCHID BIOSCIENCES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition as of June 30, 2002 and the Results of Operations for the three and six months ended June 30, 2002 and 2001 should be read in conjunction with our Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon the accuracy of such statements in this section, see the "Forward-Looking Statements" section of this Quarterly Report on Form 10-Q and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. Except as required by law, we undertake no obligation to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

In 2001, our business focused on our SNP scoring products and services that apply our proprietary SNP-IT primer extension technology, and on our identity genomics services in paternity and forensics. During 2001, we entered into various agreements. These agreements had varying terms and included but were not limited to: (i) services agreements whereby we agreed to provide genetic analysis services; (ii) services agreements under which we would provide SNP genotyping services; (iii) license agreements pursuant to which we granted third parties royalty bearing, non-exclusive and exclusive licenses to use our SNP-IT single base primer extension technology to produce and sell reagent kits and software incorporating our technology; and (iv) agreements under which we agreed to provide SNPstream instruments, SNPware and ELUCIGENE consumables. Since late 1999, following our acquisition of GeneScreen, Inc. ("GeneScreen") and, our subsequent acquisitions of Cellmark and Lifecodes, both in 2001, we also have been a leading provider of DNA testing services in the paternity, forensics and human leukocyte antigen, or HLA, transplantation typing fields.

     Our ability to achieve profitability will depend, in part, on our ability to continue to develop and commercialize our proprietary SNP scoring technologies in the form of products and services for pharmaceutical, biotechnology and diagnostic companies and research institutions, as well as our ability to competitively bid on, and receive contracts, for identity genomics testing services. We introduced our SNPstream 25K SNP scoring system, SNPware consumables and related services in late 1999. In September 2001, we introduced the SNPstream MT solution with medium throughput capabilities and based on the Luminex xMap platform. In April 2002 we launched our ultra high-throughput SNPstream UHT System, capable of genotyping from 5,000 to over 800,000 SNPs in a 24-hour period. Because our proprietary SNP-IT primer extension technology is very adaptable to other hardware platforms, we intend to expand our offerings of SNPware consumables for use on instruments made or sold by other companies and to obtain license fees and royalties by licensing our SNP-IT technology for incorporation in the consumable kits of others. Our collaborations with Affymetrix, Amersham Biosciences, Applied Biosystems and PerkinElmer are examples of this Platform Propagation strategy. We also provide SNP-IT-based high quality SNP scoring to a variety of customers on a fee-for-service basis. Our MegaSNPatron facilities currently offer high throughput SNP genotyping services to such customers as AstraZeneca, Ellipsis Biotherapeutics, GlaxoSmithKline, Lilly, and Sygen. And, in April of this year, we added our SNPstream UHT system to our MegaSNPatron facilities, giving us the broadest range of SNP scoring options available to service customers in the industry. We believe fee-for-service SNP scoring will be an attractive option for many customers.

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

GeneScreen's, Cellmark's, and Lifecodes' businesses in paternity and forensics testing support our goal of extending our business in genetic diversity. We intend to apply our ultra-high throughput SNP scoring technology to the paternity and forensics businesses of GeneScreen, Cellmark, and Lifecodes in order to significantly reduce the cost of providing these identity genomics services. We also plan to use the accredited laboratories at GeneScreen, Cellmark, and Lifecodes to offer clinical quality pharmacogenetic SNP scoring of patient samples for clinical association studies and pharmaceutical clinical trials. We also plan to use these laboratories to conduct pharmacogenetic SNP scoring services that we plan to offer to physicians and patients in the future through a number of distribution channels. Our DNA testing business is dependent upon our ability to successfully and competitively bid and qualify for contracts with various governmental entities to provide paternity and forensics testing services. We expect revenues from the respective forensics businesses of GeneScreen, Cellmark, and Lifecodes to increase as DNA analyses are increasingly being used by the authorities within the criminal justice system to identify perpetrators and exonerate the innocent.

Our GeneShield business, established in 2001, is working to implement a strategy based on the creation of proprietary rights covering the identification of SNPs and their associations to medically important attributes of patients. GeneShield is also developing a number of innovative programs designed to accelerate the adoption of pharmacogenetics into routine health care. These programs are focused on health outcomes and may include a number of health system participants, including providers, patients and payers. Orchid GeneShield expects to announce its first beta test program in the last quarter of 2002. We intend to develop intellectual property rights to medical and diagnostic uses of SNPs through our collaborations with pharmaceutical and biotechnology companies. We expect Orchid GeneShield to commence generating revenues in 2003.

Compensation Charges

In prior years, we recorded deferred compensation resulting from the granting of stock options to employees, directors or consultants with exercise prices below the fair market value of the underlying common stock at the date of their grant. During 2001 and through June 30, 2002, all stock options were granted with grant prices equal to the fair value of our common stock at the grant date. Net of prior amortization, and remeasurement related to options previously granted to consultants, deferred compensation of approximately $5.8 million at June 30, 2002 will be amortized over the vesting periods of the respective options, typically four years.

We anticipate recording total compensation charges resulting from the amortization in future periods of the deferred compensation as of June 30, 2002 as follows (in millions):



                        Six months ended       Year ended
                          December 31,        December 31,
                        ------------------------------------
                              2002                2003
                        ----------------    ----------------
                      $       1.9         $       3.9

The portion of these amounts which results from grants to consultants is subject to remeasurement at the end of each reporting period based upon the changes in the fair value of our common stock until the consultant completes performance under his or her respective option agreement. A reduction of deferred compensation of approximately $0.6 million was recorded for the six months ended June 30, 2002 related to such remeasurements. Also, certain grants of performance-based options have been made for which no deferred compensation expense has been recorded and for which compensation expense will be measured at the time the performance criteria is met as the difference between the fair value of the common stock and the exercise price and will be immediately recorded as compensation expense.

We have incurred losses since inception, and, as of June 30, 2002, we had total stockholders' equity of approximately $92.7 million, including an accumulated deficit of approximately $206.0 million. We anticipate incurring additional losses over at least the next year. We expect these losses to continue in the near future as we expand the commercialization of our products and services and we fully implement our proprietary Orchid GeneShield business. We expect this expansion to result in some increases in research and development, marketing and sales, and general and administrative expenses. However, we expect that these anticipated increases will be offset by our restructuring efforts. Payments under strategic alliances, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Critical Accounting Policies

Our critical accounting policies are as follows:

   .   revenue recognition

   .   valuation of long-lived and intangible assets and goodwill.

Revenue Recognition. We have had, and expect in the future to have, several sources of revenues. Prior to our acquisitions of GeneScreen, Cellmark, and Lifecodes, we derived substantially all of our revenues from research and development collaborations, technology grants and awards from several governmental agencies. In 2001, we derived our first revenues from the sale of testing kits and laboratory DNA testing services from our Cellmark division in the UK. In 2000, we derived our first revenues from the performance of laboratory DNA testing services by GeneScreen, our wholly owned subsidiary in the US. In 1999, we derived our first revenues from the placement of our first commercial SNPstream hardware system, and throughout 2000, 2001 and through June 30, 2002, we derived increased amounts of revenues from the sale of SNP-IT-based consumables. We also derived significant license revenues beginning in 2000.

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

We recognize DNA laboratory and SNP scoring services revenues on a completed contract basis at the time test results are completed and reported. Deferred revenues represent the unearned portion of payments received in advance of tests being completed and reported.

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

Valuation of long-lived and intangible assets and goodwill. We assess the impairment of amortizable identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

   . significant underperformance relative to expected historical or projected future operating results;

   . significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

   .   significant negative industry or economic trends; and

   .   significant decrease in market value of assets.

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets, excluding goodwill, amounted to $64.2 million as of June 30, 2002.

On January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets, became effective and, as a result, we ceased to amortize approximately $3.3 million of net goodwill recorded as of December 31, 2001. We had recorded approximately $1.9 million of amortization during 2001. In connection with our adoption of SFAS 141 which became effective on January 1, 2002, and our evaluation of intangible assets arising from business combinations prior to the adoption of SFAS 141, we have reclassified our work force intangible asset with a net book value as of December 31, 2001 of approximately $1.1 million to goodwill. In connection with SFAS 142's transitional goodwill impairment evaluation, the statement required us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we had to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. Upon the completion of this step, to the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, then we would have to perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in our statement of operations. During the second quarter of 2002, we identified our reporting units and performed the transitional impairment test. Based on a discounted model to determine reporting unit fair value, we determined that the fair values of our reporting units exceed the respective carrying value. Therefore, goodwill was in fact not impaired and performance of the second step above is not required.

Certain events or market and business conditions in the future could cause us to revise our estimates and judgments, and could result in a material impairment of equipment, leasehold improvements and other intangible assets.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

Revenues. Revenues for the three months ended June 30, 2002 of approximately $16.4 million represents an increase of approximately $9.7 million as compared to revenues of approximately $6.7 million for the corresponding period of 2001. This increase is primarily attributable to an increase of approximately $9.1 million in services revenues, which primarily relates to our two acquisitions in 2001, Cellmark and Lifecodes. Lifecodes, which we acquired in December of 2001, had services revenues during the three months ended June 30, 2002 of approximately $6.4 million. The increase was also attributable to an increase in SNP genotyping services performed in the second quarter of 2002 under genotyping service arrangements. Products revenues also increased by approximately $1.1 million, which relates primarily to our two acquisitions in 2001, Cellmark and Lifecodes, as well as an increase in SNPstream consumable sales. We also recognized approximately $0.6 million in license, grant, and collaboration revenues during the three months ended June 30, 2002.

Cost of products revenues. Cost of products revenues for the three months ended June 30, 2002 was approximately $1.0 million, or 45% of products revenues, compared to approximately $0.9 million, or 72% of products revenues for the corresponding period of 2001. The decrease in cost of products revenues as a percent of products revenues is attributable to an increased number of SNPstream consumables which had a higher gross margin than SNPstream systems for the three months ended June 30, 2002 versus the corresponding period in 2001. In addition, during the second quarter of 2002 we incurred costs of products revenues for our Lifecodes business which has gross margins that are consistent with the overall historical gross margins of our consumables products business. The increase in the amount of cost of products revenues was attributable to the costs associated with the various consumables sold in the three months ended June 30, 2002 compared to the corresponding period of 2001 which included the cost of SNPStream placements. Included in the total costs of products revenues for the three months ended June 30, 2002 is approximately $0.8 million related to Lifecodes which was not included in our results of operations in the corresponding period of 2001.

Cost of services revenues. Cost of services revenues was approximately $7.8 million, or 58% of services revenues for the three months ended June 30, 2002 compared to approximately $2.9 million, or 65% of services revenues in the corresponding period of 2001. The increase in costs of services revenues was primarily attributable to increased costs associated with Lifecodes of approximately $3.7 million, which we acquired in December 2001. The decrease in cost of services revenues as a percent of services revenues is attributed to the inclusion of both our Cellmark and Lifecodes businesses in the quarterly results for a full three month period, which generates a higher gross margin on services revenues than the previous services business. Even though our Cellmark business was included in our results of operations during the previous year's quarterly results, there was an increase in the gross margins for that business as compared to the previous year because Cellmark has experienced significant growth in higher margin services.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses for the three months ended June 30, 2002 were approximately $11.7 million, an increase of approximately $2.8 million, as compared to approximately $8.9 million for the corresponding period of 2001. We attribute this increase in overall selling, general and administrative expenses to Lifecodes which was not included in the previous years quarterly results of operations. Without giving effect to the total selling, general and administrative expenses of Lifecodes of approximately $2.7 million, the selling, general and administrative expenses for three months ended June 30, 2002 would be relatively consistent with the three months ended June 30, 2001. Our Cellmark business had selling, general and administrative expenses of approximately $1.3 million during the three months ended June 30, 2002 as compared to approximately $1.0 million during the corresponding period of 2001 which was caused by the growth of that business. This increase was offset by lower corporate selling, general and administrative expenses as a result of our restructuring efforts.

Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended June 30, 2002 were approximately $6.2 million, a decrease of approximately $3 million, as compared to approximately $9.2 million for the corresponding period of 2001. Without giving effect to the research and development expenses attributed to Lifecodes of approximately $0.6 million, the decrease in research and development expenses would have been approximately $3.6 million. The decrease in research and development expense was primarily attributable to a decrease in purchases of laboratory supplies of approximately $2.6 million. There was also a reduction in research and development personnel which contributed to this overall decrease during the three months ended June 30, 2002, as compared to the prior period. During the three months ended June 30, 2001, we incurred a significant amount of research and development costs in connection with the expansion of our internal and collaborative efforts, including our collaboration with the SNP Consortium. We expect future research and development expenses to decrease as our products shift from the research and development stage to commercialization as evidenced by our commercialization of several products during the first six months of 2002.

Restructuring. During the second quarter of 2002, we formalized and announced a plan to restructure certain operations in order to cut costs. As a result, over 80 positions which cover all areas of our operations were eliminated. Most of these terminations were from our Princeton, New Jersey facility. As a result of this plan, we recorded approximately $1.9 million as a restructuring charge which consisted of employee related charges such as severance, benefits and outplacement services of approximately $1.0 million, facility charges related to lease exit costs of approximately $0.7 million and leasehold improvements impairment charges of approximately $0.2 million. We expect to fully pay the existing liability as it relates to severance during the fourth quarter of 2002. We also expect to incur additional restructuring charges in 2002 as we make a concerted effort to cut costs and achieve profitability.

Interest income. Interest income for the three months ended June 30, 2002 was approximately $0.2 million, compared to approximately $1.0 million for the corresponding period of 2001. This decrease was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held during 2001. This decrease is also attributable to lower interest rates during 2002 compared to 2001.

Interest expense. Interest expense for the three months ended June 30, 2002 was approximately $0.2 million, which was comparable to the approximately $0.2 million in the corresponding period in 2001. Interest expense during these periods was consistent because of the comparable levels of long term debt.

Net loss allocable to common stockholders. Due to the factors discussed above, for the three months ended June 30, 2002, we reported a net loss allocable to common stockholders of approximately $12.2 million as compared to approximately $14.3 million in the corresponding period in 2001.

Six Months Ended June 30, 2002 and 2001

Revenues. Revenues for the six months ended June 30, 2002 of approximately $32.3 million represents an increase of approximately $19.9 million as compared to revenues of approximately $12.4 million for the corresponding period of 2001. This increase is primarily attributable to an increase of approximately $16.8 million in services revenues, which primarily relates to our two acquisitions in 2001, Cellmark and Lifecodes. Lifecodes, which we acquired in December 2001, had services revenues during the six months ended June 30, 2002 of approximately $12.0 million. The increase was also attributable to an increase in SNP genotyping services performed in 2002 under genotyping service arrangements. Products revenues also increased by approximately $3.1 million, which relates primarily to our two acquisitions in 2001 of Cellmark and Lifecodes. We also recognized approximately $1.8 million in license, grant and collaboration revenues during the six months ended June 30, 2002 which is consistent with the comparable period of 2001.

Cost of products revenues. Cost of products revenues for the six months ended June 30, 2002 was approximately $2.5 million, or 47% of products revenues, compared to approximately $1.7 million, or 76% of products revenues for the corresponding period of 2001. The decrease in cost of products revenues as a percent of products revenues is attributable to an increased proportion of total products revenues from SNPstream consumables, which had a higher gross margin, than SNPstream systems for the period ended June 30, 2002 versus the corresponding period in 2001. In addition, during the six months ended June 30, 2002 we incurred costs of products revenues for our Lifecodes business which has gross margins consistent which are consistent with the overall historical gross margins of our consumables products business. The increase in the amount of cost of products revenues was attributable to the costs associated with the consumables sold in the six months ended June 30, 2002 compared to the corresponding period of 2001 which included the cost of SNPstream placements. Included in the total costs of products revenues for the six months ended June 30, 2002 is approximately $1.7 million related to Lifecodes which was not included in our results of operations in the corresponding period of 2001.

Cost of services revenues. Cost of services revenues was approximately $15.4 million, or 61% of services revenues for the six months ended June 30, 2002 compared to approximately $5.7 million, or 69% of services revenues in the corresponding period of 2001. The increase in cost of services revenues was primarily attributable to increased costs associated with Lifecodes of approximately $7.3 million, which we acquired in December 2001. The decrease in cost of services revenues as a percent of services revenues is attributed to the inclusion of both our Cellmark and Lifecodes businesses in the results of operations for a full six-month period, which generates a higher gross margin on services revenues than the previous services business. Even though our Cellmark business was included in our results of operations during most of the six months ended June 30, 2001, there was an increase in the gross margins and in total cost of services revenues for that business in 2002 as compared to the previous year because Cellmark has experienced significant growth in higher margin services.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses for the six months ended June 30, 2002 were approximately $23.5 million, an increase of approximately $7.4 million, as compared to approximately $16.1 million for the corresponding period of 2001. We attribute this increase in overall selling, general and administrative expenses to Lifecodes which was not included in the previous periods results of operations. Without giving effect to the total selling, general and administrative expenses of Lifecodes of approximately $5.5 million for the six months ended June 30, 2002, the selling general and administrative expenses for the six months ended June 30, 2002 would have increased by only approximately $1.9 million as compared with the six months ended June 30, 2001. Our Cellmark business had selling, general and administrative expenses of approximately $2.5 million during the six months ended June 30, 2002 as compared to approximately $1.3 million during the corresponding period of 2001 which was caused by the growth of that business and the inclusion of the results of operations for a full six-month period. This accounts for the most significant reason for the increase in selling, general and administrative expenses as compared to the prior year, without given giving effect to the results of operations of Lifecodes.

Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the six months ended June 30, 2002 were approximately $12.5 million, a decrease of approximately $3.6 million, as compared to approximately $16.1 million for the corresponding period of 2001. Without giving effect to the research and development expenses attributed to Lifecodes of approximately $1.0 million, the decrease in research and development expenses would have been approximately $4.6 million. The decrease in research and development expense for the six months ended June 30, 2002 as compared to the comparable previous period was primarily attributable to a decrease in purchases of laboratory supplies of approximately $2.1 million. There was also a reduction in research and development personnel which contributed to the overall decrease during the six months ended June 30, 2002 as compared to the prior period. During the six months ended June 30, 2001, we incurred a significant amount of research and development costs in connection with the expansion of our internal and collaborative efforts, including our collaboration with the SNP Consortium. We expect future research and development expenses to decrease as our products shift from the research and development stage to commercialization as evidenced by our commercialization of several products during the first six months of 2002.

Restructuring. During the six months ended June 30, 2002, we formalized and announced a plan to restructure certain operations in order to cut costs. As a result, over 80 positions which cover all areas of our operations were eliminated. Most of these terminations were from our Princeton, New Jersey facility. As a result of this plan, we recorded approximately $1.9 million as a restructuring charge which consisted of employee related charges such as severance, benefits and outplacement services of approximately $1.0 million, facility charges related to lease exit costs of approximately $0.7 million and leasehold improvements impairment charges of approximately $0.2 million. We expect to fully pay the existing liability as it relates to severance during the fourth quarter of 2002. We also expect to incur additional restructuring charges in 2002 as we make a concerted effort to cut costs and achieve profitability.

Interest income. Interest income for the six months ended June 30, 2002 was approximately $0.5 million, compared to approximately $1.9 for the corresponding period of 2001. This decrease was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held during 2001. This decrease is also attributable to lower interest rates during 2002 compared to 2001.

Interest expense. Interest expense for the six months ended June 30, 2002 was approximately $0.5 million compared to approximately $0.4 million in the corresponding period in 2001. Interest expense during these periods was comparable because of the comparable level of long term debt.

Income tax benefit. During the six months ended June 30, 2002, we recorded an income tax benefit of approximately $0.9 million. This was related to the sale of some of our state net operating loss carryforwards to another company, which is authorized by the New Jersey Economic Development Authority.

Net loss allocable to common stockholders. Due to the factors discussed above, for the six months ended June 30, 2002, we reported a net loss allocable to common stockholders of approximately $22.7 million as compared to approximately $25.8 million in the corresponding period in 2001.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through research and development funding from collaborative partners, from our two private placements of equity securities with aggregate net proceeds of approximately $102.0 million that closed in March 1998 and in December 1999 and January 2000, approximately $48.4 million from our initial public offering which closed in May 2000, approximately $33.2 million from our follow-on offering of common stock in June 2001, and approximately $21.2 million from our follow-on offering of common stock in February and March 2002. Our sale of series E mandatorily redeemable convertible preferred stock in December 1999 resulted in an approximate $44.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 1999. The closing of our sale of series E mandatorily redeemable convertible preferred stock in January 2000 resulted in an approximate additional $29.6 million beneficial conversion feature which was included in net loss allocable to common stockholders in 2000. In December 1998, we obtained a secured $6.0 million equipment loan line, for the purchase of leasehold improvements and equipment at our corporate headquarters and research and development laboratories whose availability expired in 1999. In December 2000, this agreement was amended to establish a new borrowing base of an additional $8.0 million. At June 30, 2002, we had borrowings of approximately $7.5 million outstanding, and approximately $0.9 million available to be borrowed under this facility through 2002. We lease our corporate and primary research facility under operating leases, which expire in 2006 and 2008, respectively. If we do not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35 million or twelve months' cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), we are required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. As of December 31, 2001, and just prior to the follow-on offering (See Note 6 to the condensed consolidated financial statements), we did not maintain the minimum unrestricted cash defined in the agreement. We have received a waiver from our lender regarding our non-compliance with this covenant for this period. Subsequent to March 31, 2002, we did not maintain the minimum cash defined in the agreement. On June 19, 2002, we obtained a letter of credit in the amount of approximately $2.7 million as required by the amended line of credit, which was supported by a cash restriction on certain securities held by us. As such, this cash restriction, in addition to cash restricted under two of our operating leases is reflected as restricted cash in the condensed consolidated balance sheet as of June 30, 2002 of $3.4 million, of which approximately $2.3 million is classified as a long term asset. We have also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter or credit under this agreement for the period of non-compliance though June 19, 2002.

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

As of June 30, 2002, we had approximately $20.8 million in cash and cash equivalents and short-term investments, compared to approximately $27.9 million as of December 31, 2001. This decrease is due to our follow-on offering of common stock in February and March 2002 which generated net proceeds of approximately $21.2 million offset by cash used to fund operations through June 30, 2002.

Net cash used in operations for the six months ended June 30, 2002 was approximately $19.5 million compared with approximately $21.9 million for the comparable period in 2001. Non-cash charges for the first six months of 2002 included compensation expense of approximately $1.1 million, depreciation and amortization expense of approximately $5.4 million and impairment of certain fixed assets from the restructuring of approximately $0.2 million. Investing activities included capital expenditures of approximately $3.2 million, and approximately $12.2 million of proceeds from maturities, net of purchases, of short term investments. Financing activities primarily consisted of approximately $21.2 million of net proceeds from our offering of common stock in February and March 2002 and repayment of debt of $1.7 million.

Working capital decreased to approximately $25.3 million at June 30, 2002 from approximately $27.5 million at December 31, 2001. The decrease in working capital resulted from an increase as it related to our offering of common stock in February and March 2002, offset by cash used in operations, cash paid to acquire fixed assets and repay debt obligations during the six months ended June 30, 2002 and the long term restriction on the use of our cash of approximately $2.3 million.

We expect our restructuring efforts in the second quarter of 2002 and anticipated incremental restructuring efforts during the third quarter to reduce future spending. We believe that the result of these efforts, coupled with expected increases in both revenues and gross margins in all of our business units, will enable us to use our existing cash reserves to operate our ongoing business activities over at least the next 12 months. However, we may need to access the capital markets for additional funding for strategic business activities currently under development.

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

    . the application of our SNP scoring technologies to our other business areas, including paternity testing;

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

As of December 31, 2001, our net operating loss carryforwards were approximately $134.2 million and $123.5 million for Federal and state income tax purposes, respectively, as adjusted for the sale of our state tax loss carryforwards in January 2002. If not utilized, our Federal and state tax loss carryforwards will begin to expire in 2003 and 2002, respectively. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to "change of ownership" provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations were triggered as a result of past financings or may be triggered as a result of future financings. This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.

Contractual Commitments. We maintain multiple contractual commitments as of June 30, 2002, which will support our future business operations. Such commitments relate to non-cancelable operating lease arrangements, long term debt, minimum supply purchases, and future patent and minimum royalty obligations. We have identified and quantified the significant commitments in the following table.

                             Payments Due by Period

                                   (in $000's)

                                    Six months
                                      ending                 Years ending December 31,
                                    December 31,             -------------------------
                                                                                                    There-
Contractual Obligations                 2002        2003        2004        2005        2006        after      Total
-----------------------              ----------  ----------  ----------  ----------  ----------  ----------  ---------
Noncancelable operating
   lease arrangements (1)            $    1,492  $    3,653  $    3,272  $    2,909  $    2,264  $    4,652  $  18,242

Long-term debt (2)                        1,718       3,498       2,170         659          --          --      8,045

Future patent obligations (3)             1,204       1,178         310          --          --          --      2,692

Minimum purchase
   commitments (4)                          700         990       1,320          --          --          --      3,010

Future minimum
   royalties (5)                             --          --          --       1,240       1,550          --      2,790
                                     ----------  ----------  ----------  ----------  ----------  ----------  ---------
Total contractual obligations        $    5,114  $    9,319  $    7,072  $    4,808  $    3,814  $    4,652  $  34,779
                                     ==========  ==========  ==========  ==========  ==========  ==========  =========

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

(5) In connection with our acquisition of US Patent No. 5,856,092, we are also obligated to pay future minimum royalties commencing in 2005 which increases up to $1.9 million in 2007 and continues through the expiration of the agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents, short-term investments, and restricted cash which are conservative in nature, with a focus on preservation of capital and all of which have maturities of less than one year which limit their exposure to market fluctuations. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument.

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

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: our expectation of incurring additional losses in the next year; our expectation that losses will continue in the near future as we expand the commercialization of our products and services and we fully implement our proprietary Orchid GeneShield business; our expectation that our continued expansion will result in some increases in research and development, marketing and sales, and general and administrative expenses; our expectation that these anticipated increased expenses will be offset by our restructuring efforts; our intention of vigorously defending lawsuits; our belief that fee-for-service SNP scoring will be an attractive option for many customers; our intention to apply our ultra-high throughput SNP scoring technology to the paternity and forensics business of GeneScreen, Cellmark and Lifecodes in order to significantly reduce the cost of providing these identity genomics services; our plan to use the accredited laboratories at GeneScreen, Cellmark and Lifecodes to offer clinical quality pharmacogenetic SNP scoring of patient samples for clinical association studies and pharmaceutical clinical trials and to conduct pharmacogenetic SNP scoring services that we plan to offer to physicians and patients in the future through a number of distribution channels; our intention to expand our offerings of products for instruments made or sold by others and to obtain license fees and royalties by licensing our technology for incorporation in products of others; our expectation that revenues from the respective forensics businesses of GeneScreen, Cellmark and Lifecodes will increase as DNA analyses are increasingly being used by authorities within the criminal justice system; Orchid GeneShield's expectation of announcing its first beta test program in the last quarter of 2002; our intention of developing intellectual property rights to medical and diagnostic uses of SNPs through our collaborations with pharmaceutical and biotechnology companies; our expectation that Orchid GeneShield will commence generating revenues in 2003; our expectation of having several sources of revenue in the future; our expectation that our restructuring efforts in the second quarter of 2002 and anticipated incremental restructuring efforts in the third quarter will reduce future spending; our belief that the result of our restructuring efforts coupled with expected increases in both revenues and gross margins in all our business units will enable us to use our existing cash reserves to operate our ongoing business activities over at least the next 12 months; and our belief we may need to access the capital markets for additional funding for strategic business activities currently under development. For further information, refer to the more specific factors and uncertainties discussed throughout this report and in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On or about November 21, 2001, we were made aware of a complaint filed in the United States District Court for the Southern District of New York naming us as defendants, along with certain of our officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly is filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We have not reserved any amount related to this case as we believe that the allegations are without merit and intend to vigorously defend against the plaintiffs' claims. In this regard, on or about July 15, 2002, we have filed a motion to dismiss all of the claims against us and our officers.

We had been in a litigation with St. Louis University of St. Louis, Missouri regarding its belief that our SNP scoring technology infringes certain claims under U.S. patent 5,846,710, which was controlled by the University. On August 7, 2002, the parties dismissed the litigation and we acquired the subject patent. St. Louis University has assigned both the patent and all license agreements related thereto to us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were put to a vote of security holders at our Annual Meeting of Stockholders held on June 14, 2002: (i) the election of Kenneth D. Noonan, PhD., as a Class I Director, to serve until 2004, and to elect Robert M. Tien, MD, MPH, Jeremy M. Levin, D.Phil., MB, BChir, and Ernest Mario, PhD., as Class II directors to serve until 2005; (ii) the amendment of our Restated Certificate of Incorporation to increase the aggregate number of shares of common stock authorized to be issued from 100,000,000 to 150,000,000 shares; and
(iii) the ratification of the appointment of KPMG LLP as our independent public accounts for the current fiscal year.

The following tables set forth information regarding the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the Nasdaq Stock Market, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers (broker non-votes). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders meeting. The election of directors is decided by plurality of the votes cast; withholding authority to vote for a nominee for director had no effect on the outcome of the vote. For the proposal to ratify the appointment of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2002, the affirmative vote of a majority of shares of Common Stock voted affirmatively or negatively at the Meeting on the matter was necessary for approval. Abstentions with respect to each of these two proposals had no effect on the outcome of the vote. For the proposal to amend our Restated Certificate of Incorporation to increase the aggregate number of shares of common stock authorized for issuance from 100,000,000 shares to 150,000,000 shares, the affirmative vote of the holders of at least the majority of the outstanding common stock entitled to vote on this matter was required for approval under Delaware law. Because abstentions are treated as shares present or represented and entitled to vote, abstentions with respect to this proposal had the same effect as a vote against the proposal.

                                                                           Against
                                                                            Broker
Proposals:                                             For               or Withheld         Abstentions        Non-votes
                                                       ---               -----------         -----------        ---------
(i)    election of directors                         36,924,437             870,064               --                --

(ii)   proposal to amend our Restated
Certificate of Incorporation to
increase the aggregate number of shares
of common stock authorized to be issued
from 100,000,000 to 150,000,000 shares               36,166,733           1,534,811             92,957              --

(iii) proposal to ratify the appointment of
KPMG LLP as our independent public accounts
for the current fiscal year                          36,987,985             756,087             50,429              --

At the meeting the following directors were approved by the shareholders to serve on the board of directors: Kenneth D. Noonan, PhD., as a Class I director, to serve until 2004, and Robert M. Tien, MD, MPH, Jeremy M. Levin, D.Phil., MB, BChir, and Ernest Mario, PhD., as Class II directors to serve until 2005. In addition to these directors, the following directors continue to serve on the board of directors: Sidney M. Hecht, PhD, Samuel D. Isaly, and George Poste, DVM, PhD.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.


      Exhibit
      Number                                      Description

        3.1 Restated Certificate of Incorporation of the Registrant dated May 10, 2000.

        3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001

        3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002

        3.4 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001

        3.5      Second Amended and Restated Bylaws of the Registrant (filed as
                 Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

        4.1 Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

        4.2 Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A)

        99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ORCHID BIOSCIENCES, INC.

Date: August 14, 2002               By: /s/ Donald R. Marvin

                                    DONALD R. MARVIN

                                    Senior Vice President, Chief Operating
                                    Officer, Chief Financial Officer
                                    (principal financial and accounting officer)

                                  Exhibit Index

  Exhibit
  Number                                       Description

    3.1          Restated Certificate of Incorporation of the Registrant dated
                 May 10, 2000

    3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001

    3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated June 17, 2002

    3.4 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001

    3.5          Second Amended and Restated Bylaws of the Registrant (filed as
                 Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

    4.1 Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

    4.2 Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A)

    99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002