Form 10-Q
period 2002-09-30
ORCHID BIOSCIENCES INC
filed 2002-11-14
CIK 1107216

 Click here for Index

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 000-30267

ORCHID BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3392819 (I.R.S. Employer Identification No.)

4390 US ROUTE ONE, PRINCETON, NJ (Address of principal executive offices)	08540 (Zip Code)

Registrant’s telephone number, including area code: (609) 750-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of November 1, 2002, was 55,738,781.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Back to Index

PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

Assets	September 30, 2002	December 31, 2001

	(unaudited)
Current assets:
Cash and cash equivalents	$8,465	$10,746
Short-term investments	609	17,196
Restricted cash	1,084	—
Accounts receivable, net	12,761	12,330
Inventory	4,233	5,354
Other current assets	1,881	1,855

Total current assets	29,033	47,481
Equipment and leasehold improvements, net	21,077	29,615
Goodwill, net	4,029	3,265
Other intangibles, net	35,502	36,772
Restricted cash	2,301	—
Other assets	2,706	3,783

Total assets	$94,648	$120,916

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,372	$3,397
Accounts payable	4,071	6,161
Accrued expenses	8,854	9,180
Deferred revenue	1,756	1,221

Total current liabilities	18,053	19,959

Long-term debt, less current portion	3,720	6,327
Other liabilities	1,504	1,392

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares, no shares issued or outstanding	—	—
Series A junior participating stock, $.001 par value, 1,000,000 shares designated; no shares issued or outstanding	—	—
Common stock, $.001 par value. Authorized 150,000,000 shares, issued and outstanding 55,738,781 and 46,180,450 at September 30, 2002 and December 31, 2001, respectively	56	46
Additional paid-in capital	304,406	283,857
Deferred compensation	(4,402)	(7,543)
Accumulated other comprehensive income/(loss)	(62)	181
Surrender shares for guaranteed value	(308)	—
Accumulated deficit	(228,319)	(183,303)

Total stockholders’ equity	71,371	93,238

Total liabilities and stockholders’ equity	$94,648	$120,916

See accompanying notes to condensed consolidated financial statements.

Back to Index

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues:
Products revenue	$3,021	$1,801	$8,352	$4,020
Services revenue	13,307	5,027	38,423	13,348
Collaboration, license and other revenues	664	603	2,477	2,416

Total revenues	16,992	7,431	49,252	19,784

Operating expenses:
Cost of products revenue (includes write-down of discontinued product inventory of $811 during the three and nine months ended September 30, 2002)	2,290	1,106	4,778	2,791
Cost of services revenue	7,182	3,596	22,581	9,327
Research and development	7,312	9,731	18,440	25,306
Marketing and sales	2,402	1,427	7,687	4,548
General and administrative	10,608	5,352	28,249	17,058
Impairment of assets	6,061	27,256	6,266	27,256
Restructuring	2,279	—	4,004	—
Amortization of intangible assets	955	1,190	2,916	3,056

Total operating expenses	39,089	49,658	94,921	89,342

Operating loss	(22,097)	(42,227)	(45,669)	(69,558)

Other income (expense):
Interest income	32	549	504	2,449
Interest expense	(205)	(205)	(663)	(572)
Other expense	(9)	33	(82)	33

Total other income (expense)	(182)	377	(241)	1,910

Loss before income taxes	(22,279)	(41,850)	(45,910)	(67,648)
Income tax benefit	—	—	894	—

Net loss allocable to common stockholders	$(22,279)	$(41,850)	$(45,016)	$(67,648)

Basic and diluted net loss per share allocable to common stockholders	$(0.40)	$(1.06)	$(0.84)	$(1.89)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	55,530,230	39,531,965	53,415,183	35,854,843

See accompanying notes to condensed consolidated financial statements.

Back to Index

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(45,016)	$(67,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation expense	1,984	2,210
Depreciation and amortization	7,847	5,838
Impairment of assets	6,266	27,256
Bad debt expense	2,725	—
Changes in assets and liabilities:
Accounts receivable	(3,156)	(775)
Inventory	1,121	1,041
Other current assets	(26)	295
Other assets	835	(589)
Accounts payable	(2,090)	(730)
Accrued expenses	(1,342)	751
Deferred revenue	535	(21)
Other liabilities	(113)	—

Net cash used in operating activities	(30,430)	(32,372)

Cash flows from investing activities:
Cash paid to acquire Cellmark, including acquisition costs	—	(2,909)
Acquisition of Affymetrix patent and license	—	(3,005)
Capital expenditures	(2,888)	(7,343)
Increase in restricted cash	(3,385)	—
Cash paid for intangible assets	(417)	—
Maturities of short-term investments	27,785	110,720
Purchase of short-term investments	(11,198)	(93,047)

Net cash provided by investing activities	9,897	4,416

Cash flows from financing activities:
Repayment of debt on lines of credit	(2,632)	(1,731)
Proceeds from issuance of debt from line of credit	—	862
Net proceeds from issuance of common stock	21,223	33,325
Payments on patent obligation	(475)	—

Net cash provided by financing activities	18,116	32,456

Effect of foreign currency translation on cash and cash equivalents	136	(246)

Net increase (decrease) in cash and cash equivalents	(2,281)	4,254
Cash and cash equivalents at beginning of period	10,746	14,558

Cash and cash equivalents at end of period	$8,465	$18,812

Supplemental disclosure of noncash financing and investing activities:
Changes in deferred compensation from grant, forfeiture and
remeasurement of common stock options	$1,297	$2,605
Issuance of common stock in connection with the acquisition of Cellmark	—	2,019
Issuance of common stock for services	—	229
Issuance of note payable and common stock for patent	1,500	—
Issuance of common stock for patent	500
Incremental Lifecodes liability recorded as incremental goodwill	525	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	651	559

See accompanying notes to condensed consolidated financial statements.

Back to Index

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2002 and 2001
(Dollars in thousands, except per share data)
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Orchid BioSciences, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

The Company has not yet achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development and commercialization activities will require significant additional financing. The Company has an aggregate accumulated deficit of $228,319 through September 30, 2002 and expects to incur additional losses over at least the next year. The Company also expects the need to raise additional cash to fund operations until it becomes profitable, which is anticipated in late 2003.

Certain reclassifications were made to prior year amounts to conform to the current year presentation.

(2)	Acquisition of Cellmark Diagnostics

On February 12, 2001, the Company completed its acquisition of certain assets of AstraZeneca’s business division, Cellmark Diagnostics (“Cellmark”), a leading provider of genoprofiling testing services in the UK which also sells kits for and conducts tests for genetic diseases, including cystic fibrosis. The acquisition has been accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired have been recorded at their fair values. The results of operations of Cellmark have been included in the Company’s consolidated statement of operations since the date of acquisition by the Company on February 12, 2001. The pro forma results of operations of Cellmark have not been presented because they are immaterial to the Company’s results of operations for 2001.

Back to Index

(3)	Acquisition of Lifecodes Corporation

On December 5, 2001, the Company acquired all of the outstanding equity securities of Lifecodes Corporation (“Lifecodes”). The following unaudited pro forma financial information presents the combined results of operations of the Company and Lifecodes as if the acquisition had occurred as of January 1, 2001, after giving effect to certain pro forma adjustments, including amortization of other intangibles and elimination of transaction related costs incurred by Lifecodes prior to the acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Lifecodes constituted a single entity during this period or the results of operations which may occur in the future.

	Three months ended September 30, 2001	Nine months ended September 30, 2001

	(unaudited)	(unaudited)
Revenues	$15,390	$43,944
Net loss allocable to common stockholders	(42,809)	(68,928)
Basic and diluted net loss per share allocable to common stockholders	$(0.93)	$(1.62)

(4)	Inventory

Inventory is comprised of the following at September 30, 2002 and December 31, 2001, respectively:

	September 30, 2002	December 31, 2001

Raw materials	$957	$3,087
Work in progress	1,346	1,208
Finished goods	1,930	1,059

	$4,233	$5,354

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in SNP scoring, genotyping and to manufacture SNPware consumables. Work in progress consists mainly of case work not yet completed and kits that are in the production process. Finished goods consist mainly of kits and equipment that have been produced, but have not been shipped.

(5)	Segment Information

The Company had historically operated in two segments, the Products segment and the Services segment, each of which represented activities of strategic businesses that were historically managed separately because each business provided distinct products and services. The Products segment marketed and sold equipment and consumables for SNP scoring and other genetic analyses, whereas the Services segment included genotyping, or genoprofiling, services including DNA laboratory analysis for paternity, forensic and transplantation testing and SNP scoring services. The Company continues to market and sell these products and provide these services to its customers; however, in early 2002, the Company completed an internal process of realigning its business into four business units. These business units consist of Orchid Identity Genomics, Orchid Diagnostics, Orchid GeneShield and Orchid Life Sciences. A brief description of all of the business units which have been determined to be reportable segments is as follows:

Back to Index

•	Orchid Identity Genomics provides DNA testing for paternity and forensics determinations to state and local governmental authorities as well as to individuals and organizations, through Orchid GeneScreen and Orchid Cellmark;

•	Orchid Diagnostics provides products and services for genetic testing, including HLA genotyping, disease susceptibility testing and immunogenetics, or the study of the relationship between an individual’s immune response and their genetic makeup;

•	Orchid GeneShield is developing pharmacogenetics-based programs designed to accelerate the adoption and use of personalized medicine by patients and physicians; and

•	Orchid Life Sciences develops and markets products, services and technologies for SNP genotyping, or scoring, to life sciences and biomedical researchers as well as pharmaceutical, agricultural, diagnostic and biotechnology companies.

The chief operating decision maker of the Company measures segment profit/(loss) using operating income/(loss), which excludes other income (expense) and allocation of corporate expenditures. These costs which include treasury, human resources, finance, restructuring costs and certain other corporate functions, are included in corporate and all other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as discussed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2001.

Goodwill has been allocated to each reportable segment as shown below.

Prior period information presented below has been restated to the current segment presentation.

	Identity Genomics	Diagnostics	Life Sciences	Corporate and all other	Total

Three months ended September 30, 2002:
Revenues	$10,341	$3,649	$3,002	—	$16,992
Impairment of assets	—	—	6,061	—	6,061
Segment operating Income/(loss)	1,439	(2,347)	(10,391)	(10,798)	(22,097)

As of and for the nine months ended September 30, 2002:
Revenues	29,584	11,824	7,844	—	49,252
Impairment of assets	—	—	6,266	—	6,266
Segment operating Income/(loss)	2,114	(920)	(18,149)	(28,714)	(45,669)
Goodwill	2,417	1,612	—	—	4,029
Total assets	$39,523	$17,880	$14,330	$22,915	$94,648

Back to Index

	Identity Genomics	Diagnostics	Life Sciences	Corporate and all other	Total

Three months ended September 30, 2001:

Revenues	$5,381	$—	$2,050	$—	$7,431
Impairment of assets	27,256	—	—	—	27,256
Segment operating loss	(29,446)	—	(8,403)	(4,378)	(42,227)

As of and for the nine months ended September 30, 2001:

Revenues	14,096	—	5,688	—	19,784
Impairment of assets	27,256	—	—	—	27,256
Segment operating loss	(33,456)	—	(22,591)	(13,511)	(69,558)

Total assets	$25,826	$—	$20,147	$65,336	$111,309

(6)	Issuance of Common Stock

On March 5, 2002, the Company completed an offering through which an aggregate of 9.0 million shares were sold, including an overallotment, to a group of new and existing shareholders. The shares of common stock were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement. The Company generated net proceeds as a result of this offering of approximately $21,200.

(7)	Restructuring

During the second and third quarters of 2002, the Company formalized and announced a plan to restructure certain operations of the Company in order to reduce costs. As a result, over 110 positions which cover certain areas of the Company’s operations were eliminated. Most of these terminations were from the Company’s Princeton, New Jersey facility. During the quarter ended September 30, 2002, the Company recorded a restructuring charge of approximately $2,279 which included additional employee related charges such as severance, benefits and outplacement services of approximately $910 and incremental facility costs for approximately $1,369. During the second quarter of 2002, the Company recorded approximately $1,725 as a restructuring charge, which consisted of employee related charges such as severance, benefits and outplacement services of approximately $1,030 and facility charges related to lease exit costs of approximately $695. During the second quarter of 2002, the Company recorded leasehold improvements impairment charges of approximately $205 which has been reflected as an impairment charge during the nine months ended September 30, 2002. During the nine months ended September 30, 2002 approximately $4,004 has been charged to restructuring of which approximately $2,094 remains as an accrual as of September 30, 2002. The Company expects to pay most of the existing liability as it relates to severance during the fourth quarter of 2002. Facility related accruals are expected to be paid out during the remainder of 2002 and throughout 2003.

Back to Index

(8)	Impairment of assets

During the nine months ended September 30, 2002, the Company recorded an impairment charge related to certain assets of approximately $6,266. As a result of continuing losses incurred by the Company’s Life Sciences business segment, which prompted the restructuring efforts discussed above, the Company prepared an internal evaluation of the Life Sciences segment’s long-lived assets. Based on this internal evaluation, approximately $2,742 of laboratory equipment was determined to be idle and not able to be utilized in the Company’s other facilities and therefore determined to be permanently impaired. In addition, the Company currently has estimated an impairment loss of approximately $3,524 for leasehold improvements related to a facility currently utilized by the Life Sciences business unit. The impairment charge was calculated as the amount by which the carrying value of these leasehold improvements exceeded its fair value as calculated using a present value of future cashflows approach.

(9)	Contingencies

Effective January 2000, the Company entered into three-year employment agreements with two executives of the Company. In certain cases, the Company may be obligated to pay the executives’ salary and benefits for up to eighteen months after leaving the Company.

On or about November 21, 2001, the Company was made aware of a complaint filed in the United States District Court for the Southern District of New York naming the Company as defendants, along with certain of its officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly is filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. The Company has not reserved any amount related to this case as the Company believes that the allegations are without merit and intends to vigorously defend against the plaintiffs’ claims. In this regard, on or about July 15, 2002, the Company filed a motion to dismiss all of the claims against it and its officers. Though the court heard oral argument on the motion on November 1, 2002, a decision has not yet been rendered. On October 9, 2002, the court dismissed without prejudice only the Company’s individual officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with the plaintiffs’ executive committee which suspends the statue of limitations for a period of time for claims against such officers.

The Company had been in a litigation with St. Louis University of St. Louis, Missouri regarding its belief that the Company’s SNP scoring technology infringes certain claims under US patent 5,846,710, which was controlled by the University. On August 7, 2002, the parties dismissed the litigation and the Company acquired the subject patent. St. Louis University has assigned both the patent and all license agreements related thereto to the Company. In connection with the patent assignment, the Company issued shares of common stock and signed a promissory note which is in part secured by shares issued for the acquisition of the patent. To the extent that the fair value of the shares issued declines below $500 and are sold by St. Louis University, the Company is obligated to pay the difference in cash or securities. As of September 30, 2002, the value of the shares issued was approximately $308 and is reflected in stockholders’ equity as “surrender shares for guaranteed value”. Changes in the fair value of the underlying shares are reflected and will be reflected as changes in other comprehensive income/(loss) until all of the underlying shares are sold. Subsequent to September 30, 2002, St. Louis University sold all of its shares in the

Back to Index

Company’s common stock. The Company is currently in the process of determining the amount and the manner in which it expects to pay St. Louis University as it relates to this obligation for the shortfall of the value of the shares sold.

Additionally, the Company has other certain claims against it arising from the normal course of its business. The ultimate resolution of such matters, in the opinion of management, will not have a material effect on the Company’s financial position or results of operations.

In connection with the Company’s acquisition of certain patents in 2001, the Company assumed an obligation to pay future amounts over the next four years. The obligation has been recorded in the accompanying condensed consolidated balance sheet as of September 30, 2002, at the net present value of the future obligations. The payments which are to be made to the original patent holder are as follows:

2002	$187
2003	930
2004	1,178
2005	310

Total	2,605
Less amount that represents interest	(255)

Net present value of future obligations	$2,350

The Company is also obligated to pay minimum royalties related to these patents of $1.2 million for 2005, $1.6 million for 2006 and $1.9 million for 2007 and each year thereafter until the expiration of the agreement.

(10)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is displayed as a separate component of stockholders’ equity. The following table reconciles net loss to comprehensive loss for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net loss	$(22,279)	$(41,850)	$(45,016)	$(67,648)
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period	92	116	(161)	(260)
Less reclassification adjustment for gains included in net loss	102	—	297	—

Unrealized holding gain (loss) on available-for-sale securities	(10)	116	(458)	(260)
Foreign currency translation adjustments	88	428	407	268
Other adjustments	(192)	—	(192)	—

Other comprehensive income/(loss)	(114)	544	(243)	8

Comprehensive loss	$(22,393)	$(41,306)	$(45,259)	$(67,640)

Back to Index

(11)	Debt Covenants

Pursuant to the Company’s line of credit which was amended in December 2000, the Company is required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, if the Company does not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35,000 or twelve month’s cash needs (calculated by taking the trailing three months’ net cash used in operations multiplied by four) not to exceed 50% of outstanding amounts on draws made on or subsequent to December 30, 2000. As of December 31, 2001 and just prior to the follow-on offering (See Note 6), the Company did not maintain the minimum unrestricted cash defined in the agreement. The Company received a waiver from its lender regarding its non-compliance with this covenant for this period. Subsequent to March 31, 2002, the Company was not in compliance with this financial covenant. The Company has also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter of credit under this agreement for the period of non-compliance through June 19, 2002. On June 19, 2002, the Company obtained a letter of credit in the amount of approximately $2,682 as required by the amended line of credit, which was supported by a cash restriction on certain securities held by the Company. As such, this cash restriction, in addition to cash restricted under two of the Company’s operating leases is reflected as restricted cash in the condensed consolidated balance sheet as of September 30, 2002 of $3,385, of which $2,301 is classified as a long term asset.

(12)	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.

SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

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

SFAS 141 requires, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. In connection with its evaluation of intangible assets arising from business combinations prior to the adoption of SFAS 141, the Company has reclassified its workforce intangible asset with a net book value as of December 31, 2001 of approximately $1,073 to goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition,

Back to Index

to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142. Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company has reassessed the useful lives and residual values of all of its intangible assets in accordance with its adoption of SFAS 142 and determined that the existing useful lives for its intangible assets are appropriate. No identifiable intangible assets were determined to have indefinite lives.

In connection with SFAS 142’s transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. Upon the completion of this step, to the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, then the Company would have to perform the second step of the transitional impairment test, in which the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations. During the second quarter of 2002, the Company identified its reporting units and performed the transitional impairment test. Based on a discounted cash flow model to determine reporting unit fair value, the Company determined that the fair values of its reporting units exceeded the respective carrying values and therefore goodwill was in fact not impaired and performance of the second step noted above is not required. The Company has unamortized goodwill as of September 30, 2002 of $4,029, which is allocated to its reportable segments (see Note 5).

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

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001

Net loss:
Net loss as reported	$(22,279)	$(41,850)	$(45,016)	$(67,648)
Add back: Goodwill amortization	—	486	—	1,582

Net loss, as adjusted	$(22,279)	$(41,364)	$(45,016)	$(66,066)

Basic and diluted net loss per share allocable to common stockholders:	$(0.40)	$(1.06)	$(0.84)	$(1.89)
Goodwill amortization per share	—	0.01	—	0.05

Net loss per share, as adjusted	$(0.40)	$(1.05)	$(0.84)	$(1.84)

Goodwill amortization in the table below includes amortization of the workforce intangible asset, which was reclassified to goodwill upon the adoption of SFAS 142.

Back to Index

(13)	Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at September 30, 2002:

Base technology	$9,615
Customer list	5,040
Trademark/tradename	3,998
Patents and know-how	18,251
Developed technology	4,080
Other	1,254

Total	42,238
Less accumulated amortization	(6,736)

$35,502

Aggregate amortization expense:
For the three months ended September 30, 2002	$955
For the nine months ended September 30, 2002	$2,916

Estimated amortization expense:
For the three months ended December 31, 2002	$1,211
For the year ending December 31, 2003	4,482
For the year ending December 31, 2004	4,435
For the year ending December 31, 2005	4,394
For the year ending December 31, 2006	4,194

As of September 30, 2002, the Company does not have any intangible assets other than goodwill which are not subject to amortization. In addition, the change in goodwill from $3,265 as of December 31, 2001 to $4,029 as of September 30, 2002 was primarily the result of the Company accruing for an additional liability of approximately $525 related to the acquisition of Lifecodes which was acquired in December of 2001. The remaining increase of $239 is due to foreign currency translation adjustments during the nine months ended September 30, 2002.

(14)	Increase in Authorized Shares of Common Stock

In March 2002, the Board of Directors of the Company approved, subject to stockholder approval, an increase of the Company’s authorized shares of common stock to 150,000,000 shares. The stockholders approved this increase in authorized shares at its annual meeting in June of 2002, and the Company filed an Amendment to its Certificate of Incorporation on June 17, 2002 effectuating the increase in authorized shares.

Back to Index

(15)	Income Tax Benefit

The Company participates in the State of New Jersey’s corporation business tax benefit certificate transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused net operating loss carryovers to other New Jersey corporation business taxpayers. During 2000, the Company submitted an application to the New Jersey Economic Development Authority (the “EDA”) to participate in the Program, and the application was approved. The EDA then issued a certificate certifying the Company’s ability to participate in the Program and the amount of New Jersey net operating loss carryovers the Company has available to transfer. Since New Jersey law provides that net operating losses can be carried over for up to seven years, the Company may be able to transfer its New Jersey net operating losses from the last seven years. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit.

During January 2002, the Company completed the sale of approximately $11,000 of its New Jersey tax loss carryforwards and received $894, which was recorded as an income tax benefit.

Back to Index

ORCHID BIOSCIENCES, INC.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition as of September 30, 2002 and the Results of Operations for the three and nine months ended September 30, 2002 and 2001 should be read in conjunction with our Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon the accuracy of such statements in this section, see the “Forward-Looking Statements” section of this Quarterly Report on Form 10-Q and also the potential risks and uncertainties set forth in the “Overview” section hereof and in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. Except as required by law, we undertake no obligation to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

We are engaged in the provision of services and products for profiling genetic uniqueness. Since we began operations in March 1995, we have devoted substantially all of our resources to the provision of DNA testing and the development and application of a portfolio of products and services using our proprietary biochemistry for scoring single nucleotide polymorphisms, or SNPs, as well as microfluidics technologies for applications, principally in the field of high volume SNP scoring and pharmacogenetics analysis.

In 2001, our business focused on our SNP scoring products and services that used our proprietary SNP-IT primer extension technology, and on our identity genomics services in paternity and forensics. During 2001, we entered into various agreements. These agreements had varying terms and included but were not limited to: (i) services agreements whereby we agreed to provide genetic analysis services; (ii) services agreements under which we would provide SNP genotyping services; (iii) license agreements pursuant to which we granted third parties royalty bearing, non-exclusive and exclusive licenses to use our SNP-IT single base primer extension technology to produce and sell reagent kits and software incorporating our technology; and (iv) agreements under which we agreed to provide various Orchid products under the proprietary labels such as SNPstream instruments, SNPware and ELUCIGENE consumables. Since late 1999, following our acquisition of GeneScreen, Inc. (“GeneScreen”) and, our subsequent acquisitions of Cellmark and Lifecodes, both in 2001, we also have been a leading provider of DNA testing services in the paternity, forensics and human leukocyte antigen, or HLA, transplantation typing fields.

During 2002, we conducted a strategic review of our business and, as a result, we are focusing on our high growth services businesses where we are a market leader in profiling genetic uniqueness, including forensics, paternity, agriculture, HLA testing for organ transplantation, as well as personalized medicine. We intend to dispose of our SNP genotyping instruments and related consumables business offered by our Orchid Life Sciences business unit by late 2002 or early 2003. We plan to continue to provide advanced clinical-quality SNP genotyping services to the pharmaceutical industry under the aegis of our other business units. We intend to continue to leverage our leading SNP technology in providing genoprofiling services offered by our other business units. The completion of the disposition of the assets of the SNP genotyping instruments and related consumables business will effectively cease the operation of our Orchid Life Sciences business unit.

Back to Index

Our ability to achieve profitability will depend largely on our ability to continue to provide genoprofiling services for the forensics, paternity, agricultural and personalized healthcare markets. Our provision of genoprofiling services depends, in part, on our ability to leverage our leading SNP technology where it provides us a competitive advantage.

We have incurred losses since inception, and, as of September 30, 2002, we had total stockholders’ equity of approximately $71.4 million, including an accumulated deficit of approximately $228.3 million. We anticipate incurring additional losses over at least the next year. We expect the need to raise additional cash to fund operations until we become profitable which is anticipated to be in late 2003. We are currently in negotiations with a commercial lender to secure a line of credit. In addition, we are also evaluating other sources of cash including the sale and divestiture of non-core assets, corporate debt options and special purpose equity issuances. We cannot make any assurance that any of these prospective arrangements to secure cash to fund future operations will be successful.

Payments under strategic alliances, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Acquisitions

On December 30, 1999, we acquired GeneScreen, Inc. as a wholly owned subsidiary, which operates DNA testing laboratories in Dallas, Texas and Dayton, Ohio. Orchid GeneScreen performs DNA laboratory analyses for paternity, transplantation and forensic testing. Orchid GeneScreen’s primary source of revenue is paternity testing under contracts with various state and county government agencies.

On February 12, 2001, we acquired Cellmark Diagnostics, a division of AstraZeneca, in an asset acquisition, for a combination of cash and 222,980 shares of our common stock. Cellmark is a leading provider of genetic testing services in the UK and sells kits and conducts testing for genetic diseases, including cystic fibrosis.

On December 5, 2001, we acquired all of the outstanding equity securities of Lifecodes Corporation, in a tax-free transaction. Lifecodes, now a wholly owned subsidiary of Orchid, is a leading provider of DNA testing for forensics and paternity in the US. We acquired Lifecodes in order to strengthen our position in the clinical grade testing market. Lifecodes also maintains a diagnostic kit business which adds to our current products. We view this acquisition, in addition to the two previous acquisitions of GeneScreen and Cellmark, as a significant step in providing cost efficient, high throughput clinical testing businesses which form the core focus of our company.

GeneScreen’s, Cellmark’s, and Lifecodes’ businesses in paternity and forensics testing support our goal of extending our business in genoprofiling. We intend to apply our SNP technology to the paternity and forensics businesses of GeneScreen, Cellmark, and Lifecodes where it enables us to reduce the cost of providing these identity genomics services. We also plan to use our laboratories to conduct pharmacogenetic SNP scoring services that we plan to offer to subscribers in the future through a number of distribution channels. Our DNA testing business is dependent upon our ability to successfully and competitively bid and qualify for contracts with various governmental entities to provide paternity and forensics testing services. We expect revenues from the respective forensics businesses of GeneScreen, Cellmark, and Lifecodes to increase as DNA analyses are increasingly being used by the authorities within the criminal justice system to identify perpetrators and exonerate the innocent.

Our GeneShield business, established in 2001, is developing a number of innovative pharmacogenetic-based programs designed to accelerate the adoption of personalized medicine. These programs are focused on health outcomes, specifically how a person’s individual genetic makeup can affect responses to many prescription and over-the-counter medicines. Orchid GeneShield expects to launch the commercialization of and generate revenues from one of its programs, RxShield, in 2003.

Back to Index

Compensation Charges

In prior years, we recorded deferred compensation resulting from the granting of stock options to employees, directors or consultants with exercise prices below the fair market value of the underlying common stock at the date of their grant. During 2001 and through September 30, 2002, all stock options were granted with grant prices equal to the fair value of our common stock at the grant date. The portion of these amounts which results from grants to consultants is subject to re-measurement at the end of each reporting period based upon the changes in the fair value of our common stock until the consultant completes performance under his or her respective option agreement.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition

•	valuation of long-lived and intangible assets and goodwill.

Revenue Recognition. We have had, and expect in the future to have, several sources of revenues. Prior to our acquisitions of GeneScreen, Cellmark, and Lifecodes, we derived substantially all of our revenues from research and development collaborations, technology grants and awards from several governmental agencies. In 1999, we derived our first revenues from the placement of our first commercial SNPstream hardware system, and throughout 2000, 2001 and through September 30, 2002, we derived increased amounts of revenues from the sale of SNP-IT-based consumables. We also derived license revenues beginning in 2000. In 2000, we derived our first revenues from the performance of laboratory DNA testing services by GeneScreen, our wholly owned subsidiary in the US. In 2001, we derived our first revenues from the sale of testing kits and laboratory DNA testing services from our Cellmark division in the UK.

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

Back to Index

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

Valuation of long-lived and intangible assets and goodwill. We assess the impairment of amortizable identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decrease in market value of assets.

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets, excluding goodwill, amounted to $35.5 million as of September 30, 2002.

Recently Issued Accounting Pronouncements. On January 1, 2002, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, became effective and, as a result, we ceased to amortize approximately $3.3 million of net goodwill recorded as of December 31, 2001. We had recorded approximately $1.9 million of amortization during 2001. In connection with our adoption of SFAS 141, “Business Combinations”, which became effective on January 1, 2002, and our evaluation of intangible assets arising from business combinations prior to the adoption of SFAS 141, we have reclassified our work force intangible asset with a net book value as of December 31, 2001 of approximately $1.1 million to goodwill. For further discussion of our implementation of these two new accounting pronouncements, see Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Additional Risk Factors. In addition to those risk factors in our Annual Report on Form 10-K for the year ended December 31, 2001. You should be aware of the following risk factors:

We may be delisted from the Nasdaq National Market, which would result in a limited public or private market for our common stock, which would adversely affect our financial condition. On October 10, 2002, we received a notice from the Nasdaq National Market that our common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq has provided us 90 calendar days, or until January 8, 2003, to regain compliance with this requirement or be delisted from trading. In order to regain compliance, the closing bid price of the common stock must stay above $1.00 for 10 consecutive days. If we are unable to regain compliance with this requirement during this time period, and any appeal to Nasdaq for relief from this requirement is unsuccessful, our common stock will be delisted from trading by the Nasdaq National Market. If this were to happen, trading in our common stock would decrease substantially, or cease altogether, the market price of the common stock may decline further, potentially to zero, and stockholders may lose some or all of their investment. Furthermore, delisting of our common stock from the Nasdaq National Market would inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

If we fail to secure additional capital to fund our current and future operating plans then we may have to discontinue certain operations and activities. In addition, if we raise additional funds through the sale of non-core assets, equity or convertible debt or equity-linked securities, your percentage ownership in the company will be reduced. Furthermore, the securities we may issue in connection with such a financing may have rights, preferences and privileges senior to our common stock. We may be unable to raise additional funds on terms acceptable to us.

Back to Index

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

Revenues. Revenues for the three months ended September 30, 2002 of approximately $17.0 million represents an increase of approximately $9.6 million as compared to revenues of approximately $7.4 million for the corresponding period of 2001. This increase is primarily attributable to an increase of approximately $8.3 million in services revenues, which primarily relates to an increase in services revenues from our Cellmark business and our acquisition of Lifecodes, which we acquired in December of 2001. Lifecodes had services revenues during the three months ended September 30, 2002 of approximately $6.0 million. Our Cellmark business also experienced an increase in service revenues related to an increase in agricultural SNP genotyping services performed in the third quarter of 2002. Products revenues also increased by approximately $1.2 million, which relates primarily to an increase in SNPware consumable sales and our acquisition of Lifecodes. We also recognized approximately $0.7 million in collaboration, license and other revenues during the three months ended September 30, 2002.

Cost of products revenues. Cost of products revenues for the three months ended September 30, 2002 was approximately $2.3 million, or 76% of products revenues, compared to approximately $1.1 million, or 61% of products revenues for the corresponding period of 2001. The increase in cost of products revenues as a percent of products revenues is attributable to an inventory charge of approximately $0.8 million which relates to inventory held to support a discontinued product line. As adjusted, without the effect of this inventory charge, the cost of products revenues would have been approximately $1.5 million, or 49% of products revenues. This 12% decrease in cost of products revenues as a percentage of products revenues, excluding the effect of the inventory charge, is attributable to an increase in SNPware consumables which had a higher gross margin than SNPstream systems products for the three months ended September 30, 2002. In addition, our Lifecodes business products revenues had gross margins that are consistent with the overall historical gross margins of our consumables products business. Included in the total costs of products revenues for the three months ended September 30, 2002 is approximately $0.9 million related to Lifecodes which was not included in our results of operations in the corresponding period of 2001.

Cost of services revenues. Cost of services revenues was approximately $7.2 million, or 54% of services revenues, for the three months ended September 30, 2002 compared to approximately $3.6 million, or 72% of services revenues, in the corresponding period of 2001. The increase in costs of services revenues, in dollars, was primarily attributable to increased costs of approximately $3.4 million associated with corresponding Lifecodes revenues. The decrease in cost of services revenues as a percent of services revenues is attributed to the inclusion of Lifecodes in the quarterly results for a full three-month period, which generates a higher gross margin on services revenues than our previous services business. In addition, Cellmark has experienced significant growth in higher margin services which also contributed to the improved cost of services revenues on a percentage basis.

Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended September 30, 2002 were approximately $7.3 million, a decrease of approximately $2.4 million, as compared to approximately $9.7 million for the corresponding period of 2001. During the quarter ended September 30, 2002, we incurred approximately $1.4 million of software development costs associated with our GeneShield business unit and $1.6 million of research and development costs associated with an internal decision to utilize inventory previously held for sale in the research and development of our ultra-high throughput genotyping product for use in our other business units. Without g iving effect to these charges, the decrease in research and development would have been approximately $5.4 million. The decrease in research and development expense was primarily attributable to a decrease in purchases of laboratory supplies of approximately $3.3 million as well as a decrease in salary costs associated with research and development personnel of approximately $1.5 million, primarily related to our Life Sciences business unit. During the three months ended September 30, 2001, we had incurred a significant amount of

Back to Index

research and development costs in connection with the expansion of our internal and collaborative efforts, including our collaboration with the SNP Consortium which was not incurred during the three months ended September 30, 2002. During 2002, we have also seen a reduction in salary expense from the restructuring efforts taken during the nine months ended September 30, 2002.

Marketing and sales expenses. Marketing and sales expenses consist of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. These costs include travel, advertising, market research costs and certain professional fees. Marketing and sales expense for the three months ended September 30, 2002 was approximately $2.4 million as compared to approximately $1.4 million during the comparable period of 2001. The increase in these costs of approximately $1 million was directly related to Lifecodes costs of $1.1 million during the current period which were not included in the previous period’s results of operations.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property expenses and other corporate expenses. General and administrative expenses for the three months ended September 30, 2002 were approximately $10.6 million, an increase of approximately $5.2 million, as compared to approximately $5.4 million for the corresponding period of 2001. The increase in overall general and administrative expenses is attributed to (i) Lifecodes, which accounted for $1.7 million of general and administrative expenses during the three months ended September 30, 2002 and was not included in the previous period’s quarterly results of operations (ii) a bad debt expense related to a certain customer from the Lifecodes acquisition for approximately $2.4 million and (iii) to legal costs associated with our litigation with St. Louis University which was settled during August of 2002.

Impairment of assets. We recorded approximately $6.1 million in impairment of asset charges during the quarter ended September 30, 2002 as compared to approximately $27.3 million during the same period of 2001. As a result of continuing losses incurred by our Life Sciences business segment, we prepared an internal evaluation of this segment’s long-lived assets. Based on this internal evaluation, approximately $2.7 million of laboratory equipment was determined to be idle and not able to be utilized in our other facilities and therefore determined to be permanently impaired. In addition, we estimated an impairment loss of approximately $3.4 million as it relates to leasehold improvements related to a facility currently utilized by the Life Sciences business unit. The impairment of assets of $27.3 million recorded during the quarter ended September 30, 2001 relates to goodwill recorded in connection with our acquisition of GeneScreen in December of 1999.

Restructuring. During the third quarter of 2002, we continued to restructure certain operations of our business in order to reduce costs. As a result, positions which cover certain areas of our operations were eliminated. Most of these terminations were from our Princeton, New Jersey facility. During the quarter ended September 30, 2002, we recorded an additional restructuring charge of approximately $2.3 million which related to additional employee related charges such as severance, benefits and outplacement services of approximately $0.9 million and facility costs for approximately $1.4 million.

Amortization of intangible assets. During the quarter ended September 30, 2002, we recorded approximately $1.0 million of amortization of intangible assets as compared to approximately $1.2 million during the same period of 2001. During the prior period, a significant portion of the amortization of intangible assets related to goodwill recorded on previously acquired businesses which, effective January 1, 2002 are no longer amortized. Also, during the current period ended September 30, 2002, we have recorded amortization expense associated with intangible assets acquired pursuant to our acquisition of Lifecodes in December of 2001.

Interest income. Interest income for the three months ended September 30, 2002 was approximately $0.03 million, compared to approximately $0.5 million for the corresponding period of 2001. This decrease was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held during 2001. This decrease is also attributable to lower interest rates during 2002 compared to 2001.

Back to Index

Interest expense. Interest expense for the three months ended September 30, 2002 was approximately $0.2 million, which was comparable to the approximately $0.2 million in the corresponding period in 2001. Interest expense during these periods was consistent because of the comparable levels of long term debt.

Net loss allocable to common stockholders. For the three months ended September 30, 2002, we reported a net loss allocable to common stockholders of approximately $22.3 million as compared to approximately $41.9 million in the corresponding period in 2001.

Nine Months Ended September 30, 2002 and 2001

Revenues. Revenues for the nine months ended September 30, 2002 of approximately $49.3 million represents an increase of approximately $29.5 million as compared to revenues of approximately $19.8 million for the corresponding period of 2001. This increase is primarily attributable to an increase of approximately $25.1 million in services revenues, which primarily relates to an increase in services revenues from our Cellmark business and our acquisition of Lifecodes, which we acquired in December 2001. Lifecodes had services revenues during the nine months ended September 30, 2002 of approximately $18.7 million. Our Cellmark business experienced an increase in services revenues related to an increase in agricultural SNP genotyping services performed in 2002. Products revenues also increased by approximately $4.3 million, which relates primarily to an increase in SNPware consumable sales and our acquisition of Lifecodes. We also recognized approximately $2.5 million in collaboration, license and other revenues during the nine months ended September 30, 2002, which is consistent with the comparable period of 2001.

Cost of products revenues. Cost of products revenues for the nine months ended September 30, 2002 was approximately $4.8 million, or 57% of products revenues, compared to approximately $2.8 million, or 70% of products revenues, for the corresponding period of 2001. Cost of products revenues includes an inventory charge of approximately $0.8 million which relates to inventory held to support a discontinued product line. As adjusted, without the effect of this inventory charge, the cost of products revenues would have been approximately $4.0 million, or 47% of products revenues. This 23% decrease in cost of products revenues as a percentage of products revenues, excluding the effect of the inventory charge, is attributable to an increase in SNPware consumables which had a higher gross margin than SNPstream systems products for the nine months ended September 30, 2002. In addition, our Lifecodes business products revenues had gross margins that are consistent with the overall historical gross margins of our consumables products business. Included in the total costs of products revenues for the nine months ended September 30, 2002 is approximately $2.8 million related to Lifecodes which was not included in our results of operations in the corresponding period of 2001.

Cost of services revenues. Cost of services revenues was approximately $22.6 million, or 59% of services revenues, for the nine months ended September 30, 2002 compared to approximately $9.3 million, or 70% of services revenues, in the corresponding period of 2001. The increase in cost of services revenues, in dollars, was primarily attributable to increased costs of approximately $10.5 million associated with corresponding Lifecodes revenues. The decrease in cost of services revenues as a percent of services revenues is attributed to the inclusion of Lifecodes in the results of operations for a full nine-month period, which generates a higher gross margin on services revenues than our previous services business. In addition, Cellmark has experienced significant growth in higher margin services which also contributed to the improved cost of services on a percentage basis.

Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses for the nine months ended September 30, 2002 were approximately $18.4 million, a decrease of approximately $6.9 million, as compared to approximately $25.3 million for the corresponding period of 2001. During the nine months ended September 30, 2002, we incurred approximately $1.4 million of software development costs associated with our GeneShield business unit and $1.6 million of research and development costs associated with an internal decision to utilize inventory previously held for sale in

Back to Index

the research and development of our ultra-high throughput genotyping product for use in our other business units. Without giving effect to these research and development charges and $0.7 million attributed to Lifecodes, the decrease in research and development expenses would have been approximately $10.6 million. The decrease in research and development expense for the nine months ended September 30, 2002 as compared to the comparable previous period was primarily attributable to a decrease in purchases of laboratory supplies of approximately $5.2 million. There was also a reduction in research and development personnel, primarily related to our Life Sciences business unit, and facility costs which contributed to the overall decrease during the nine months ended September 30, 2002 as compared to the prior period. During the nine months ended September 30, 2001, we had a significant amount of research and development costs in connection with the expansion of our internal and collaborative efforts, including our collaboration with the SNP Consortium which was not incurred during the nine months ended September 30, 2002, except for an insignificant amount during early 2002. During 2002, we have also seen a reduction in salary expense from the restructuring efforts taken during the nine months ended September 30, 2002.

Marketing and sales expenses. Marketing and sales expenses consist of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. These costs include travel, advertising, market research costs and certain professional fees. Marketing and sales expense for the nine months ended September 30, 2002 was approximately $7.7 million as compared to approximately $4.5 million during the comparable period of 2001. The increase in these costs of approximately $3.2 million was directly related to Lifecodes costs of $2.6 million during the current period which were not included in the previous period’s results of operations.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. General and administrative expenses for the nine months ended September 30, 2002 were approximately $28.2 million, an increase of approximately $11.1 million, as compared to approximately $17.1 million for the corresponding period of 2001. We attribute the increase in overall general and administrative expenses to Lifecodes which accounted for approximately $7.6 million in general and administrative expenses which were not included in the previous periods results of operations. In addition, our Cellmark business had general and administrative expenses of approximately $3.3 million during the nine months ended September 30, 2002 as compared to approximately $2.0 million during the corresponding p eriod of 2001 which was caused by the growth of that business and the inclusion of the results of operations for a full nine-month period. The remaining increase is attributable to a bad debt expense related to a certain customer from our Lifecodes acquisition for approximately $2.4 million and to legal costs associated with our litigation with St. Louis University which was settled during August of 2002.

Impairment of assets. We recorded approximately $6.3 million in impairment of asset charges during the nine months ended September 30, 2002 as compared to approximately $27.3 million during the same period of 2001. As a result of continuing losses incurred by our Life Sciences business segment, we prepared an internal evaluation of this segment’s long-lived assets. Based on this internal evaluation, approximately $2.7 million of laboratory equipment was determined to be idle and not able to be utilized in our other facilities and therefore determined to be permanently impaired. In addition, we estimated an impairment loss of approximately $3.6 million as it relates to leasehold improvements related to a facility currently utilized by the Life Sciences business unit. The impairment of assets of $27.3 million recorded during the quarter ended September 30, 2001 relates to goodwill recorded in connection with our acquisition of GeneScreen in December of 1999.

Restructuring. During the nine months ended September 30, 2002, we formalized and announced plans to restructure certain operations in order to reduce costs. As a result, over 110 positions which cover certain areas of our operations were eliminated. Most of these terminations were from our Princeton, New Jersey facility. During the nine months ended September 30, 2002, we recorded a restructuring charge of approximately $4.0 million which consisted of employee related charges such as severance, benefits and outplacement services of approximately $1.9 million and approximately $2.1 million of facility charges related to lease exit costs. We

Back to Index

expect to pay most of the existing liability as it relates to severance during the fourth quarter of 2002. Facility related accruals are expected to be paid out during the remainder of 2002 and throughout 2003.

Amortization of intangible assets. During the nine months ended September 30, 2002, we recorded approximately $2.9 million of amortization of intangible assets as compared to approximately $3.1 million during the same period of 2001. During the prior period, a significant portion of the amortization of intangible assets related to goodwill recorded on previously acquired businesses which, effective January 1, 2002 are no longer amortized. Also, during the nine months ended September 30, 2002, we have recorded amortization expense associated with intangible assets acquired pursuant to our acquisitions of Lifecodes in December of 2001 and Cellmark in February of 2001.

Interest income. Interest income for the nine months ended September 30, 2002 was approximately $0.5 million, compared to approximately $2.4 million for the corresponding period of 2001. This decrease was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held during 2001. This decrease is also attributable to lower interest rates during 2002 compared to 2001.

Interest expense. Interest expense for the nine months ended September 30, 2002 was approximately $0.7 million compared to approximately $0.6 million in the corresponding period in 2001. Interest expense during these periods was comparable because of the comparable level of long term debt.

Income tax benefit. During the nine months ended September 30, 2002, we recorded an income tax benefit of approximately $0.9 million. This was related to the sale of some of our state net operating loss carryforwards to another company, which is authorized by the New Jersey Economic Development Authority.

Net loss allocable to common stockholders. For the nine months ended September 30, 2002, we reported a net loss allocable to common stockholders of approximately $45.0 million as compared to approximately $67.6 million in the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

In March 2002, we completed a follow-on offering of our common stock for approximately $21.2 million. At September 30, 2002, we had borrowings of approximately $6.6 million outstanding related to a loan which was entered into primarily for equipment financing. If we do not maintain minimum unrestricted cash, as defined in the loan agreement, equal to the greater of $35.0 million or twelve months’ cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), we are required to provide a cash security deposit or letter of credit equal to an amount defined in the loan agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. As of December 31, 2001, and just prior to our March equity offering (See Note 6 to the condensed consolidated financial statements), we did not maintain the minimum unrestricted cash defined in the loan agreement. We received a waiver from our lender regarding our non-compliance with this covenant for this period. Subsequent to March 31, 2002, we did not maintain the minimum cash defined in the loan agreement. We have also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter or credit under this loan agreement for the period of non-compliance through June 19, 2002. On June 19, 2002, we obtained a letter of credit in the amount of approximately $2.7 million as required by the loan agreement, which was supported by a cash restriction on certain securities held by us. As such, this cash restriction, in addition to cash restricted under two of our operating leases is reflected as restricted cash in the condensed consolidated balance sheet as of September 30, 2002 of $3.4 million, of which approximately $2.3 million is classified as a long term asset.

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

Back to Index

future use. The sale of common stock in June 2001 for gross proceeds of approximately $35.7 million was registered under this Registration Statement. The subsequent sale of common stock in February and March 2002 for gross proceeds of approximately $22.5 million was also registered under a Prospectus Supplement to this Registration Statement.

As of September 30, 2002, we had approximately $9.1 million in cash and cash equivalents and short-term investments, as compared to approximately $27.9 million as of December 31, 2001. This decrease is due to our follow-on offering of common stock in February and March 2002 which generated net proceeds of approximately $21.2 million offset by cash used to fund operations through September 30, 2002.

Net cash used in operations for the nine months ended September 30, 2002 was approximately $30.4 million compared with approximately $32.4 million for the comparable period in 2001. Investing activities included capital expenditures of approximately $2.9 million, and approximately $16.6 million of proceeds from maturities, net of purchases, of short term investments. Financing activities primarily consisted of approximately $21.2 million of net proceeds from our offering of common stock in February and March 2002 and repayment of debt of $2.6 million.

Working capital decreased to approximately $11.0 million at September 30, 2002 from approximately $27.5 million at December 31, 2001. The decrease in working capital resulted from cash used in operations, cash paid to acquire fixed assets and repay debt obligations during the nine months ended September 30, 2002 and the long term restriction on the use of our cash of approximately $2.3 million, all of which were offset by an increase as it related to our offering of common stock in February and March 2002.

We expect our restructuring efforts in the second and third quarters of 2002 will reduce future cash expenditures. We believe that the result of these efforts, coupled with anticipated divestitures of certain non-core assets, expected increases in both revenues and gross margins in our remaining business units and anticipated financings in the form of a commercial line of credit and other financing instruments in the near term, will enable us to operate our ongoing business activities until we reach profitability, expected in late 2003.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. Our capital requirements depend on numerous factors, including the following:

•	our ability to enter into strategic alliances or make acquisitions;

•	our ability to divest non-core assets;

•	regulatory changes and competing technological and market developments;

•	changes in our existing collaborative relationships;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the application of our SNP technologies to our other business areas, including paternity and pharmacogenetic testing;

•	our ability to successfully secure contracts for high volume genotyping services from pharmaceutical and agricultural companies;

•	the success rate of establishing new contracts, and renewal rate of existing contracts, for identity genomics services in the areas of paternity, forensics and transplantation;

•	the progress of our existing and future milestone and royalty producing activities; and

Back to Index

•	the availability of additional funding at favorable terms.

As of December 31, 2001, our net operating loss carryforwards were approximately $134.2 million and $123.5 million for Federal and state income tax purposes, respectively, as adjusted for the sale of our state tax loss carryforwards in January 2002. If not utilized, our Federal and state tax loss carryforwards will begin to expire in 2003 and 2002, respectively. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations were triggered as a result of past financings or may be triggered as a result of future financings. This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.

Contractual Commitments. We maintain multiple contractual commitments as of September 30, 2002, which will support our future business operations. Such commitments relate to non-cancelable operating lease arrangements, long term debt, minimum supply purchases, and future patent and minimum royalty obligations. We have identified and quantified the significant commitments in the following table.

Payments Due by Period
(in thousands)

	Three months ending December 31,	Years ending December 31,
Contractual Obligations	2002	2003	2004	2005	2006	There- after	Total

Noncancelable operating lease arrangements (1)	$925	$3,653	$3,272	$2,909	$2,264	$4,652	$17,675
Long-term debt (2)	765	3,498	2,170	659	—	—	7,092
Future patent obligations (3)	187	1,430	1,878	310	—	—	3,805
Minimum purchase commitments (4)	—	880	1,650	—	—	—	2,530
Future minimum royalties (5)	—	—	—	1,240	1,550	—	2,790

Total contractual obligations	$1,877	$9,461	$8,970	$5,118	$3,814	$4,652	$33,892

(1)	Such amounts represent future minimum rental commitments for office space leased under non-cancelable operating lease arrangements. We lease approximately 208,000 square feet for operations in the US and approximately 75,000 square feet in Abingdon, UK to support foreign operations.

(2)	Such amounts primarily consist of amounts payable pursuant to our equipment loan line. Also included in such amounts are notes payable to former employees (net of unamortized discount) and capital lease obligations for certain machinery and equipment (including interest).

(3)	Such amounts represent obligations to pay future amounts over the next four years in conjunction with our acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix in July 2001 as well as our obligation to pay St. Louis University up to $1.2 million in 2003 and 2004.

(4)	Such amounts represent minimum purchase commitments of terminators from PerkinElmer (formerly known as NEN Life Science Products, Inc.) pursuant to the License and Supply Agreement for

Back to Index

Terminators, effective February 21, 2000.

(5)	In connection with our acquisition of US Patent No. 5,856,092, we are also obligated to pay quarterly future minimum royalties commencing for 2005 which increases up to $1.9 million for 2007 and continues through the expiration of the agreement.

ITEM 3.      QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: our expectation of incurring additional losses in future periods; our expectation to pay most of the existing liability as it relates to severance during the fourth quarter of 2002; our expectation to pay facility related accruals during the remainder of 2002 and throughout 2003; our intention to vigorously defend against lawsuits; our belief that the resolution of certain claims will not have a material effect on our financial position or results of operations; our intention to dispose of our SNP genotyping instruments and related consumables offered by our Orchid Life Sciences strategic business unit by late 2002 or early 2003; our plan to continue to provide advanced clinical-quality SNP genotyping services to the pharmaceutical industry under the aegis of our other business units; our intention to continue to leverage our leading SNP technology in providing genoprofiling services offered by our other business units; our expectation of incurring additional losses over at least the next year; our expectation of the need to raise additional cash to fund operations until we become profitable which is anticipated to be in late 2003; our intention to apply our SNP technology to the paternity and forensics businesses of GeneScreen, Cellmark, and Lifecodes where it enables us to reduce the cost of providing these identity genomics services; our plan to use our laboratories to conduct pharmacogenetic SNP scoring

Back to Index

services that we plan to offer to subscribers in the future through a number of distribution channels; our expectation that revenues from the respective forensics businesses of GeneScreen, Cellmark, and Lifecodes to increase as DNA analyses are increasingly being used by the authorities within the criminal justice system to identify perpetrators and exonerate the innocent; our expectation that Orchid GeneShield will launch the commercialization of one of its programs, RxShield, and to commence generating revenues in 2003; our expectation of having several sources of revenues in the future; our expectation that our restructuring efforts in the second and third quarters of 2002 will reduce future cash expenditures; and our belief that the result of these efforts, coupled with anticipated divestitures of certain non-core assets, expected increases in both revenues and gross margins in our remaining business units and anticipated financings in the form of a commercial line of credit and other financing instruments in the near term, will enable us to operate our ongoing business activities until we reach profitability, expected in late 2003. For further information, refer to the more specific factors and uncertainties discussed throughout this report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2001.

Back to Index

PART II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On or about November 21, 2001, we were made aware of a complaint filed in the United States District Court for the Southern District of New York naming us as defendants, along with certain of our officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly is filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We have not reserved any amount related to this case as we believe that the allegations are without merit and intend to vigorously defend against the plaintiffs’ claims. In this regard, on or about July 15, 2002, we have filed a motion to dismiss all of the claims against us and our officers. Though the court heard oral argument on the motion on November 1, 2002, a decision has not yet been rendered. On October 9, 2002, the court dismissed without prejudice only our individual officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for our entering into a tolling agreement with the plaintiffs’ executive committee.

We had been in a litigation with St. Louis University of St. Louis, Missouri regarding its belief that our SNP scoring technology infringes certain claims under US patent 5,846,710, which was controlled by the University. On August 7, 2002, the parties dismissed the litigation and we acquired the subject patent. St. Louis University has assigned both the patent and all license agreements related thereto to us.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.      OTHER INFORMATION

On October 10, 2002, we received a notice from the Nasdaq National Market that our common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq has provided us 90 calendar days, or until January 8, 2003, to regain compliance with this requirement or be delisted from trading. In order to regain compliance, the closing bid price of the common stock must stay above $1.00 for 10 consecutive trading days.

Back to Index

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

3.5	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

4.2	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A)

(b) Reports on Form 8-K

Not applicable.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID BIOSCIENCES, INC.

Date: November 14, 2002	By:/s/ Andrew P. Savadelis

ANDREW P. SAVADELIS
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Back to Index

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dale R. Pfost, President and Chief Executive Officer of Orchid BioSciences, Inc. (the “Registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Dale R. Pfost
Dale R. Pfost, President and Chief Executive Officer of Orchid BioSciences, Inc.

Back to Index

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Andrew P. Savadelis, Senior Vice President and Chief Financial Officer of Orchid BioSciences, Inc., (the “Registrant”) certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Andrew P. Savadelis
Andrew P. Savadelis, Senior Vice President and Chief Financial Officer of Orchid BioSciences, Inc.

Back to Index

The following is a list of exhibits are incorporated be reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

3.5	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

4.2	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A)