Form 10-K
period 2002-12-31
ORCHID BIOSCIENCES INC
filed 2003-04-03
CIK 1107216

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

Commission file number: 000-30267

ORCHID BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3392819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4390 US Route One Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 750-2200

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value Per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes     No

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the Common Stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $69,813,441.

As of March 1, 2003, the registrant had 55,738,781 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2003.

ORCHID BIOSCIENCES, INC.
FORM 10-K

Back to Index

PART I

Item 1.	BUSINESS

We have a portfolio of business units that are engaged in the development and commercialization of products and services that measure and analyze information related to genetic uniqueness, or the genetic variability that distinguishes one organism from another, also known as genoprofiling.

Genoprofiling data is used in the field of identity genomics for paternity and forensics identification testing, and by health care providers in organ transplantation compatibility testing.  Genoprofiling data also has public health applications, such as prion susceptibility testing to breed sheep resistant to scrapie disease.  Additionally, genoprofiling data is also being used for genetic disease susceptibility testing and to help physicians manage treatment regimens.  Pharmaceutical companies are now using genoprofiling data to facilitate the development of more specific and efficacious drugs and to enable the adoption of personalized medicine which involves prescribing the right drug for the right person at the optimal dose based on the individual’s genetic profile.  Our products and services are already being used in each of these applications and we expect their uses to increase.

Our principal executive offices are located at 4390 US Route One, Princeton, New Jersey, 08540. Our telephone number is (609) 750-2200 and our web site address is www.orchid.com.  We make available free of charge through the Investors section of our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  We include our web site address in this Annual Report on Form 10-K as an inactive textual reference only.

History

We began operations in 1995, and in the first three years of business we were primarily focused on developing our microfluidics technologies for applications in high throughput synthesis of small molecules under collaborative research programs with SmithKline Beecham and Sarnoff Corporation.  In 1998, we made a fundamental shift in our focus to apply our technology to the fields of genetic diversity applications, including single nucleotide polymorphism, or SNP, genotyping and pharmacogenetics.  Subsequently, we acquired substantially all of the assets of Molecular Tool, Inc. (“Molecular Tool”), a wholly owned subsidiary of GeneScreen, Inc. (“GeneScreen”).  Molecular Tool’s proprietary primer extension technology for genotyping SNPs matched with our existing microfluidics technologies.  In December 1999, we acquired GeneScreen, Inc., a recognized leader in identity genomics services.  In 2001, we acquired two new businesses: Cellmark Diagnostics (“Cellmark”), a business division of AstraZeneca, a provider of DNA laboratory testing in the UK and a supplier of genotyping products for human inherited disease diagnosis; and Lifecodes Corporation (“Lifecodes”), one of the largest providers of identity genomics testing for forensics and paternity in the US, and a major provider of human leukocyte antigens, or HLA, genotyping products and services for transplantation compatibility testing.  In early 2002, we began the process of realigning our business into strategic units for marketing purposes.  These business units consisted of  Orchid Identity Genomics, Orchid GeneShield, Orchid Diagnostics and Orchid LifeSciences.

•
Orchid Identity Genomics provides DNA testing for paternity and forensics determinations to state and local governmental authorities as well as to individuals and organizations, through Orchid GeneScreen and Orchid Cellmark, as well as prion susceptibility testing to the UK government through Orchid Europe with the goal of breeding sheep genetically resistant to the disease scrapie;

•	Orchid GeneShield is developing programs designed to accelerate the adoption and use of personalized medicine by patients and physicians;
•
Orchid Diagnostics provides products and services for genetic testing, including HLA genotyping, inherited disease diagnosis and immunogenetics, or the study of the relationship between an individual’s immune response and their genetic makeup; and

•
Orchid Life Sciences develops and markets products, services and technologies for SNP genotyping, or scoring, and genetic diversity analyses to life sciences and biomedical researchers as well as pharmaceutical,

Back to Index

agricultural, diagnostic and biotechnology companies. The instrumentation portion of this business unit was divested in 2002.

In 2002, we sharpened our strategic focus by concentrating our efforts on our high growth genoprofiling service businesses where we have a market leadership position in forensics, paternity and prion susceptibility testing.  We have also continued the pioneering work of our Orchid GeneShield unit in accelerating adoption of personalized medicine.  These segments are represented by Orchid Identity Genomics which currently accounts for nearly all of our revenues, and Orchid GeneShield.  With the refocusing of our business, we decided to divest the instrumentation portion of our Orchid Life Sciences business and our Orchid Diagnostics business unit, as we believe these segments do not offer the profitable growth prospects of our other business units.  In addition, we believe these segments face the risk of significant competition and short product cycles in the product business and require higher levels of research and development expenses to maintain a leading position.  These refocusing actions are consistent with our efforts during 2002 to increase efficiencies, reduce operating costs and improve our financial position.

In December 2002, we sold the Orchid Life Sciences product related assets to Beckman Coulter, Inc. for a combination of cash payments and Beckman Coulter’s assumption of certain debt obligations.  In connection with this transaction, Beckman Coulter acquired rights to the SNP genotyping products, reagents, and software formerly marketed by Orchid Life Sciences and certain patent and trademark rights. Beckman Coulter received an exclusive license to use our proprietary primer extension SNP analysis technology in products sold to the research and specialty testing markets, and a non-exclusive license to use our primer extension technology in the field of diagnostics.  We retained rights to use the primer extension technology in the diagnostics market, as well as in all of our genoprofiling service businesses, including identity testing for forensics and paternity, and pharmacogenetic testing for personalized medicine.  We will continue to use our primer extension technology to provide advanced clinical-quality genotyping services to pharmaceutical and agricultural customers.  We retained rights to our portfolio of primer extension technology patents, as well as to our existing primer extension technology license agreements.

We are currently pursuing the sale of our Orchid Diagnostics business unit. Currently we do not have a definitive agreement to sell the Orchid Diagnostics business unit.  As we committed to the disposition of our Orchid Diagnostics business unit during 2002, the results of operations of that business have been reflected as discontinued operations for all periods presented herein and the related assets and liabilities are reflected as held for sale as of each period end.

Background

Genetic information provides a basis for identification as well as understanding biological and medical functions in organisms. In recent years, scientists have analyzed large portions of deoxyribonucleic acid, or DNA, to determine the sequence of nucleotide bases in the DNA within the human genome and within the genomes of plant and animal species, with the objective of understanding and using this molecular level knowledge to transform traditional approaches to medicine, agriculture and other fields.  With the first phase of the human genome sequence completed in 2000, attention has turned from mapping the sequence to identifying genetic differences between individuals and to applying this knowledge in healthcare and other related fields where genetic variability is of use.  The increasing availability of genomic data derived from species other than humans is driving use of genetic variability information in such fields as agriculture and public health, to produce improved characteristics in livestock or crops, and to protect against animal-borne diseases.  Newer genetic analysis techniques are now being applied to long-established DNA testing applications, such as, identity determination for forensics and paternity.  The most common form of genetic variation, single nucleotide polymorphisms, or SNPs, have become a primary focus of genetic variability studies, and we expect them to become more important as their impact is better understood.  We are developing services to enable the performance of SNP and related genetic variability analyses in various segments of our business.

SNPs: A Key Element of Genetic Variation

DNA sequences contain a variety of known polymorphisms, or differences, in the genetic code.  The most common form of polymorphism involves a change in a single nucleotide base and is called a single nucleotide polymorphism, or SNP.  SNPs can impact an individual’s disease susceptibility and treatment response.  The importance of SNPs was highlighted in 1999, when a group of leading pharmaceutical companies and others formed The SNP Consortium for the primary purpose of discovering human SNPs and making them publicly available. The SNP Consortium successfully mapped more than 1.8 million SNPs, which are now publicly available and are being used in genetic diversity research.  As one of the few

Back to Index

commercial firms chosen to collaborate with The SNP Consortium, we conducted work that has provided us with early access to potentially valuable SNPs, and has enabled us to begin to incorporate these SNPs into a variety of panels for use in pharmacogenetic research and for pilot programs that use SNPs in paternity and forensic testing.

Our SNP Analysis Technology

At the center of our products and services for SNP scoring, or genotyping, is our proprietary primer extension technology.  Our primer extension technology is a method of isolating the precise location of the site of a suspected SNP and utilizing the inherent accuracy of DNA polymerase to determine the presence or absence of the SNP.  With more than a decade of use, our SNP technology is among the most validated genotyping methods used today.  We believe our SNP technology offers an exceptional combination of attributes, including:

•	accuracy,
•	flexibility,
•	cost-effectiveness,
•	robustness, and
•	scalability

The capabilities of our primer extension technology have been developed into a “next generation” tag array technology, which is a significant  improvement in our core SNP technology.  This tag array technology is based on multiplexing, or the ability to perform multiple SNP analyses in a single test.  Multiplexing is important in SNP genotyping because as researchers undertake increasingly complex and large-scale genetic analyses, the need for technologies with improved cost and time efficiencies and design and performance flexibility increases.  This is especially true for the whole genome and chromosome mapping studies that are used to analyze entire portions of the genome.  It is similarly essential for genotyping specific SNPs in a very large number of samples, as occurs in our animal testing services.  We expect that rapid and cost-effective analysis of SNP panels for high volumes of samples will become increasingly important as SNP genotyping becomes more established in routine applications such as healthcare and identity genomics.  Through multiplexing, our tag array technology enables a dramatic increase in the amount of information per analysis while simultaneously improving the overall quality of that information and reducing the time and cost requirements.  Since multiplexing allows many reactions to be performed on a single sample, it can also generate very large savings in consumables.  During 2002, we used our tag array technology in three products offered by Orchid Life Sciences: the microarray-based SNPcode, the medium throughput SNPstream MT (formerly referred to as our SNPstream 5K), and the ultra high throughput SNPstream UHT.  Although we have sold our Orchid Life Sciences product business, we intend to continue to leverage our SNP technology in our paternity, forensics, public health and pharmacogenetic service businesses, where it provides improved operating efficiencies and the potential for new service offerings.

Microfluidics

Microfluidics is a set of technologies designed to control the flow, reactions and measurements of minute amounts of chemicals and biochemicals in miniaturized systems. Our microfluidics chips are multi-layered devices consisting of arrayed networks of liquid reagent flow paths in channels or conduits.  These chips allow the processing of sequential and/or parallel reactions.  The reagents conveyed in the conduits and delivered to the location of the reactions can range in volume from nanoliters to milliliters with a typical reactor volume being from 100 to 800 nanoliters.  Proprietary rights and patents cover our pumping and valving techniques that control the timing, location and amount of desired reagent delivery.  Although we continue to maintain and prosecute existing intellectual property rights, we currently do not have any plans to further commercialize this technology.

Products and Services to Serve Multiple Genoprofiling Diversity Markets

During 2002, we provided products and services to a variety of genoprofiling markets, including genetic variability analyses for identity genomics, agricultural applications and DNA diagnostics as well as pharmaceutical, biotechnology, academic and the emerging market of pharmacogenetics and personalized medicine.  We analyzed a number of sources of genetic variability in addition to SNPs for our varied client base, including short tandem repeats for identity genomics, mitochondrial DNA for forensics, HLA genotypes for transplantation compatibility matching and haplotypes for pharmacogenetic studies.  As a result of our growth following several acquisitions beginning in 1998 and continuing through

Back to Index

2001, we marketed these products and services to our customers in 2002 through the organization of four strategic business units as described above.

Services

We have established an identity genomics testing business as a result of our acquisitions of GeneScreen, Cellmark and Lifecodes, leaders in the provision of paternity and forensics testing.  Additionally, we are a leader in prion susceptibility testing, which enables sheep to be bred with reduced susceptibility to the disease scrapie.  These services, offered by our Identity Genomics business unit, are conducted in accredited facilities that also provide us with the infrastructure to conduct clinical SNP genotyping and pharmacogenetic testing.  In total, we have a network of seven accredited laboratories located in the US and the UK.  We expect that our testing services will generate increasing revenues as these markets expand and as SNP genotyping moves from the development laboratory to commercial practice.  We also offer organ transplant compatibility testing services through our Orchid Diagnostics business unit.  During 2002, our Orchid Life Sciences business unit provided a variety of SNP genotyping services to the research market.

Paternity Testing Services

Through Orchid GeneScreen, our Identity Genomics business unit offers paternity testing services for both governmental agency and private customers to determine the parentage of a child in three accredited laboratories.  The public paternity testing market, for which we conduct the majority of testing services, involves tests ordered by state or county governmental agencies commonly referred to as Child Support Enforcement Agencies (CSEAs).  CSEAs are required by law to identify the biological father of a child in circumstances where a mother applies for public monetary assistance, in order to compel the father to make child support payments or to recoup any disbursements made for the benefit of the child.  In the US, 90% of the costs of paternity testing incurred by CSEAs are reimbursed by the Federal government, provided the CSEAs abide by certain Federal regulations.  These regulations provide incentives to the CSEAs to increase effectiveness and efficiency in their paternity establishment measures.  This has resulted in continued expansion of this market.  Services are provided to these agencies under contracts awarded in a competitive bid process and typically are of one to three years in duration.

We continue to build on our genetic diversity expertise to develop SNP panels capable of establishing paternity with a higher degree of accuracy and lower cost than currently used methods, and create forensic panels that enable us to successfully perform identity determinations that were not possible just a few years ago.  The cutting edge SNP genotyping methods that we have developed for pharmaceutical and agricultural uses have the potential to substantially reduce production costs and further improve quality and service in identity genomics.  We believe this combination will help create a new market dynamic with the potential for growth and profitability.  In addition, we plan to utilize our existing clinical genotyping technology and facilities for our Orchid GeneShield business, which is designed to accelerate the adoption of personalized medicine.

Due to changing demographics related to out-of-wedlock births, reduced stigmas associated with paternity testing, and increased public understanding of paternity testing, private customers have increased their demand for paternity testing in recent years and the private sector has grown rapidly.  During 2002, we began marketing paternity testing services on a much broader base, and we expect to capture a larger share of the private paternity market.  In addition to offering services directly to individuals, in 2002 we began establishing relationships with firms or individuals acting as our marketing agents.  We supply products and materials to such agents and in return, the agent agrees to exclusively utilize our services for their customers seeking private paternity services.  We are further increasing our marketing efforts to the private sector to increase awareness of our services, increase the number of referral sources and improve our service offerings.

Forensic Testing Services

Our Identity Genomics business unit offers forensics testing through Orchid Cellmark, which is among the most respected forensic DNA testing services in the world and is known for its high quality and expert staff.  We test a variety of forensic evidence samples collected at crime scenes and provide DNA identification profiles on individual felons for inclusion in national and state DNA databases.  Testing services on criminal casework may be provided to implicate or exclude a known suspect, or may be provided in the absence of a suspect to generate a DNA profile of a perpetrator for searching DNA databases.  Although the majority of testing is done for criminal justice agencies, we also provide testing services for defense attorneys as well.  Case work testing for government agencies may be provided on an individual case basis or under long-term contract.  Contract services are usually awarded in a competitive bid process and typically last from one to three years.  In addition to casework, we also provide felon database testing under contract.  DNA specimens are collected from

Back to Index

incarcerated individuals according to state laws, and tested by our laboratory to provide a DNA identification profile for inclusion in a national database known as the Combined DNA Index System, or CODIS.  Biological evidence from criminal cases with no known suspects may then be screened against this database to identify a possible suspect.  Databasing contracts are also usually awarded in a competitive bid process and typically last from one to three years.

All three of our forensic testing facilities in the US have received the prestigious American Society of Crime Lab Directors-LAB accreditation, a designation that only a very small number of non-government DNA laboratories have been awarded.  The value of genotyping in solving crimes is increasingly being recognized and we anticipate Federal and state governments to allocate greater  resources to support wider use of DNA.  This is evidenced by legislation under consideration by the Senate and House of Representatives known as “The Debbie Smith Act”, and the recent announcement by the US Government to allocate $900 million over the next five years towards clearing up the backlog of forensic testing that currently exists in the criminal justice system.

In 2002, we were awarded a contract by the Office of the Chief Medical Examiner of New York City to apply our SNP technology to analyze unidentified DNA samples collected from the World Trade Center disaster site.  In a pilot program conducted with New York City officials in 2002, we demonstrated that panels of SNPs can enable the identification of additional victims from DNA specimens that have failed previous attempts with traditional forensic analysis methods. Orchid Cellmark is also exploring the use of SNPs in other difficult cases involving degraded DNA samples.

SNP Genotyping Services

Through Orchid Europe, we conduct the major portion of the UK Government’s project to help British farmers breed sheep with reduced susceptibility to the disease scrapie.  Following a competitive bid process, we were awarded a multi-year contract in 2001 to generate several million scrapie SNP genotypes per year for the project.  The project is part of the innovative National Scrapie Plan (NSP) for Great Britain developed by the Department for Environment, Food and Rural Affairs (DEFRA) in conjunction with the Agriculture and Rural Affairs Departments in Scotland and Wales. Scrapie, one of the transmissible spongiform encephalopathies, is an untreatable, fatal disease that affects sheep worldwide.  With an estimated UK sheep population of 40 million, scrapie has the potential to cause significant economic losses to farmers.  Prevention of the disease agent’s ability to maintain itself is viewed as the most effective way to limit the spread of the disease.  As SNPs affect an individual sheep’s susceptibility to scrapie, sheep with SNPs associated with a genetic resistance to scrapie are selected as breeding stock.  Over time, farmers expect to produce flocks with greatly reduced vulnerability to the condition and, in turn, decrease the risk of prion diseases disseminating into the food supply.  In 2002 Orchid Europe was also awarded a year extendable contract as the sole genotyping supplier to the Northern Ireland Scrapie Plan. During 2002, we offered low, medium and high throughput SNP scoring services on multiple platforms, including the SNPstream 25K, the SNPstream MT, SNPcode and SNPstream UHT platforms.  Our multiple offerings to pharmaceutical, biotechnology, academic and agricultural customers helped Orchid Life Sciences match its customers’ needs to the platform best suited to conduct their work.  In December 2002, we sold our Orchid Life Sciences product business assets to Beckman Coulter.  With the sale of the Life Sciences business, we do not intend to continue to commercialize SNP genotyping services to the research market.

Transplant Testing Services

We provide testing services for screening and confirmation of HLA genotyping for prospective bone marrow transplant donors participating in public and private programs, using both DNA and serological testing.  Our customers include agencies and individuals in the US and Europe.  HLA testing, also known as tissue typing, determines the compatibility between donors and recipients for the transplantation of solid organs (i.e. heart, liver, kidney and lung) and bone marrow.  Compatibility within the HLA minimizes immune rejection.  Historically, tissue typing has been performed by serological methods, but the introduction of DNA molecular technology offers greater versatility and resolution, while requiring a smaller sample.  Our HLA genotyping laboratory is accredited by the American Society for Histocompatibility and Immunogentics (ASHI) and New York HLA Histocompatibility.  We offer a full array of services and supplies for phlebotomy, coordination, shipment and reporting.  In addition to working with the American Registry and various National Marrow Donor Program donor centers, we offer coordination of unrelated bone marrow registry and patient family drives in the US and internationally.

Back to Index
Products-Systems

LifeMatch System

Our LifeMatch™ platform is a system developed by our researchers for automated HLA genotyping and antibody detection.  The LifeMatch system runs on the Luminex xMap platform using proprietary reagents.  It includes products, reagents and software developed for optimal integrated performance, providing laboratories with all of the necessary components to test more than 350 samples in an eight-hour shift.  During 2002, we launched the LifeMatch platform in the US and Europe.  This system is commercialized and supported by our Orchid Diagnostics business.

SNPstream Systems

During 2002, we commercialized the SNPstream 25K, the SNPstream MT and the SNPstream UHT Systems, each of which are based upon different platforms and provided various throughput capabilities.  Beckman Coulter acquired these systems and the rights to commercialize them in December 2002 when it purchased the products portion of our Orchid Life Sciences business.

Products-Consumables

During 2002, we commercialized the following SNPware consumables for use with SNPstream Systems we sold and systems of other companies:  SNPware Kits, SNPware 96 Kits, SNPware 384 Kits and SNPcode Kits.  Beckman Coulter acquired the rights to commercialize these consumables in December 2002 when it acquired the products portion of our Orchid Life Sciences business.

Products-Diagnostic

ELUCIGENE Kits and Tests

The ELUCIGENE line of kits and tests are for cystic fibrosis, or CF, genetic testing.  ELUCIGENE kits are sold throughout Europe and in the US.  The ELUCIGENE CF20 kit uses patented ARMS™ detection technology to simultaneously detect 25 common mutations of the CFTR gene that are associated with cystic fibrosis.  The ELUCIGENE CF29 panel of Analyte Specific Reagents, or ASRs, detects all 25 mutations recommended by the American College of Medical Genetics for cystic fibrosis screening.

LifeMatch Consumables

We sell assays to measure the A and B antigens for transplantation typing that impact the ability of a transplant recipient to accept a transplant organ.

Other Consumables

During 2002, we commercialized the following SNPware consumables for use with SNPstream Systems we sold and systems of other companies:  SNPware Kits, SNPware 96 Kits, SNPware 384 Kits and SNPcode Kits.  Beckman Coulter acquired the rights to commercialize these consumables in December 2002 when it acquired the products portion of our Orchid Life Sciences business.

Orchid’s Overall Business Plan

Our goal is to be the leading provider of services to profile genetic uniqueness through our core Identity Genomics businesses that offer paternity, forensics and prion susceptibility testing, as well as our GeneShield personalized medicine initiative.

Orchid’s Identity Genomics Testing Business

We have become the market leader in identity genomics in the US, which represents one of the largest existing markets for genetic analysis today.  Our Identity Genomics business is comprised of: (i) Orchid GeneScreen, which conducts paternity genotyping determinations for government agencies and private individuals; (ii) Orchid Cellmark, which is a leading provider of forensic DNA testing; and (iii) Orchid Europe, which provides paternity, forensics and prion susceptibility testing.

We have seven accredited laboratories in the US and UK providing high quality identity genomics testing services.  Our laboratories have accreditations from the Clinical Laboratory Improvement Act (CLIA) for clinical genotyping, from the

Back to Index

American Association of Blood Banks (AABB) for paternity testing, and from the American Society of Crime Lab Directors (ASCLD) for forensics testing, and from the State of New York for paternity testing and forensic testing.  In 2002, two Orchid Cellmark laboratories received the prestigious ASCLD-LAB accreditation, bringing our total number of ASCLD-LAB accredited laboratories to three.  In the US, there are only five other private laboratories accredited by ASCLD-LAB.  A large portion of paternity and forensic testing is government sponsored and involves contracts that are generally awarded by respective state agencies for terms from one to three years.  The contract bidding process is highly competitive and the criteria used to determine the awards varies.  In some cases contracts are awarded solely on the basis of price, while others use a scoring matrix to achieve the desired mix of price, quality and service.  In addition to continually seeking more attractively priced contracts based on our ability to provide high quality services, we intend to implement innovative technologies that provide us a competitive advantage or premium pricing.

We expect that the strength of our position in identity genomics will enable us to realize efficiencies, and, in the case of paternity testing, to apply our advanced SNP technologies to significantly reduce the cost structure of what has traditionally been a labor-intensive process.  We intend to accomplish this by applying the same high throughput SNP scoring systems that we have developed for advanced life sciences applications to paternity testing, thereby taking advantage of our investments in new genotyping technologies across a broad range of both existing and new businesses.  We have recently developed SNP panels to replace the short tandem repeat, or STR, technology currently used for paternity testing, and expect to begin implementing these panels during 2003 following AABB approval.

In addition to providing paternity and forensics testing, Orchid Europe conducts the major portion of the UK Government’s project to help British farmers breed sheep with reduced susceptibility to the disease scrapie.  Following a competitive bid process, we were awarded a multi-year contract in 2001 to generate several million scrapie genotypes per year for the project.  The project is part of the innovative National Scrapie Plan (NSP) for Great Britain developed by the Department for Environment, Food and Rural Affairs (DEFRA) in conjunction with the Agriculture and Rural Affairs Departments in Scotland and Wales. Scrapie, one of the transmissible spongiform encephalopathies, is an untreatable, fatal disease that affects sheep worldwide.  With an estimated UK sheep population of 40 million, scrapie has the potential to cause significant economic losses to farmers and prevention of the disease agent’s ability to maintain itself is viewed as the most effective way to limit the spread of the disease.  As SNPs affect an individual sheep’s susceptibility to scrapie, sheep with SNPs associated with a reduced genetic susceptibility to scrapie are selected as breeding stock, over time farmers expect to produce flocks with greatly reduced vulnerability to the condition and, in turn, decrease the risk of prion diseases disseminating into the food supply.

Orchid GeneShield: Creating Value Through Personalized Medicine

Orchid GeneShield, our majority owned subsidiary, is developing services designed to accelerate the adoption of personalized medicine into routine medical care.  Our GeneShield team is developing programs that would, among other things, incorporate pharmacogenetics data in a form familiar to physicians and be readily acceptable to patients, provide tangible value to health care providers and payers, and be capable of producing recurring revenues for us.

We plan to utilize our existing clinical genotyping technology and facilities that are necessary for the resulting high-sample throughput demands for genotyping panels of SNPs to help physicians and patients improve the selection of medicine through GeneShield.  We are currently conducting a limited pilot program of our first service in collaboration with a number of leading managed care organizations and expect to launch this service later this year.

Orchid’s Diagnostic Testing Business

Our Diagnostic business unit focuses on clinical genotyping for the diagnostics market.  We offer our ELUCIGENE product line for for the diagnosis of mutations associated with inherited diseases including cystic fibrosis and we offer our HLA services business for transplant compatibility matching with the HLA products and services.  In 2002, we established manufacturing and marketing channels in the US and Europe and introduced the LifeMatch system, which offers HLA genotyping customers significant time and cost advantages over current products and technologies.  The LifeMatch instrument system is based on the Luminex xMap platform and uses our proprietary consumables.  It is targeted at the large number of hospital and independent laboratories who perform their own HLA genotyping.  In order to focus primarily on our Orchid identify Genomics testing business and Orchid GeneShield, we are currently pursuing the sale of the Orchid Diagnostics business unit.  However, we currently do not have a definitive agreement to sell this business unit.

Back to Index

Orchid’s Life Sciences SNP Genotyping Business

During 2002, we provided SNP genotyping products and services to pharmaceutical, biotechnology, academic and agricultural customers through our Orchid Life Sciences business unit.  In December 2002, we sold our Orchid Life Sciences product business assets to Beckman Coulter.  With the sale of the Orchid Life Sciences product related assets, we do not intend to continue to commercialize SNP instrumentation or consumables.

Sustained Competitive Advantage

In order to build and sustain our competitive advantage in the field of genetic diversity, we plan to continue to form strategic alliances and scientific collaborations and make strategic acquisitions as appropriate.  Our seven accredited genotyping facilities provide us with the foundation for providing clinical quality genotyping testing to a variety of customers and for our own use.  Through collaborations and selective acquisitions, we plan to seek access to distribution channels and opportunities to improve operational efficiencies.

We intend to continue selected investment in our proprietary technologies through internal development and by licensing third-party technologies whenever necessary.  We seek to improve the cost-effectiveness and utility of our existing products and services through improved performance and development of improved information technologies, including improvements to our ultra high throughput SNP genotyping system.

Collaborations and Licenses

We continue to enter into collaborative research programs and licenses relating to our core primer extension technology with pharmaceutical and biotechnology companies, including Asper Biotech, AstraZeneca, Beckman Coulter, Affymetrix, Ellipsis Biotherapeutics, DNA Link, Hitachi MiraiBio and Luminex.  However, a significant element of our business strategy is the governmental relationships we establish in providing large-scale paternity and forensic testing services as well as diagnostic services.  We currently provide such services under contracts awarded to us by the Department for Environment, Food and Rural Affairs (DEFRA), Department of Agriculture and Rural Development (Northern Ireland), Forensic Alliance, Ltd., the UK Foreign and Commonwealth office, Deutsche Knochenmarkspenderdatei Gemeinnutzige GmbH, Ohio Department of Job and Family Services, Georgia Department of Human Resources, Florida Department of Revenue, Illinois State Police, New York City Police Department, Los Angeles Police Department and California Department of Justice.  Also, in order to grow our personalized medicine business, we engaged in several important collaboration and license agreements with Laboratory of the Government Chemists (LGC), Quest Diagnostics, First Genetic Trust and Merck-Medco.

Perkin Elmer

In December 2000, we granted an exclusive license to the Life Sciences business of PerkinElmer to use our patented primer extension technology for SNP scoring applications using fluorescence polarization and energy transfer read-out methods.  Under the terms of the agreement, PerkinElmer Life Sciences has agreed to produce and sell reagent kits, software and instruments incorporating our single base primer extension technology to enable its customers to perform fluorescence-based SNP analyses.  This license grants PerkinElmer exclusive rights to use our primer extension technology with fluorescence polarization, a laboratory read-out methodology that is expected to achieve rapid growth as a result of such attributes as simplicity, accuracy and cost effectiveness.  In addition to licensing fees, we are entitled to receive royalties (including yearly minimum payments) from product sales, if any, under the license agreement.  This agreement, under which we have also granted PerkinElmer an option to expand the field of use to include diagnostic assays based on fluorescence methodologies and time resolved energy transfer, terminates on the date upon which the last of the patents we license to PerkinElmer expires.  In the event of a breach of this agreement, the non-breaching party may terminate the agreement upon 14 days’ written notice for uncured breaches relating to non-payment, except for non-payment of license fees, and upon 60 days’ written notice for all other uncured breaches.

In December 2000, we further granted a non-exclusive license to the Life Sciences business of PerkinElmer to use our primer extension technology for scoring applications on DNA sequencers.  Under the agreement, PerkinElmer will produce and sell reagent kits, software and instruments incorporating our technology for performing SNP analyses on capillary and slab gel DNA sequencers.  In addition to licensing fees, we are entitled to receive royalties from product sales, if any, under the license agreement.  This will enable PerkinElmer to develop and sell reagent kits so that researchers can perform high

Back to Index

quality SNP analyses using the DNA sequencers they already own.  This agreement terminates on the date upon which the last of the patents we license to PerkinElmer expires.  In the event of a breach of this agreement, the non-breaching party may terminate the agreement upon 14 days’ written notice for uncured breaches relating to non-payment, except for non-payment of license fees, and upon 60 days’ written notice for all other uncured breaches.

Amersham Biosciences

In June 2000, we entered into a license agreement with Amersham Pharmacia Biotech (now known as Amersham Biosciences), the life sciences division of Nycomed Amersham Plc, pursuant to which we granted a royalty bearing, non-exclusive license to Amersham Biosciences to use our single base primer extension technology.  Under the terms of the agreement, Amersham Biosciences will produce and sell reagent kits and software incorporating our technology to allow researchers to perform SNP analyses on Amersham Biosciences capillary and slab gel DNA sequencers.  In addition to licensing fees, we are entitled to receive royalties for the duration of the license agreement.  Our agreement with Amersham does not provide for minimum annual sales requirements, and therefore, we cannot determine at this time the materiality or the value of this agreement to our business or us.  This agreement terminates on the date upon which the last of the patents we license to Amersham expires.  In the event of a breach of this agreement, the non-breaching party may terminate the agreement upon 14 days’ written notice for uncured breaches relating to non-payment, except for non-payment of license fees, and upon 60 days’ written notice for all other uncured breaches.

Applied Biosystems, Inc.

In July 2000, we entered into a license agreement with PE Biosystems, now known as Applied Biosystems, a division of PE Corporation, under which we granted a royalty bearing, non-exclusive license to Applied Biosystems to use our single base primer extension technology.  Under the terms of the agreement, Applied Biosystems will produce and sell reagent kits and software incorporating our technology to allow researchers to perform SNP analyses on Applied Biosystems’ ABI PRISM® DNA sequencers.  In addition to licensing fees, we are entitled to receive royalties for the duration of the license agreement.  Our agreement with Applied Biosystems does not provide for minimum annual sales requirements, and therefore, we cannot determine at this time the materiality or the value of this agreement to our business or us.  This agreement terminates on the last day upon which the last of the patents we licensed to Applied Biosystems expires.  In the event of a breach of this agreement, the non-breaching party may terminate the agreement upon 14 days’ written notice for uncured breaches relating to non-payment, except non-payment of license fees, and upon 60 days’ written notice for all other uncured breaches.

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

Other Agreements

In addition, we have entered into various, license, service and collaboration agreements with respect to our technology, product and services with third parties that are not material to our business.  We will continue to seek to enter into similar agreements to enable us to develop or license technologies and earn revenues from our products and services in the future.

Manufacturing and Suppliers

During 2002, we manufactured SNPware consumables at our Princeton, New Jersey facility, products and consumables for HLA testing at our Stamford, Connecticut facility, and reagents for inherited disease diagnosis testing at our facility in Abingdon, UK.  If we are unable to meet commercial demand for our products, we may need to enter into supply arrangements with third parties to produce commercial quantities of our products.  However, we believe we currently have sufficient manufacturing capacity to meet commercial demand for our products through 2003.  Our manufacturing facilities are designed to optimize material flow and personnel movement with centrally located manufacturing and quality control operations.  We produce critical components in environmentally controlled clean rooms that are isolated from the rest of the facility.  Our Stamford, Connecticut facility has ISO9001 accreditation and we plan to comply with quality system

Back to Index

requirements, or QSRs, and US Food and Drug Administration (FDA) guidelines for analyte-specific reagents, or ASRs, over the next two years.  Access and safety features are designed to meet Federal, state and local health ordinances.  Our Abingdon, UK facility is ISO 13485, EN 46001 and ISO 17025 accredited and complies with QSR for the FDA, is a registered manufacturer with the FDA, and has ASRS registered with the FDA.

During 2002, we relied on outside vendors to manufacture a number of central components of our SNPstream system and reagents that were provided in our SNPware kits.  We previously established agreements with Tecan and Beckman Coulter for the components of our SNPstream systems and PerkinElmer for some of the key reagents in our SNPware kits.  However, since the disposition of the product portion of our Orchid Life Sciences business to Beckman Coulter in December 2002, we no longer need to rely on these suppliers.  We also have agreements with Luminex, Applera UK, Cambiex Bioscience Workingham, Ltd, Cambridge Bioscience, Qiagen Ltd, and Sigma Aldrich Company, Ltd for the supply of components key to our provision of services and sale of products.  In 2002, we established a company-wide enterprise resource planning system to manage and control our material and product inventories.  This system encompasses product costing, materials procurement, production planning and scheduling, inventory tracking and control and batch records, with links to document control for all quality control, quality assurance and regulatory compliance procedures.

All of our Identity Genomics laboratories have the CLIA accreditations necessary to be in compliance with the required regulations, and all three US Orchid Cellmark laboratories have American Society for Criminal Laboratory Directors (ASCLD) certification.  Our Orchid Europe laboratory has AABB, New York State Department of Health and ISO 17025 accreditation.  Our Orchid Diagnostics laboratory has both CLIA and American Society of Histocompatibility and Immunology (ASHI) accreditation necessary to perform HLA typing services.

Distribution

We have expanded our business internationally, using the facilities acquired in early 2001 as a headquarters for the operations of our European subsidiary, Orchid BioSciences Europe, Ltd., in Abingdon, UK.  We use our international operations to expand our identity genomics testing services and to serve as the base for the eventual introduction of our personalized medicine products and services into Europe.

Intellectual Property

We have implemented a patent strategy designed to provide us with a unique proprietary position in the fields of genotyping technologies, pharmacogenetics, microfluidics and focused areas of genetic diversity.  Our strategy will continue to concentrate on protecting and commercializing our current and future products.  Our patent portfolio reflects our international scope and includes pursuing patent protection in many of the industrialized nations of the world.  We currently own, or have exclusive licenses to, 63 US patents and 71 foreign patents, and have received notices of allowance for 2 additional Australian patent applications.  Additionally, we have 88 pending patent applications of which 22 are US applications and 66 are foreign patent applications.

Our commercial success will also depend, in part, on our ability to obtain patent protection on the SNPs for which we discover utility and on the products, methods and services for which we base such discoveries.  We have sought and intend to continue to seek patent protection for novel uses of SNPs.  In such cases where novel uses of SNPs has already been patented by a third party, we may need to obtain a license for the use of these SNPs to make use of or sell products using these SNPs.

We own or exclusively license key patents covering these fundamental areas of our business:  primer extension technologies and surface biochemistry and arrays.  We also own or exclusively license patents covering other areas of our business including pharmacogenomics, paternity and forensic genetic markers.  As of December 31, 2002, these subject patents have approximately 10 or more years before they expire.

We also rely on both patent and trade secret protection of our intellectual property. Complex legal and factual determinations and evolving laws make patent protection uncertain.  As a result, we cannot be certain that patents will be issued from any of our patent applications or from applications licensed to us or that any issued patents will have sufficient breadth to offer meaningful protection.  In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier.  Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as US law.

Back to Index

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

In the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property.  We cannot predict whether third parties will assert such claims against us or against the licensors of technologies licensed to us, or whether those claims will harm our business.  If we are forced to defend against such claims, whether they are with or without any merit or whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management’s attention and resources.  As a result of such disputes, we may have to develop costly non-infringing technologies, or enter into licensing agreements.  These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business and financial condition.

We have 50 trademarks for which we have received registrations or notices of allowance in the US and elsewhere.  We also have 53 pending trademark applications pending. Some of the key trademarks for which we have either received registrations or notices of allowance include: GeneScreen® and the Orchid logo.  A majority of our “SNP” family trademarks were included in the sale of certain assets to Beckman Coulter in December 2002.

This Annual Report on Form 10-K contains references to our trademarks GeneScreen®, GeneShield, Cellmark,  ELUCIGENE, LifeMatch, Platform Propagation and the Orchid logo.  These are our trademarks for which we have filed registration applications with the US Patent and Trademark Office.  All other trademarks or trade names referred to in this annual report are the property of their respective owners.

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

In the US, the FDA regulates, as medical devices, most diagnostic tests and in vitro reagents that companies market as finished test kits or equipment.  Some clinical laboratories, however, purchase individual reagents intended for specific analyses, and, using those reagents, develop and prepare their own finished diagnostic tests.  We intend to market some diagnostic products as finished test kits or equipment and others as individual reagents.  Consequently, some or all of these products will be regulated as medical devices.  The AABB has accredited our CLIA laboratories in Dallas, Texas, Dayton, Ohio, East Lansing, Michigan, Germantown, Maryland, Nashville, Tennessee, and Abingdon, UK.  Our Abingdon, UK facility is also accredited by New York State Department of Health for genetic testing.  The American Society of Histocompatibility and Immunology, or ASHI, has accredited our Dayton, Ohio and Stamford, Connecticut laboratories for transplantation typing of prospective bone marrow donors.  The National Forensic Science Testing Center and the ASCLD have accredited our Germantown, Maryland, Nashville, Tennessee and Dallas, Texas laboratories for DNA typing for criminal forensic purposes.  Only eight private forensics labs in the US have earned the respected ASCLD accreditation of which three are owned by Orchid.  The Dayton, Ohio facility has been accredited by the Standards Council of Canada (SCC) for paternity testing.

The FDA has also adopted a set of regulations that govern laboratories that use Analyte Specific Reagents, or ASRs, which cover the production of assays and their components consistent with Good Manufacturing Practices for use by clinical laboratories producing their own assays.  We satisfy these ASR guidelines in connection with our manufacture of diagnostic products that are affected by these guidelines.

The Food, Drug, and Cosmetic Act requires that medical devices introduced to the US market, unless exempted by regulation, be the subject of either a pre-market notification clearance, also known as a 510(k) or an approved pre-market approval application, or PMA.  Some of our products may require a PMA and others may require a 510(k).  With respect to devices reviewed through the 510(k) process, we may not market a device until the FDA agrees that the product is substantially equivalent to a legally marketed device known as a ‘‘predicate device.’’  A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial FDA review.  The FDA

Back to Index

may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the US. The FDA, however, may (i) determine that the device is not substantially equivalent and require a PMA, or (ii) require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence.  By requesting additional information, the FDA can further delay market introduction of our products.  If the FDA indicates that a PMA is required for any of our products, the application may require extensive clinical studies, manufacturing information and likely review by a panel of experts outside the FDA.  The FDA could also require us to conduct clinical studies to support either a 510(k) submission or a PMA application in accordance with FDA requirements.  Failure to comply with FDA requirements could result in the FDA’s refusal to accept the data or the imposition of regulatory sanctions. FDA approval of a PMA application could take significantly longer than a 510(k) approval.

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

Our current DNA testing laboratories in the US and our services that Orchid Europe in the UK provides to US citizens are regulated under CLIA.  The intent of CLIA is to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections.  The regulations promulgated under CLIA establish three levels of diagnostic tests; waived, moderately complex and highly complex, and the standards applicable to a clinical laboratory depend on the level of the tests it performs.  Therefore, we cannot assure you that the CLIA regulations and future administrative interpretations of CLIA will not have a material adverse impact on us by limiting the potential market for our DNA testing services.

Our gene diagnostic kits sold by us in Europe are classified as IVD medical devices and are covered by the European Directive, 98/79/EC, or the IVDD Directive.  The IVDD Directive was implemented into UK legislation through the In Vitro Diagnostic Medical Devices Regulations, SI 2000/1315, or the IVD Regulations, which came into force on June 7, 2000.  There is a transition period until December 7, 2003 during which manufacturers must either comply with the existing national laws or comply with the IVD Regulations and “CE” (the mark of conformity) mark their devices.  After the transition period, it will be mandatory for us to comply with the IVD Regulations.  IVDs are classified into three categories so that the level of regulatory control applied to an IVD will be proportionate to the degree of perceived risk based on whom the device user may be or the effect if it fails to perform as intended.  These categories are in order of increasing perceived risk, and our products fall into the lowest risk category, or general IVDs.  In order to “CE” mark our IVD products, we will need to demonstrate compliance with the essential requirements and use the appropriate conformity assessment route that are both detailed in the IVD Regulations and the relevant Annexes of the Directive.  In connection with this demonstration of compliance, we must compile a technical dossier for each IVD we market.  The requirement to comply with the IVD Regulations will increase the cost of regulatory compliance for our Diagnostics business.

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

We currently sell a number of IVD products in the UK and have accreditation certificates for our quality systems from a Notified Body (SGS Yarsley ICS), thereby meeting the requirements of ISO9001, EN46001 and ISO13485.  We have also received an accreditation certificate meeting the requirements of ISO17025 from the United Kingdom Accreditation Service, or UKAS, in relation to our testing laboratory.  UKAS is the national body for the accreditation of testing and calibration laboratories, certification and inspection bodies.

Back to Index

As a result of obtaining the above-mentioned accreditations, we expect that we will be able to demonstrate compliance of our IVD products with some of the essential requirements provided for in Annex I of the Directive.  However, we must also prepare technical dossiers in accordance with Annex III of the Directive before affixing a CE marking on each IVD.  Products have already been registered with the UK Competent Authority and we aim to demonstrate compliance of all of our IVD products with the relevant Annexes of the Directive.

In the US and UK, we are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials.  Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on our business and results of operations.

Employees

As of December 31, 2002, we had 492 full time employees.   The employee group includes chemists, engineers, computer scientists, and biologists with experience in the medical diagnostic, genoprofiling, pharmacogenomic, prionic, computer, and electronic industries.   None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.   We believe that we maintain good relationships with our employees.   Our success will depend in large part on our ability to attract and retain skilled and experienced employees.   There can be no assurance that we will be successful in hiring or retaining qualified personnel, and our failure to do so could have a material adverse impact on our business, financial condition and results of operations.

Competition

The markets for our products are competitive and the intensity of competition may increase.  Currently, we compete primarily with other companies that are pursuing technologies, products and services that are similar to those that we offer.  Some of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development and commercialization than we have.  Moreover, some competitors may have greater name recognition than we do, and may offer discounts as a competitive tactic.  These competitors and other companies may have developed or could in the future develop new technologies that compete with our products or which could render our products obsolete.  We cannot assure you that we will be able to make the enhancements to our technologies necessary to compete successfully with newly emerging techniques.

Our competitors in the field of identity genomics testing include: Bode Labs, DNA Diagnostics, Identigene, Laboratory Corporation of America, Myriad Genetics, and Reliagene in the US, along with Forensic Science Service and Laboratory of the Government Chemist in the UK.

Competitors in the DNA diagnostics field include: Applied Biosystems, Celera Diagnostics, diaDexus, Immunogenetics Laboratory Corporation of America, Myriad Genetics, Nanogen, Quest Diagnostics, Roche, Specialty Labs and Third Wave Technologies.  Competitors in the field of HLA testing include: Biotest, One Lambda and Pel-Freeze.

Our principal competitors in the field of pharmacogenetics research and development for personalized medicine include: Celera Genomics, CuraGen, DNA Sciences, Genaissance Pharmaceuticals and Millenium Predictive Medicine.  Our principal competitors in the field of pharmacogenetics patient testing include: Genelex, Great Smokies Laboratory, Laboratory Corporation of America, Myriad Genetics and Quest Diagnostics.

During 2002, we competed with several companies in the SNP genotyping field offering alternative technology concepts.  These companies include: Affymetrix, Applied Biosystems, Illumina, Nanogen, Pyrosequencing, Qiagen Genomics, Sequenom and Third Wave Technologies.

Risks Related to Our Business

If we fail to acquire additional capital to fund our current and future operating plans or obtain it on unfavorable terms, then we may have to end further development to some of our programs and operations.

We have expended significant resources developing our facilities, and  funding commercialization activities.  We anticipate that our existing cash on hand, including the 2003 financing and the availability of funds under the line of credit, are sufficient to fund our current and future operating plans at least through 2003. After this, we may be unable to

Back to Index

fund our business operations and may be required to seek other strategic alternatives.  The amount of additional capital which we will need to raise will depend on many factors, including those listed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

As a result of the March 2003 financing and, in addition, if we raise additional funds through the sale of equity or convertible debt or equity-linked securities, your percentage ownership in the company will be reduced. In addition, these transactions may dilute the value of our outstanding common stock.  We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may be forced to relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable to us.  We may be unable to raise additional funds on terms acceptable to us.  If future financing is not available to us on acceptable terms, we may not be able to fund our future needs and we may have to curtail one or more commercial activities.

We may be delisted from Nasdaq resulting in a limited public or private market for our common stock and volatility in our stock price.

Our common stock is currently listed on the Nasdaq National Market.  On January 10, 2003, we received a notice from Nasdaq stating that we were not in compliance with their continued listing requirements because our common stock bid price had fallen below Nasdaq’s $1.00 minimum bid price requirement for 90 consecutive trading days.  On February 20, 2003, Orchid attended a hearing before the Nasdaq Qualifications Panel (the Panel) to appeal the staff’s determination.  On March 26, 2003, the Panel determined to continue listing of our common stock on the Nasdaq National Market through June 24, 2003.  If we are unable to regain compliance with the $1.00 minimum bid requirement by June 24, 2003, and any appeal to Nasdaq for relief from this requirement is unsuccessful, our common stock will be delisted from trading on the Nasdaq National Market.  If this were to happen, trading in our common stock would decrease substantially, or may cease altogether, the market price of the common stock may decline further, potentially to zero, and stockholders may lose some or all of their investment.  Furthermore, delisting of our common stock from the Nasdaq National Market would inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

If our common stock is delisted from Nasdaq, the founders of GeneShield may terminate their agreements with GeneShield.

Pursuant to the terms of our May 2001 contribution and license agreement with the founders of GeneShield, if our common stock is delisted from the Nasdaq National Market for a period of 90 days, subject to certain cure periods, the founders may terminate the contribution and license agreement which would preclude GeneShield from operating as currently structured, which could have an adverse effect on our results of operations and financial condition.

We are at an early stage of development and may never become profitable.

We organized our company as a Delaware corporation on March 8, 1995 and have a short operating history.  The market for the products and services that we develop, manufacture and market, all of which are derived from genomics and microfluidics technologies, is uncertain.  We face risks related to our ability to:

•	develop, market and maintain competitive technologies, products and services;

•	anticipate and adapt to changes in our rapidly evolving markets;

•
retain current collaborators and customers and attract new collaborators and customers for our genoprofiling products and services in paternity, forensics,disease susceptibility, diagnostic and pharmacogenetic testing;

•	attract, retain and motivate qualified management, technical and scientific personnel;

•	obtain additional capital to support the expenses of developing our technologies and commercializing our products and services; and

•	transition successfully from a company with a research focus to a company capable of supporting commercial activities.

Back to Index

If we fail to adequately manage these risks, we may never become profitable and our financial condition would suffer.

We had an accumulated deficit of $263.4 million as of December 31, 2002 and expect to continue to incur operating losses through at least the third quarter of 2003 or possibly beyond.

We have had substantial operating losses since our inception, and we expect our operating losses to continue at least through the third quarter of 2003 and possibly beyond.  For example, we experienced net losses of $80.1 million for the year ended December 31, 2002, $84.7 million in 2001, and $47.9 million in 2000.  In order to further develop and commercialize our paternity, forensic and animal testing services, as well as our pharmacogenomic services provided by GeneShield, we will need to incur expenses in connection with our internal development and commercialization programs.  As a result, we expect to incur operating losses at least through the third quarter of 2003.

Fluctuations in our quarterly revenues and operating results may negatively impact our stock price.

Revenues and results of operations have fluctuated significantly in the past and significant fluctuations are likely to continue in the future due to a variety of factors, many of which are outside of our control.  These factors include:

•	the volume and timing of orders for our products and services;

•	changes in the mix of our products and services offered;

•	the number, timing and significance of new products and services introduced by our competitors;

•	our ability to develop, market and introduce new and enhanced products and services on a timely basis;

•	changes in the cost, quality and availability of intellectual property and components required to manufacture or use our products and services;

•	availability of commercial and government funding to researchers who use our products and services, and

•	The timing of Federal funding for forensics DNA testing for backlog reductions through the National Institue of Justice.

Development costs associated with our technologies, products and services, as well as personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses.  We cannot adjust these expenses quickly in the short term.  In addition, if we successfully complete the sale of our Diagnostics business, our revenues may decline.  If our revenues decline and we are not able to reduce our operating expenses accordingly, our loss of revenues and failure to reduce operating expenses could harm our operating results for a particular fiscal period.  In addition, market and other conditions may require certain non-cash charges such as stock based compensation charges and impairment charges related to long-lived assets to be recorded by us in future periods.  If our operating results in some quarters fail to meet the expectations of public market analysts or investors, the market price of our common stock is likely to fall.

We have limited manufacturing experience as it relates to manufacturing our products and delivering our services on a commercial scale.

We have limited process manufacturing experience and currently possess seven accredited facilities capable of producing limited quantities of our products and services for both sale to our customers and internal use.  We have completed a significant portion of building out our manufacturing and service facilities to meet current market needs.  If commercial sales were to increase dramatically in the short term, we may need to scale-up our manufacturing and service facilities.  If we are unable to successfully scale-up our existing capabilities quickly to meet such a demand, we may not be able to provide our customers with the quantity of products and services they require, which would result in reduced revenues.  If any natural disaster were to significantly damage our manufacturing and service facilities or if other events were to cause our operations to fail, these events could prevent us from developing and producing our products and services.  Furthermore, we may not have adequate insurance to cover the damage, which would adversely affect our results of operations.

Back to Index

We have limited sales and marketing experience, and as a result, may be unable to compete successfully with our competitors in commercializing our potential products and services.

We have limited experience in sales and marketing.  We have only a small direct sales force and will continue to rely principally upon a small number of employees.  We intend to market our products and services through collaborations and distribution agreements with healthcare, pharmaceutical, biotechnology, and agricultural companies.  We also intend to continue to market our Paternity, Forensic and Agricultural testing services to governmental entities and our Paternity and Pharmacogenomic testing services to individual consumers.  We cannot assure you that we will be able to successfully establish or maintain either a direct sales force or distribution arrangements to market our products and services, which could have a material adverse effect on our financial condition and business strategy.

Our development of future technologies and commercial products and services utilizing proprietary methods of single base primer extension may not be commercially viable or successful, which would adversely affect our revenues.

We cannot be certain that our prospective customers will value our products or services utilizing primer extension methodologies.  We are currently developing and commercializing only a limited number of products and services based on our SNP scoring technologies.  We cannot assure you that we or our customers will be able to use our technologies to successfully identify and score SNPs.  In addition, any SNPs which we or our customers score may not be useful in assisting pharmaceutical or diagnostic product development.  Our SNP scoring technologies are in part directed toward the role of genes and polymorphisms in complex diseases.  A limited number of companies have developed or commercialized products based on gene discoveries and/or polymorphisms to date.  Accordingly, even if we or our customers are successful in scoring SNPs and associating these SNPs with specific drug responses or diseases, we cannot assure you that these discoveries will lead to the development of therapeutic or diagnostic products.  If we fail to successfully develop our SNP scoring technologies or any commercially successful diagnostic products and services based on such technologies, we may not achieve a competitive position in the market.

Our SNP scoring technologies involve novel uses of products, software and technologies that require validation in commercial applications.  Previously unrecognized defects or limitations of our SNP scoring technologies may become apparent in these commercial applications.  As a result, we may be unable to validate or achieve the improvements in the components of our SNP scoring technologies necessary for their successful commercialization.

If we fail to maintain the identity genomics contracts we have with various state and governmental agencies or fail to enter into additional contracts, we would lose a significant source of revenues.

We currently derive the majority of our revenues from the identity genomics services we provide in the paternity, forensic and agricultural fields.  These services are heavily dependent upon contracts we have with various governmental agencies, which are typically open to bid and awarded every one to three years.  The process and criteria for these awards are typically complex and highly competitive.  We may not be able to maintain any of our existing governmental contracts or be the successful bidder on any additional governmental contracts which may become available in the future, or negotiate terms acceptable to us in connection with any governmental contract awarded to us, which would adversely affect our results of operations and financial condition.

If we fail to improve our genetic analyses process, we could fail to achieve cost improvements and lose our competitive position in the market.

Due to rapid product development and technological advancement in the medical diagnostics and DNA testing industry, our growth and future operating results will depend, in significant part, upon our ability to apply new technologies to automate and improve our genetic analysis services and modify our existing products to take advantage of new technologies.  There can be no assurance that our development efforts will result in any additional commercially viable or successful improvements to our testing processes or products.  Any potential improvements to the testing process or new products will require substantial additional investment, laboratory development and clinical testing, and possibly regulatory approvals, prior to commercialization.  Our inability to successfully develop improvements to our testing processes or new products or to achieve market acceptance of such improvements or new products could have a material adverse effect on our business, financial condition and results of operations.  In addition, the rapid product development and technological advancement in the genetic analysis and DNA testing industry could result in our current or future DNA testing services or products becoming obsolete.  We believe that our future operating results will depend substantially upon our ability to overcome

Back to Index

technological challenges, successfully introduce new technologies into our laboratories and to our customers and to gain access to and successfully integrate such technologies if developed by others.

If we cannot enter into new collaborations or licensing agreements, we may be unable to develop or commercialize our technologies, products and services.

Our strategy for developing and commercializing technologies, products and services based on our discoveries depends upon our ability to form research collaborations and licensing arrangements.  As a result, we may be dependent on our collaborators and licensees for regulatory approval and manufacturing and marketing of diagnostic products and personalized medicine resulting from the application of our technologies.  If we are unable to enter into such research collaborations and licensing arrangements or implement our strategy to develop and commercialize diagnostic products based upon our discoveries it would have a material adverse effect on our results of operation and financial condition.

The early termination of any of our collaborations or licenses could harm our business and financial condition.

The collaboration agreements we have with third parties may be terminated early under certain circumstances, including the event of a material breach by us.  In addition, we intend to enter into additional collaborations and licenses with third parties, who may require that their agreements with us permit termination by them prior to the expiration of the negotiated term under certain circumstances.  If any third party were to terminate its agreement with us or otherwise fail to perform its obligations or to complete them in a timely manner, we could lose significant revenues.

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

We also face significant competition in our strategy designed to identify and patent medically important uses of SNPs (our GeneShield strategies).  Some of the organizations competing with us have greater financial and technical resources.  We also have limited experience working in the managed care and health care delivery industries and may not be able to successfully commercialize our inventions, either on our own or in partnership with others.  It may also take longer than currently anticipated for SNPs and pharmacogenetics to become widely used in clinical practice, which could adversely impact our ability to realize significant revenues from our GeneShield business in the foreseeable future.

We believe our future success will depend, in large part, on our ability to maintain a competitive position in the identity genomics field and the pharmacogenetics product field.  Others may make rapid technological developments which may result in our technologies, products or services becoming obsolete before we recover the expenses incurred to develop them.  Our inability to also make the enhancements to our technologies necessary to compete successfully with newly emerging technologies would have a material adverse effect on our competitive position.

If we are unable to protect our proprietary methods and technologies, we may not be able to commercialize our products and services.

If our patent applications do not result in issued patents, our competitors may obtain rights to commercialize our discoveries, which would harm our competitive position.

Back to Index

Our commercial success will depend, in part, on our ability to obtain patent protection on many aspects of our business, technologies, products and services, including the discovery and the association of particular SNPs with disease predisposition and adverse drug metabolism, and on the products, methods and services we develop.  We may not be able to obtain new patents for these products, methods or services.  We will pursue patent protection on novel uses of SNPs discovered by us of known genes, as well as novel uses for previously identified SNPs discovered by third parties.  We may need to obtain a license from such third parties with respect to any patent covering such SNPs in order to make, use or sell any related products or services.  In addition, we may need to obtain a separate license from the gene patent holder. We may not be able to acquire such licenses on terms acceptable to us, if at all.

Certain parties are attempting to rapidly identify and characterize genes and SNPs through the use of gene expression analysis and other technologies.  To the extent any patents issue to other parties on such partial or full-length genes or SNPs or on uses for such genes or SNPs, the risk that the sale of products or processes developed by us or our collaborators may give rise to claims of patent infringement against us may increase.  Others may have filed and, in the future, are likely to file, patent applications covering SNP uses.  Any such patent application could have priority over our patent applications and could further require us to obtain rights to previously issued patents covering SNP uses.  We cannot assure you that any license that we may require under any such patents will be made available to us on commercially acceptable terms, if at all.

The scope of our issued patents may not provide us with adequate protection of our intellectual property, which would harm our competitive position.

Any issued patents that cover our proprietary technologies may not provide us with substantial protection or be commercially beneficial to us.  The issuance of a patent is not conclusive as to its validity or its enforceability.  The US Patent and Trademark Office may invalidate one or more of our patents.  In addition, third parties may have patents of their own which could, if asserted, prevent us from practicing our proprietary technologies, including the methods we use to conduct SNP scoring.  If we are otherwise unable to practice our patented technologies, we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies.

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

In order to protect or enforce our patent rights, we may need to initiate patent litigation against third parties.  These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns.  These lawsuits could result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents.  We cannot assure you that we will prevail in any future litigation or that a court will not find damages or award other remedies in favor of the opposing party in any of these suits.  During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation.  Securities analysts or investors may perceive these announcements to be negative, which would likely cause the market price of our stock to decline.

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

Back to Index

•	the agreements may be breached;

•	we may have inadequate remedies for any breach;

•	proprietary information could be disclosed to our competitors; or

•	others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies.

If for any of the above reasons our intellectual property is disclosed or misappropriated, it would harm both our ability to protect our rights and our competitive position.

Future acquisitions or mergers could disrupt our ongoing operations, increase our expenses and adversely affect our revenues.

Since September 1998, we acquired Molecular Tool, a developer of SNP technologies, as well as GeneScreen, Cellmark and Lifecodes, providers of identity genomic and diagnostic testing services.  Although we have no commitments or agreements with respect to any additional acquisitions or mergers at present, we anticipate that a portion of our future growth may be accomplished either by acquiring or merger with existing businesses.  Factors that will affect the success of any potential acquisition or merger to be made by us include our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to motivate key personnel and to retain customers of acquired or merged businesses.  We may not be able to identify suitable acquisition or merger opportunities, obtain any necessary financing for an acquisition on acceptable terms or successfully integrate acquired personnel and operations.  These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our revenues.

Our failure to comply with applicable government and industry regulations may affect our ability to develop, produce, or market our potential products and services and may adversely affect our results of operations.

Our development, manufacturing and service activities involve the controlled use of hazardous materials and chemicals and patient samples.  We are subject to Federal, state, local, UK and European laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products, as well as the conveyance, processing, and storage of data on patient samples.  Further, we are subject to CLIA as a result of our acquisition of GeneScreen, Cellmark, and Lifecodes. CLIA imposes certain certification requirements on all clinical laboratories performing tests on human specimens for the purpose of providing information for the diagnosis, prevention or testing of any diseases.  In addition, we are subject to the European Directive 98/79/EC as a result of our acquisition of the Cellmark laboratory. European Directive 98/79/EC imposes certain requirements in connection with Cellmark's sale of gene diagnostic kits.  Although we believe we comply in all material respects with the standards prescribed by Federal, state, local, UK and European laws and regulations, if we fail to comply with applicable laws or regulations, including CLIA and European Directive 98/79/EC, or if an accident occurs, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources.

All seven of our clinical quality genotyping laboratories must comply with various industry regulations and accreditation standards in order to continue to provide our paternity testing, forensic testing and bone marrow typing services.  For example, our GeneScreen laboratories have obtained accreditation from the American Association of Blood Banks in order to provide paternity testing, from the National Forensic Science Testing Center in order to provide criminal forensic testing services and from the American Society of Histocompatibility and Immunology in order to provide bone marrow donor typing services.  In addition, our Cellmark laboratory must comply with various industry regulations and accreditation standards in order to provide paternity and forensic testing services.  For example, our Cellmark laboratory has obtained accreditation from a Notified Body (SGC Yarsley ICS) and the United Kingdom Accreditation Service and a registration from the Ministry of Agriculture, Fisheries and Food in order to provide paternity and forensic testing services. In addition, Cellmark must comply with regulations applicable to the marketing of its products and services.  We cannot assure you that we will be able to maintain our accreditations with any of these authorities or comply with the regulations applicable to the marketing of Cellmark products.  If we fail to comply with the applicable regulations promulgated by any of these agencies or if we were to lose our accreditation by any of them, the revenues supporting our GeneScreen or Cellmark businesses could be eliminated or significantly reduced.

Back to Index

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

Our genoprofiling laboratory testing centers provide pharmacogenetic, forensic, paternity, diagnostic and animal testing services. Claims may be brought against us for false identification of paternity or other inaccuracies.  Litigation of these claims can be costly. We could expend significant funds during any litigation proceeding brought against us.  Further, if a court were to require us to pay damages to a plaintiff, the amount of such damages could significantly harm our financial condition.

If our vendors fail to supply us with components for which availability is limited, we may experience delays in our product development and commercialization.

Certain key components of our SNP scoring and other pharmacogenetic and identity genomic testing technologies are currently available only from a single source or a limited number of sources.  We currently rely on outside vendors to supply or manufacture certain components of our systems and certain reagents we use in our services.  Some or all of these key components may not continue to be available in commercial quantities at acceptable costs.  Consequently, if any events cause delays or interruptions in the supply of our components, we may not be able to supply our customers with our products and services on a timely basis which would adversely affect our results of operations.  To the extent that our suppliers fail to meet our requirements completely or consistently, we may need to enter into new agreements with other suppliers, the terms of which may not be as favorable toward us as our existing supply agreements.

If we fail to hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenues.

Our researchers, scientists and technicians have significant experience in research and development related to pharmacogenomics, identity genomics, and diagnostics.  If we were to lose these employees to our competitors, we could spend a significant amount of time and resources to replace them, which could impair our research and development efforts.  Further, in order to maintain our manufacturing capability and to further our development efforts, we will need to hire, train and retain additional research, scientific and technical personnel.  If we are unable to do so, we may experience delays in the development and commercialization of our technologies, products and services.  In addition, we currently are operating without a Chief Executive Officer.  We cannot guarantee you that we will be able to hire a Chief Executive Officer that meets our requirements.  Failure to hire a suitable Chief Executive Officer may reduce investor interest and credibility in our company and negatively affect the share price.

Risks Related to the Biotechnology Industry

Public opinion regarding ethical issues surrounding the use of genetic information may adversely affect demand for our products.

Public opinion regarding ethical issues related to the confidentiality and appropriate use of genetic testing results and their application in personalized medicine may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing and its application in personalized medicine.  In addition, such authorities could prohibit testing for genetic predisposition for certain conditions, particularly for those that have no known cure.  Any of these scenarios could reduce the potential markets for our products, which could materially and adversely affect our revenues.

Commercializing medical products has associated risks, including compliance with clinical testing and manufacturing regulations.

Back to Index

If we were to undertake the development of medical, testing or diagnostic products without the collaboration of others, we would have to expend significant funds.  Any of our potential medical, testing or diagnostic products will be subject to the risks of failure inherent in the development of diagnostic products based on new technologies.  These risks include the following possibilities:

•	that the products, if efficacious, will be difficult to manufacture on a large scale or uneconomical to market;

•	that proprietary rights of third parties will preclude us or our collaborative partners from marketing such products; or

•	that third parties will market superior or equivalent products.

If we have difficulty managing these risks, we may not be able to develop commercially viable products.  In addition, clinical trials or marketing of any such potential medical, testing or diagnostic products may expose us to liability claims from the use of such products.  We may not be able to obtain product liability insurance and, even if we do, any coverage we obtain could be insufficient or costly.  In addition, should we choose to manufacture or to develop our own products independently, we will have to make significant investments in product development, marketing, sales and regulatory compliance resources, and we will have to establish or contract for the manufacture of products under the regulations of the FDA regarding good manufacturing practices.  We cannot assure you that we will be able to develop or commercialize successfully any potential medical, testing or diagnostic products.

Risks Associated with Our Common Stock

Future issuance of our preferred stock may dilute the rights of our common stockholders.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock, some of which the board of directors has already designated, and to determine the price, privileges and other terms of these shares.  Our board of directors may exercise this authority without any further approval of our stockholders.  The rights of the holders of our common stock may be adversely affected by the rights of the holders of our preferred stock that may be issued in the future.

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

Certain provisions of our certificate of incorporation and by-laws, as well as Section 203 of the Delaware General Corporation Law and our adoption of a shareholder's rights plan, may discourage, delay or prevent a change in control of the Company, even if the change in control would be beneficial to stockholders.  These provisions include:

•	authorizing the issuance of "blank check" preferred stock that could be designated and issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	creating a classified board of directors with staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

•	prohibiting cumulative voting in the election of directors, which will allow a majority of stockholders to control the election of all directors;

•	requiring super-majority voting to effect certain amendments to our certificate of incorporation and by-laws;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of stockholders; and

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Back to Index

Pursuant to our stockholder rights plan, each share of our common stock has an associated preferred share purchase right.  The rights will not trade separately from the common stock until, and are exercisable only upon, the acquisition or the potential acquisition through tender offer by a person or group of 15% or more of our outstanding common stock.

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

The market prices for securities of companies quoted on The Nasdaq Stock Market, including our market price, have in the past been, and are likely to continue in the future to be, very volatile.  The Nasdaq Composite Index has significantly declined since our initial public offering in May 2000 and remains very volatile.  The market price of our common stock has been, and likely will continue to be, subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•	announcements regarding the results of development efforts by us or our competitors;

•	announcements regarding the acquisition of technologies or companies by us or our competitors;

•	changes in our existing strategic alliances or licensing arrangements or formation of new alliances or arrangements;

•	technological innovations or new commercial products developed by us or our competitors;

•	changes in our intellectual property portfolio;

•	developments or disputes concerning our proprietary rights;

•	issuance of new or changed securities analysts' reports and/or recommendations applicable to us;

•	additions or departures of our key personnel;

•	operating losses by us;

•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock;

•	continued economic uncertainty with respect to valuation of certain technology companies and other market conditions; and

•	our ability to maintain our common stock listing on the Nasdaq National Market.

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

Our directors, executive officers and principal stockholders beneficially own, in the aggregate, approximately 4.2% of our common stock.  These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders.  These matters include the election and removal of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination of which you might otherwise approve.

Back to Index

Item 2.	PROPERTIES

We lease four facilities which provide us with approximately 76,000 square feet for our operations in Princeton, New Jersey which serve as our headquarters and as the base for marketing and product support operations.  We are currently in default for nonpayment of rent in connection with one of the leases for one of the four facilities encompassing approximately 14,000 square feet.  This facility is not essential to our continued operation.  We lease approximately 8,000 square feet of office space in Roslyn, Virginia.  We lease an approximately 20,000 square foot facility in Dallas, Texas; an approximately 16,500 square foot facility in Dayton, Ohio; and an approximately 5,100 square foot facility in Sacramento, California.  We also lease an approximately 37,000 square foot facility in Stamford, Connecticut, an approximately 16,000 square foot facility in Germantown, Maryland, an approximately 15,000 square foot facility in Nashville, Tennessee, and an approximately 9,000 square foot facility in East Lansing, Michigan.  Of these facilities, these last eight include CLIA approved laboratories where our genetic DNA diversity testing services are located.  We also lease a total of approximately 75,000 square feet in three buildings located in Abingdon, UK for the operations of Orchid BioSciences Europe Limited.  We currently believe our facilities are sufficient to meet our space requirements through the year 2003.  We are currently attempting to sublease our Princeton based facilities.

Item 3.	LEGAL PROCEEDINGS

On February 13, 2002 we received a Notice of Lawsuit and Request for Waiver of Service of Summons and a copy of the complaint filed in the United States District Court for the Southern District of New York in connection with a class action lawsuit.  The complaint purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  The complaint alleged that, in connection with our May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices.  Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading.  Plaintiffs seek unspecified damages.  On February 19, 2003, we received notice of the court’s decision to dismiss the Section 10(b) claims against Orchid.  The claims against individuals officers named as defendants were earlier dismissed without prejudice, subject to a tolling agreement.  There is currently a draft settlement agreement in review by defendant issuers.  We have not reserved any amount related to this case as we believe that the allegations are without merit and intend to vigorously defend against the plaintiffs’ claims.

We had been in a litigation with St. Louis University of St. Louis, Missouri regarding its belief that our SNP scoring technology infringes certain claims under US patent 5,846,710, which was controlled by the University. On August 7, 2002, the parties dismissed the litigation.  St. Louis University conditionally assigned both the patent and all license agreements related thereto to us.  On March 13, 2003, St. Louis University notified us that it was unable to obtain a required consent to assign the patent to us.  Pursuant to the terms of our settlement agreement with St. Louis University, the failure to obtain such consent results in the automatic grant to us of an exclusive license under the patent.  We are currently in discussions with St. Louis University regarding the terms of such license and the restructuring of our obligations to St. Louis University.

We are a co-defendant in litigation commenced by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. against ten defendants.  The complaint asserts that we purchased materials from plaintiffs’ authorized distributor and resold those materials in a manner not authorized by the related distribution agreements.   The complaint, therefore, seeks money damages based primarily on alleged patent infringement by us.   We have asserted a cross-claim for indemnification against the distributor.  The litigation currently is in fact discovery and no expert discovery has occurred.   As a result, it is not possible for us to provide an opinion on the likely outcome of the various claims, but we intend to vigorously defend against plaintiffs’ claims as we believe the claims against us are without merit.

Prior to our acquisition of Lifecodes, which occurred on December 5, 2001, Lifecodes sold Medical Molecular Diagnostics GmbH, or MMD, a wholly owned subsidiary of Lifecodes based in Dresden, Germany to Duetsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH, or DKMS, pursuant to a Stock Purchase Agreement dated November 15, 2002 (SPA).  Upon the acquisition of Lifecodes, we assumed Lifecodes’ obligations to DKMS under the SPA.

The MMD lab conducts HLA typing services using both membrane and Microarray technologies.  Lifecodes has clinically validated and used the Microarray technology in its HLA testing laboratory in the US.  The equipment in this laboratory has produced reliable results for Lifecodes and the management of Lifecodes had no reason to believe that the

Back to Index

identical equipment, which is installed in the MMD lab, would operate any differently.  We met our obligation to provide a laboratory director for the first year of the contract following the acquisition.  Our laboratory director also successfully guided the MMD lab through stringent ASHI mandated inspections to obtain ASHI regulatory certification.  During the transition of ownership,  DKMS expressed concerns about the operating effectiveness of the equipment in the MMD lab. In the opinion of Lifecodes and our management, these concerns reflect a failure of DKMS to commit appropriately trained personnel to the MMD lab, rather than equipment concerns.

As a result of this continuing dispute, we anticipate receiving notification in the near future that DKMS has filed a suit against us for damages under the SPA for the full amount of the cost to acquire MMD.  DKMS is anticipated to claim defects in the MMD lab.  We have not reserved any amount related to this case and believe that the allegations are without merit and intend to vigorously defend against these anticipated claims.  Legal proceedings are likely to occur no earlier than the fall 2003.  In addition, in December 2002, we filed a claim in Germany against DKMS for significant unpaid accounts receivable that accrued during the year ended December 31, 2002.  The accounts receivable amounts were for HLA typing conducted by the Orchid Diagnostics business unit, which we currently plan to sell.  The services performed by the Diagnostics business unit were exclusively upon DKMS request.  Legal proceedings for our outstanding accounts receivable are expected to take place in Germany by summer 2003.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2002.

Back to Index

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on The Nasdaq National Market on May 5, 2000 under the symbol “ORCH”.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by Nasdaq, since our common stock commenced public trading:

	Common Stock

	High	Low

2000:
Second Quarter (from May 5, 2000)	$38.75	$9.50
Third Quarter	61.00	28.75
Fourth Quarter	33.75	7.25
2001:
First Quarter	$14.38	$3.12
Second Quarter	8.74	3.10
Third Quarter	7.30	1.50
Fourth Quarter	6.35	1.95
2002:
First Quarter	$5.95	$2.15
Second Quarter	$2.78	$1.15
Third Quarter	$1.56	$0.61
Fourth Quarter	$0.83	$0.35

See the discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation – The Nasdaq National Market Listing” regarding the status of the listing of our common stock on the Nasdaq National Market.

On March 3, 2003, the last sale price of the common stock was $0.41.

Stockholders

As of March 3, 2003, there were approximately 586 stockholders of record of the 55,738,781 outstanding shares of common stock.

Dividends

We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future, except as may be required to the holders of our Series A Convertible Preferred Stock. See the discussion under item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” regarding the rights of the Series A Convertible Preferred Stock to receive dividends.

Item 6.	SELECTED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2002, 2001, and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001 were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statements of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000, 1999, and 1998 were derived from our audited financial statements not included in this Annual Report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any

Back to Index

future period.  The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated statements of operations data:
Revenues:
Product revenues and access fees	$2,454	5,003	2,329	—	—
Clinical laboratory testing	44,597	20,910	12,086	—	—
License, grant and other revenues	3,374	4,735	3,966	1,793	2,781

Total revenues	50,425	30,648	18,381	1,793	2,781
Operating expenses:
Cost of product revenues and access fees	1,690	3,822	1,610	—	—
Cost of clinical laboratory testing	25,957	14,499	9,278	—	—
Research and development	21,006	33,984	28,881	14,447	7,574
Marketing and sales	8,701	6,313	3,984
General and administrative	32,967	23,936	22,329	9,142	5,063
Impairment of assets	20,771	30,652	—	—	—
Restructuring	6,880	388	—	—	—
Amortization of intangible assets	3,039	3,778	3,657	469	136
Acquisition of in-process research and development	—	—	—	—	2,353

Total operating expenses	121,011	117,372	69,739	24,058	15,126

Operating loss	(70,586)	(86,724)	(51,358)	(22,265)	(12,345)
Other income (expense):
Interest income	536	2,898	4,064	203	932
Interest expense	(583)	(847)	(497)	(6,158)	(66)
Other income (expense)	(117)	60	(76)	—	—
Loss on sale of assets	(921)	—	—	—	—

Total other income (expense)	(1,085)	2,111	3,491	(5,955)	866

Loss from continuing operations before income taxes	(71,671)	(84,613)	(47,867)	(28,220)	(11,479)
Income tax benefit	577	—	—	—	—

Loss from continuing operations	(71,094)	(84,613)	(47,867)	(28,220)	(11,479)
Discontinued operations:
Loss from operations of a business held for sale	(9,003)	(65)	—	—	—

Net loss	(80,097)	(84,678)	(47,867)	(28,220)	(11,479)
Beneficial conversion feature of preferred stock	—	—	(29,574)	(44,554)	—

Net loss allocable to common stockholders	$(80,097)	(84,678)	(77,441)	(72,774)	(11,479)

Basic and diluted net loss per share allocable to common stockholders	$(1.48)	(2.27)	(3.58)	(95.87)	(17.09)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	54,001	37,260	21,646	759	672

Back to Index

	December 31

	2002	2001	2000	1999	1998

Consolidated balance sheet data:
Cash, cash equivalents, and short-term investments (including $3,385 of restricted cash in 2002)	$13,370	27,942	66,415	33,804	8,088
Working capital	7,556	27,522	64,644	27,275	5,751
Total assets	70,434	120,916	142,327	94,856	15,599
Long-term debt, less current portion	2,299	6,267	6,152	4,122	3,548
Mandatorily redeemable preferred stock	—	—	—	88,946	27,530
Convertible preferred stock	—	—	—	1	212
Total stockholders’ equity (deficit)	38,693	93,238	123,303	(8,285)	(18,123)

The following transactions had a material effect on the comparability of the data presented in the consolidated financial data above, as follows: contract revenues received from related parties relating to the SmithKline Beecham agreement, the acquisition of certain Molecular Tool assets in September 1998, the acquisition of GeneScreen in December 1999, the sale of series C mandatorily redeemable convertible preferred stock in December 1997 and March 1998, the sale of series E mandatorily redeemable convertible preferred stock in December 1999 and January 2000, the sale of common stock in our initial public offering in May 2000, the sale of common stock in our secondary offering in June 2001, the acquisitions of Cellmark in February 2001 and Lifecodes in December 2001, the sale of our common stock in February and March 2002, the decision to eliminate the Life Sciences product business including the sale of assets in 2002, the line of credit entered into in 2002 and the decision in 2002 to sell the Diagnostics business, which results have been classified as “discontinued operations” and assets and liabilities held for sale in 2002 and 2001.  Please see our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussions of these transactions.

Back to Index

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition as of December 31, 2002 and Results of Operations for the years ended December 31, 2002, 2001, and 2000 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data included elsewhere in this Annual Report on Form 10-K.

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

In 2001, our business focused on our SNP scoring products and services that used our proprietary SNP-IT primer extension technology, and on our identity genomics services in paternity and forensics.  During 2001, we entered into various agreements.  These agreements had varying terms and included but were not limited to: (i) services agreements whereby we agreed to provide genetic analysis services; (ii) services agreements under which we would provide SNP genotyping services; (iii) license agreements pursuant to which we granted third parties royalty bearing, nonexclusive and exclusive licenses to use our SNP-IT single base primer extension technology to produce and sell reagent kits and software incorporating our technology; and (iv) agreements under which we agreed to provide various Orchid products under the proprietary labels such as SNPstream instruments, SNPware and ELUCIGENE consumables.  Since late 1999, following our acquisition of GeneScreen, Inc. (GeneScreen) and, our subsequent acquisitions of Cellmark and Lifecodes, both in 2001, we have been a leading provider of DNA testing services in the paternity, forensics and human leukocyte antigen, or HLA, transplantation typing fields.

During 2002, we conducted a strategic review of our business and, as a result, we are focusing on our high growth services businesses where we are a market leader in profiling genetic uniqueness, including forensics, paternity and public health testing as well as personalized medicine.  In December 2002, we disposed of our SNP genotyping instruments and related consumables assets offered by our Orchid Life Sciences business unit.  We intend to continue to leverage our leading SNP technology in providing genoprofiling services offered by our other business units.  During 2002 we also decided to sell our Diagnostics business unit.  This business unit offers diagnostic testing consumables for laboratories throughout the US and Europe as well as HLA testing for organ transplantation and cystic fibrosis testing instrumentation.  The Diagnostic business unit is considered to be a non-core asset that we expect to sell and, therefore, has been reflected as a discontinued operation in our consolidated results of operations.

Our ability to achieve profitability will depend largely on our ability to continue to grow revenues and increase gross margins in genoprofiling services for the forensics, paternity, agricultural, and personalized healthcare markets.  Our provision of genoprofiling services depends, in part, on our ability to leverage our leading SNP technology where it provides us a competitive advantage.

We have incurred losses since inception, and, as of December 31, 2002, we had total stockholders’ equity of approximately $38.7 million, including an accumulated deficit of approximately $263.4 million.  We anticipate incurring additional losses at least through the third quarter of 2003.  We expect the need to raise additional cash to fund operations until we become profitable which is anticipated to be in late 2003.  During 2002, we secured a $10 million line of credit with a commercial lender which expires in December 2003 but contains automatic renewal provisions at the commercial lender's option.  In 2003, we issued and sold 1,600 units consisting of one share of our Series A convertible preferred stock and one warrant to purchase our common stock for aggregate gross proceeds of $16.0 million (see “Liquidity and Capital Resources” below).  In addition, we are also evaluating other sources of cash including our commitment to sell and divest non-core assets such as the Diagnostics business unit.  We cannot make any assurance that any of these prospective arrangements to secure cash to fund future operations will be successful.

Acquisition,  Divestitures and Establishment of New Businesses

On December 30, 1999, we acquired GeneScreen, Inc., which operates DNA testing laboratories in Dallas, Texas and Dayton, Ohio.  Orchid GeneScreen performs DNA laboratory analyses for paternity, transplantation, and forensic testing. Orchid GeneScreen’s primary source of revenue is paternity testing under contracts with various state and county government agencies.

On February 12, 2001, we acquired Cellmark Diagnostics, a division of AstraZeneca, in an asset acquisition.  Cellmark is a leading provider of genetic testing services in the UK and sells kits and conducts testing for genetic diseases, including cystic fibrosis.

Back to Index

On December 5, 2001, we acquired all of the outstanding equity securities of Lifecodes Corporation. Lifecodes is a leading provider of DNA testing for forensics and paternity in the US.  We acquired Lifecodes in order to strengthen our position in the clinical grade testing market.  Lifecodes also maintains a diagnostic kit business which, subsequent to our sale of the Orchid Life Sciences product related assets, comprises our only products business and which is currently held for sale as part of Orchid Diagnostics.  We view this acquisition, in addition to the two previous acquisitions of GeneScreen and Cellmark, as a significant step in providing cost efficient, high throughput clinical testing businesses which form the core focus of our company.

The GeneScreen, Cellmark, and Lifecodes businesses in paternity and forensics testing support our goal of extending our genoprofiling business.  We intend to apply our SNP technology to the paternity and forensics businesses of GeneScreen, Cellmark, and Lifecodes where it enables us to reduce the cost of providing genotyping services.  We also plan to use our laboratories to conduct pharmacogenetic SNP scoring services that we plan to offer to subscribers in the future through a number of distribution channels.  Our DNA testing business is dependent upon our ability to successfully and competitively bid and qualify for contracts with various governmental entities to provide paternity and forensics testing services.  We expect revenues from our respective forensics businesses of GeneScreen, Cellmark, and Lifecodes to increase as DNA analyses are increasingly being used by the authorities within the criminal justice system to identify perpetrators and exonerate the innocent.

Our GeneShield business, established in 2001, is developing a number of innovative pharmacogenetic-based programs designed to accelerate the adoption of personalized medicine.  These programs are focused on health outcomes, specifically how a person’s individual genetic makeup can affect responses to many prescription and over-the-counter medicines. Orchid GeneShield expects to launch the commercialization of one of its programs, RxShield, in 2003.

In December 2002, as part of our strategic restructuring, we sold the products related assets of the Orchid Life Sciences business to Beckman Coulter, Inc. for a combination of cash payments and Beckman Coulter’s assumption of certain debt.  In addition, we have committed to sell the Orchid Diagnostics business unit.  We believe that our acquisitions, establishment of new businesses and selected divestitures will allow us to focus on key portions of our business and allow us to move closer to achieving profitability.

Compensation Charges

In prior years, we recorded deferred compensation resulting from the granting of stock options to employees, directors, or consultants with exercise prices below the fair market value of the underlying common stock at the date of their grant. During 2001 and 2002, all stock options were granted with grant prices equal to the fair value of our common stock at the grant date.  The portion of these deferred compensation amounts which resulted from grants to consultants is subject to remeasurement at the end of each reporting period based upon the changes in the fair value of our common stock until the consultant completes performance under his or her respective option agreement.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition

•	valuation of long-lived and intangible assets and goodwill.

Revenue Recognition

We have several sources of revenues. Prior to our acquisitions of GeneScreen, Cellmark, and Lifecodes, we derived substantially all of our revenues from research and development collaborations, technology grants and awards from several governmental agencies.  In 1999, we derived our first revenues from the placement of our first commercial SNPstream hardware system, and through 2002, we derived revenues from the sale of SNP-IT-based consumables.  As a result of the sale of assets to Beckman Coulter, we will no longer have revenues from placements of SNPstream systems or SNPware-based consumables in the future.  We also derived license revenues beginning in 2000.  In 2000, we derived our first revenues from the performance of laboratory DNA testing services by GeneScreen, our wholly owned subsidiary, in the US.  In 2001, we derived our first revenues from the sale of testing kits and laboratory DNA testing services from our Cellmark division in the UK.

In connection with the research and development collaborations that provided the majority of our revenues in the early years of our corporate history, we recognized revenues when related research expenses are incurred and when we satisfied specific performance obligations under the terms of the respective research contracts.  We deferred up-front licensing fees obtained in connection with such agreements and amortized them over the estimated performance period of the respective research contract.  We recognized milestone

Back to Index

payments as revenues upon the completion of the milestone event or requirement, if it represented the achievement of a significant step in research and development or performance process.

We recognized DNA laboratory and SNP scoring services revenues on a completed contract basis at the time test results were completed and reported.  Deferred revenues represent the unearned portion of payments received in advance of tests being completed and reported.

We offered our SNPstream system hardware in two basic types of transactions, either a purchase and sale transaction or an arrangement in which the customer takes possession of the system and pays an access fee for its use.  We recorded revenues on the sale of the hardware upon transfer of title and after we had met all of our significant performance obligations.  We deferred access fee payments that we received when a system was initially placed with a customer, and recognized revenues on a straight-line basis over the term of the agreement.

Revenues from the sale of consumables were recognized upon the transfer of title, generally when our products were shipped to our customers from our facilities.

Revenues from license arrangements, including license fees creditable against future royalty obligations of the licensee, were recognized when an arrangement is entered into if we had no significant continuing involvement under the terms of the arrangement.  If we had significant continuing involvement under such an arrangement, license fees were deferred and recognized over the estimated performance period.  Management has made estimates and assumptions relating to the performance period which are subject to change. Changes in these estimates and assumptions could affect the amount of revenues from licenses reported in any given period.

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of amortizable identifiable intangibles, including goodwill, and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decrease in market value of assets.

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business.  Net amortizable intangible assets and long-lived assets, excluding goodwill, amounted to $29.8 million as of December 31, 2002. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145).  Under certain provisions of SFAS  145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes.  Instead, those gains and losses should be included as a component of income before income taxes.  The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged.  Any gain or loss on the extinguishment of debt that was

Back to Index

classified as an extraordinary item should be reclassified upon adoption.  We do not expect the adoption of SFAS 145 to have a material impact on our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability.  We will adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.  We do not expect the adoption of SFAS 146 to have a material impact on our financial position, results of operations and cash flows.

The Nasdaq National  Marketing Listing

We received a notice from the Nasdaq National Stock Market indicating that we have failed to comply with the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5) and that our common stock is subject to delisting from the Nasdaq.  We filed a request for a hearing before the Nasdaq Qualifications Panel (the Panel) to appeal the staff determination, which occurred on February 19, 2003.  On March 26, 2003, the Panel determined to continue listing of our common stock on the Nasdaq National Market through June 24, 2003.  We have implemented a number of actions during the past several months which are designed to enhance our overall business, reduce our operating losses and strengthen our cash position.  We expect that these actions, as well as further initiatives currently being pursued, will help increase our share price above $1.00 before June 24, 2003.  We are also seeking stockholder approval to implement a reverse stock split in order to comply with the minimum bid price requirement.  We have filed a definitive proxy statement regarding the reverse stock split proposal with the Securities and Exchange Commission (SEC), and have mailed the definitive proxy statement regarding this proposal to our stockholders.  There can be no assurance that the Panel will decide to allow us to remain listed or that our actions will prevent the delisting of our common stock from the Nasdaq National Market after June 24, 2003.

RESULTS OF OPERATIONS

Years ended December 31, 2002 and 2001

The Diagnostic business unit is considered to be a non-core asset which we expect to and have committed to sell and, therefore, has been reflected as a discontinued operation.  Accordingly, we have not included the results of operations of the Diagnostics business held for sale in the results of continuing operations in any period presented.  The results of operations for this business unit have been reflected in discontinued operations for all periods presented.  The assets and liabilities of the Diagnostics business held for sale have been reflected as such in the consolidated balance sheets as of December 31, 2002 and 2001.  As we expect to sell this business within the next year, all of the assets and liabilities as of December 31, 2002 have been reflected as current.

Revenues

Revenues for the year ended December 31, 2002 of approximately $50.4 million represents an increase of approximately $19.8 million as compared to revenues of approximately $30.6 million for 2001.  This increase is primarily attributable to an increase of approximately $23.7 million in clinical laboratory testing revenues, which primarily relates to an increase in clinical laboratory testing revenues from our acquisition of Lifecodes, which we acquired in December 2001.  Lifecodes had clinical laboratory testing revenues during the year ended December 31, 2002 of approximately $20.2 million as compared to clinical laboratory testing revenues of $1.3 million in 2001.  Our business based in the UK experienced an increase in clinical laboratory testing revenues in 2002 as well.  Our UK business, which performs paternity and forensics testing as well as public health SNP genotyping services, had clinical laboratory testing revenues of approximately $12.1 during the year ended December 31, 2002 as compared to approximately $6.1 million during the year ended December 31, 2001.  Product revenues and access fees which decreased by approximately $2.5 million from $5.0 million during the year ended December 31, 2001 to approximately $2.5 million during the year ended December 31, 2002 relate primarily to SNP instrumentation and consumables.  The decrease in revenues on a year over year basis relates to a disappointing product launch of our Ultra High Throughput (UHT) product platform, which was ultimately sold during the fourth quarter of 2002.  Due to our divestiture of the Orchid Life Sciences products related assets in December 2002, we will not have additional revenues from the placement of SNPstream systems or the sale of SNPware consumables.  We also recognized approximately $3.4 million in license, grant and other revenues during the year ended December 31, 2002, compared to $4.7 million

Back to Index

during the year ended December 31, 2001.  This decline relates to various technology licensing arrangements entered into in 2001 which did not occur in 2002. As a result of the strategic refocusing of our business, we anticipate entering into fewer licensing arrangements than in prior years as we focus on the services businesses.

Cost of Product Revenues and Access Fees

Cost of product revenues and access fees for the year ended December 31, 2002 was approximately $1.7 million, or 68% of product revenues and access fees, compared to approximately $3.8 million, or 76% of product revenues and access fees, for 2001.  During 2002, the cost of product revenues and access fees includes an inventory charge of approximately $0.8 million which relates to the costs of discontinued inventory.  As adjusted, without the effect of this inventory charge, the cost of product revenues and access fees would have been approximately $0.9 million, or 36% of product revenues and access fees.  This percentage decrease in cost of product revenues and access fees as a percentage of product revenues and access fees, excluding the effect of the inventory charge, is attributable to an increase in the proportion of  SNPware consumables which had a higher gross margin than SNPstream systems, for the year ended December 31, 2002.  We divested our commercialization efforts relating to the SNPstream systems and SNPware consumables in December 2002 with our sale of the Orchid Life Sciences products related assets to Beckman Coulter.

Cost of Clinical Laboratory Testing

Cost of clinical laboratory testing was approximately $26.0 million, or 58% of clinical laboratory testing revenues, for the year ended December 31, 2002 compared to approximately $14.5 million, or 69% of clinical laboratory testing revenues, in 2001.  The increase in cost of clinical laboratory testing revenues, in dollars, was primarily attributable to increased costs of approximately $11.3 million associated with a full year of cost related to Lifecodes.  The decrease in cost of clinical laboratory testing revenues as a percent of clinical laboratory testing revenues is attributed to the inclusion of Lifecodes in the results of operations for a full twelve-month period, which generates a higher gross margin on clinical laboratory testing revenues than our previous clinical laboratory testing business.  In addition, our UK based business has experienced significant growth in higher margin clinical laboratory testing that also contributed to the improved cost of clinical laboratory testing on a percentage basis.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing, and enhancement of our products.  Research and development expenses for the year ended December 31, 2002 were approximately $21.0 million, a decrease of approximately $13.0 million, as compared to approximately $34.0 million for 2001.  During the year ended December 31, 2002, we incurred approximately $1.4 million of software development costs associated with our GeneShield business unit and $2.6 million of research and development costs associated with an internal decision to utilize inventory previously held for sale in the research and development of our ultra-high throughput genotyping product for use in our  business units other than Orchid Life Sciences.  Without giving effect to these research and development charges, the decrease in research and development expenses would have been approximately $17.0 million.  The decrease in research and development expense for the year ended December 31, 2002 as compared to the comparable previous year was primarily attributable to a decrease in purchases of laboratory supplies of approximately $7.7 million.  There was also a reduction in research and development personnel, primarily related to our Life Sciences business unit, and facility costs which contributed to the overall decrease during the year ended December 31, 2002 as compared to the prior year.  During the year ended December 31, 2001, we had a significant amount of research and development costs in connection with the expansion of our internal and collaborative efforts, including our collaboration with the SNP Consortium which was not incurred during the year ended December 31, 2002, except for an insignificant amount during early 2002. During 2002, we also had a reduction in salary expense from the restructuring efforts taken during the year ended December 31, 2002.

Marketing and Sales Expenses

Marketing and sales expenses consist of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services.  These costs include travel, advertising, market research costs, and certain professional fees.  Marketing and sales expense for the year ended December 31, 2002 was approximately $8.7 million as compared to approximately $6.3 million during the comparable year of 2001.  The increase in these costs of approximately $2.4 million was substantially related to Lifecodes costs of $2.6 million during the current year which were not included in the previous year’s results of operations.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses.  General and administrative

Back to Index

expenses for the year ended December 31, 2002 were approximately $33.0 million, an increase of approximately $9.1 million, as compared to approximately $23.9 million for 2001.  We attribute the increase in overall general and administrative expenses to Lifecodes which accounted for approximately $4.2 million in general and administrative expenses which were not included in the previous year’s results of operations.  In addition, our UK business had general and administrative expenses of approximately $4.1 million during the year ended December 31, 2002 as compared to approximately $2.8 million during 2001 which was caused by the growth of that business and the inclusion of its results of operations for a full 12-month period.

Impairment of Assets

We recorded approximately $20.8 million in impairment of asset charges during the year ended December 31, 2002 as compared to approximately $30.7 million during 2001.  As a result of continuing losses incurred by our Life Sciences business unit, we prepared an internal evaluation of this unit’s long-lived assets.  Based on this internal evaluation, approximately $5.4 million of laboratory equipment was determined to be idle and not able to be utilized in our other facilities and, therefore, determined to be permanently impaired. In addition, we estimated an impairment loss of approximately $3.5 million as it relates to leasehold improvements related to a facility utilized by the Life Sciences business unit.  Certain intangibles which underlie the primer extension technology were considered permanently impaired and were written down by approximately $10.1 million during the year ended December 31, 2002.  These intangible assets supported our Life Sciences business unit. Upon completion of a strategic review, a change in senior management and the sale of the Life Sciences product related assets in 2002, we determined that these assets were no longer needed for our current operations. In addition, certain investments were impaired by approximately $1.7 million.  The impairment of assets of $30.7 million recorded during the year ended December 31, 2001 relates to $27.3 million of goodwill recorded in connection with our acquisition of GeneScreen in December of 1999 as well as an impairment of lab equipment of $3.4 million which represents the amount by which the carrying value of the equipment exceeds the related fair value of the SNPstream 25K instrumentation which was considered impaired with the anticipated introduction of the UHT genotyping platform.

Restructuring

During the year ended December 31, 2002, we formalized and announced plans to restructure certain operations in order to reduce costs.  As a result, over 135 positions which cover certain areas of our operations were eliminated. Most of these terminations were from our Princeton, New Jersey facilities.  During the year ended December 31, 2002, we recorded a restructuring charge of approximately $6.9 million which consisted of employee related charges such as severance, benefits and outplacement services of approximately $3.4 million and approximately $3.5 million of facility charges related to lease exit costs.  During the year ended December 31, 2001, we recorded approximately $0.4 million as a restructuring charge related to severance benefits and the closure costs for a facility.

Amortization of Intangible Assets

During the year ended December 31, 2002, we recorded approximately $3.0 million of amortization of intangible assets as compared to approximately $3.8 million during 2001.  During the prior year, a significant portion of the amortization of intangible assets related to goodwill recorded on previously acquired businesses which, effective January 1, 2002 are no longer amortized.  Also, during the year ended December 31, 2002, we have recorded amortization expense associated with intangible assets acquired pursuant to our acquisitions of Lifecodes in December of 2001 and Cellmark in February of 2001, which were not amortized for the full year in 2001.

Interest Income

Interest income for the year ended December 31, 2002 was approximately $0.5 million, compared to approximately $2.9 million for 2001.  This decrease was primarily due to interest received on larger cash, cash equivalent, and short-term investment balances which we held during 2001. This decrease is also attributable to lower interest rates during 2002 as compared to 2001.

Interest Expense

Interest expense for the year ended December 31, 2002 was approximately $0.6 million compared to approximately $0.8 million in 2001.  Interest expense during these years was comparable because of the comparable level of long term debt.

Back to Index

Loss on sale of assets

On December 19, 2002, we sold our Life Sciences product-related assets to Beckman Coulter for cash of approximately $1.1 million and the assumption of certain debt and liabilities.  Our decision to sell this product line was the culmination of a strategic review untaken by management.  We sold inventory which consisted of our UHT platform and certain equipment that was needed to operate and maintain our existing customer base.  We are also entitled to receive incremental consideration from the sale upon Beckman Coulter’s completion of the next version of the ultra-high throughput and ultimate sale of two UHT systems that were placed by us prior to the consummation of the sale.  While Beckman Coulter also assumed our obligation under our supply arrangement with NEN Life Sciences, we have committed to purchase $2.6 million in materials and supplies from Beckman Coulter over the next two years.  We recorded a loss on the sale of these assets of approximately $0.9 million during the year ended December 31, 2002.
Income Tax Benefit

During the year ended December 31, 2002, we recorded an income tax benefit of approximately $0.6 million.  This was related to the sale of some of our state net operating loss carryforwards to another company, which was authorized by the New Jersey Economic Development Authority.  The sales of net operating losses generated an income tax benefit of approximately $1.5 million which was offset by approximately $0.9 million of income tax expense which related to our UK based business, which was profitable during 2002.

Discontinued Operations

The Diagnostic business unit is considered to be a non-core asset which we expect to and have committed to sell and, therefore, has been reflected as a discontinued operation.  The results of operations for this business unit have been reflected in discontinued operations.  We recognized approximately $9.0 and $0.1 million  in losses from the discontinuance of the Diagnostic business during the years ended December 31, 2002 and 2001, respectively.  The loss for the year ended December 31, 2002 is mainly a result of an approximate $5.9 million impairment of long-lived assets of the Diagnostic business unit based on its estimated sale price, as well as approximately $2.4 million in bad debt expense associated with a certain Diagnostic customer.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, for the year ended December 31, 2002, we reported a net loss and a net loss allocable to common stockholders of approximately $80.1 million as compared to approximately $84.7 million in 2001.

Years ended December 31, 2001 and 2000

Revenues

Revenues for 2001 of approximately $30.6 million represent an increase of approximately $12.2 million as compared to revenues of approximately $18.4 million for 2000.  This increase was primarily attributable to a $8.8 million increase in clinical laboratory testing revenues, of which $6.5 million related to our two acquisitions in 2001, Cellmark and Lifecodes, an increase in revenues derived from our GeneScreen operations, as well as genotyping services performed under genotyping service arrangements entered into during 2001.  Product revenues and access fees also increased by approximately $2.7 million during 2001, of which $0.8 million relates to our two acquisitions in 2001, Cellmark and Lifecodes, the placement of SNPstream systems, as well as an increase in related consumable sales.  We also recognized approximately $1.3 million in collaboration revenues during 2001 which was primarily related to the successful completion of the first milestone under our genotyping agreement with AstraZeneca; whereby we recognized $0.8 million.  We also recognized license revenues of approximately $2.3 million for 2001 versus $3.1 million in 2000, which was primarily composed of royalty bearing, nonexclusive, and exclusive licenses to use our SNP-IT technology.

Cost of Product Revenues and Access Fees

Cost of product revenues and access fees for 2001 was approximately $3.8 million, or 76% of product revenues and access fees, compared to approximately $1.6 million, or 69% of product revenues and access fees, for 2000.  The increase in cost of product revenues and access fees as a percent of product revenues and access fees was attributable to an increased number of SNPstream 25K placements in 2001 which had a lower gross margin.  The increase in cost of product revenues and access fees was attributable to the costs associated with the SNPstream instrument placements, and to consumables sold during 2001, including an increase of $0.6 million related to our acquisition of Cellmark on February 12, 2001 and Lifecodes on December 5, 2001.

Back to Index

Cost of Clinical Laboratory Testing

Cost of clinical laboratory testing was approximately $14.5 million, or 69% of clinical laboratory testing revenues for 2001, compared to approximately $9.3 million, or 77%, for 2000.  The increase was attributable to costs associated with our Cellmark division of approximately $2.3 million, which we acquired on February 12, 2001, and costs associated with Lifecodes of approximately $0.5 million, which we acquired on December 5, 2001.  The decrease in cost of clinical laboratory testing as a percent of clinical laboratory testing revenues was attributed to our Cellmark division, which generates a higher gross margin.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products.  Research and development expenses for 2001 were approximately $34.0 million, compared to approximately $28.9 million for 2000.  The increase in research and development expenses of approximately $5.1 million for 2001 included the netting effect of a prior year transaction with Sarnoff Corporation whereby we recorded an approximate $7.8 million charge related to approximately a $3.0 million cash payment made to and the fair value of 350,000 shares of common stock and five-year warrants to purchase 75,000 shares of common stock issued to Sarnoff Corporation as an advance on the issuances that would have been owed in December 2000 under a License and Option Agreement, and an amendment to that agreement.  As the licensed technology under this agreement had not reached technological feasibility and had no alternative uses, the $7.8 million was charged to research and development.  Excluding this transaction, research and development expense in 2001 increased by approximately $12.9 million.  This increase was primarily attributable to increased expenses as we hired additional research and development personnel of approximately $5.1 million, increased purchases of material and laboratory supplies of approximately $2.6 million, and increased research and development expenses related to our GeneScreen, Cellmark, and Lifecodes facilities of approximately $1.5 million, $0.5 million, and $0.1 million, respectively.  This increase was also attributable to increased facilities expenses in connection with the expansion of our internal and collaborative research efforts, including our collaboration with The SNP Consortium, of approximately $2.0 million.  These various increases were offset by a decrease in amortization of deferred compensation during 2001 of approximately $0.8 million.

Marketing and Sales Expenses

Marketing and sales expenses consist of salaries and benefits for sales people within our company and all related costs of selling and marketing our products and services.  These costs include travel, advertising, market research costs, and certain professional fees.  Marketing and sales expense for the year ended December 31, 2001 was approximately $6.3 million as compared to approximately $4.0 million during the comparable year of 2000.  The increase in these costs of approximately $2.3 million was directly related to commercialization of our SNP Stream product line and related consumables.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, legal expenses resulting from intellectual property prosecution and protection, and other corporate expenses including business development and general legal activities.  General, and administrative expenses for 2001 were approximately $23.9 million, an increase of approximately $1.6 million, as compared to approximately $22.3 million for 2000.  We attributed this increase primarily to the expansion of administration facilities and the hiring of additional personnel as we increased our executive and administrative staffing in anticipation of growth.  During 2001, there was an increase in our depreciation expense of approximately $0.9 million, due to capital expenditures made in 2001 for computers, furniture and fixtures, and leasehold improvements associated with facilities expansion.  We also incurred additional salaries and related expenses of approximately $1.6 million, as well as an increase in general and administrative expenses of approximately $2.5 million relating to our Cellmark division and $0.6 million relating to Lifecodes.  These various increases in general and administrative expenses were offset by a decrease in amortization of deferred compensation in 2001 of approximately $1.5 million.

Impairment of Assets

During 2001, we recorded an impairment charge of approximately $27.3 million to write-down goodwill which was recorded when we acquired GeneScreen on December 30, 1999. Subsequent to September 30, 2001, we announced our intention to acquire Lifecodes (as

Back to Index

discussed above).  Lifecodes operates primarily in the same industry and provides the same services as GeneScreen. Based primarily on the acquisition price for Lifecodes, among other matters, we determined that a triggering event occurred for which an impairment review would be required pursuant to SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  The impairment charge was recorded based on the fair value of GeneScreen as computed using a discounted cash flow valuation model.  This charge reduced the unamortized goodwill recorded in the acquisition of GeneScreen to zero.  This charge related to the Orchid Identity Genomics segment of our business based on the 2002 segment reporting.

During the year ended December 31, 2001, we recorded an impairment charge related to certain equipment.  We utilize this equipment primarily to perform research and development activities and, to a limited extent, genotyping services for customers.  During 2002, we launched the second generation of this equipment.  The second generation provides higher throughput and is more cost effective.  We expect to use this next generation equipment to replace the first generation equipment over time and to provide the same services and functions that the first generation equipment provided.  We performed an analysis of our future needs relating to this equipment and determined its fair value.  As a result of this analysis, we recorded an impairment charge of approximately $3.4 million, which represents the amount by which the carrying value of the equipment exceeded the related fair value.

Interest Income

Interest income for 2001 of approximately $2.9 million decreased approximately $1.2 million from approximately $4.1 million for 2000.  This decrease was primarily due to interest received on larger cash, cash equivalent and short-term investment balances which we held during 2000, which were reduced in 2001 by amounts used to fund operating activities.  This decrease was also attributable to lower interest rates during 2001 compared to 2000.

Interest Expense

Interest expense for 2001 was approximately $0.8 million compared to approximately $0.5 million for 2000.  This increase was due to borrowings made during late 2000 and in May and December 2001 on our existing equipment loan line.

Net Loss Allocable to Common Stockholders

Due to the factors discussed above, for 2001, we reported a net loss allocable to common stockholders of approximately $84.7 million as compared to approximately $77.4 million for 2000.  Net loss allocable to common stockholders for 2000 includes a beneficial conversion feature on preferred stock of approximately $29.6 million.

LIQUIDITY AND CAPITAL RESOURCES

In 2003, we completed the issuance and sale of 1,600 units (Units) to certain investors (each an Investor and collectively, the Investors).  Each Unit consists of (i) one share of our newly created Series A Convertible Preferred Stock, $.001 par value per share (the Series A Preferred Stock), convertible into approximately 22,222.22 shares of our common stock, and (ii) a warrant (Warrant) to purchase approximately 6,666.67 shares of our common stock.  Each Unit had a purchase price of $10,000, providing us with $16.0 million in gross proceeds. We also issued an additional 75 Units to our banker as a fee for this transaction and will pay certain other banker fees and expenses in connection with the transaction.

The Series A Preferred Stock is convertible into our common stock, at the Investors’ discretion, at a per share conversion price of $0.45, provided, however, that no Investor is allowed to convert Series A Preferred Stock if the conversion would result in such Investor beneficially owning more than 4.99% of our outstanding common stock (the Cap Amount), and it is entitled to vote on all matters submitted to a vote of our stockholders on an as-converted basis, subject again to the Cap Amount.  The Series A Preferred Stock bears cumulative dividends, payable quarterly, at an initial annual rate of 6% for the first nine quarters.  After the ninth quarter, the dividend rate will increase by 2% for each quarter thereafter, to a maximum of 12% per year.  If, however, our common stock ceases to be listed on either the Nasdaq (the National Market or SmallCap) (collectively, the NASDAQ), the New York Stock Exchange (the NYSE) or the American Stock Exchange (the AMEX), the dividend rate will automatically increase to 14% per year until our common stock is subsequently listed on one of the aforementioned markets or exchanges.  Dividends are payable, at our option, in cash or shares of our common stock, valued at the average closing sales price of our common stock for the five trading day period prior to the dividend date. The proceeds of this financing can be used for general and corporate purposes and working capital, but is restricted as to certain other uses.

The holders of the Series A Preferred Stock have the right to require us to repurchase for cash the then outstanding shares of Series A Preferred Stock upon the occurrence of certain events, including:

Back to Index

•	if our common stock is not listed on either the NYSE, AMEX, NASDAQ, the OTCBB or the Bulletin Board Exchange for a total of ten days in any nine month period;

•
the institution of bankruptcy, insolvency, reorganization or liquidation proceedings by or against us, an assignment for the benefit of creditors by us or the appointment of a receiver or trustee for us;

•	a change of control of our company, as defined in the Agreement;

•	our failure to pay in full dividends on the Series A Preferred Stock on any two consecutive dividend dates;

•	a registration statement required to be filed by the Company to register common shares underlying the Series A Preferred Stock and Warrants is not declared effective within a certain period, as defined in the agreement or after being declared effective, cannot be utilized by the holders of the Series A Preferred Stock for resale of all of their shares for more than a total of 45 days; or

•	our failure to convert the Series A Preferred Stock when requested by the holders, as defined in the agreement.

The redemption amount that we are required to pay equals 125% of the purchase price of the Series A Preferred Stock and the accrued and unpaid dividends, except that in the case of a change of control, the redemption equals 150% of such amount.  The Series A Preferred Stock is also entitled to a liquidation preference equal to the purchase price plus all accrued and unpaid dividends.

If certain requirements as defined in the agreement are met after the second anniversary of the financing, we at our option may redeem the Series A Preferred Stock in whole or in part for 125% of the original purchase price. If our stock price exceeds certain levels for certain periods of time, as defined in the agreement, or we consumate an underwritten offering at certain levels as defined in the agreement, we may at our option redeem the Series A Preferred Stock in an amount equal to the original purchase price.

Stockholder approval is normally required for financings similar to the one described above.  However, we sought and obtained a “financial viability” exception from the National Association of Securities Dealer’s (NASD) stockholder approval requirement pursuant to NASD Marketplace Rule 4350(i)(2).  On March 20, 2003, in accordance with NASD Marketplace Rule 4350(i)(2), we mailed to our stockholders a notice (the Notice) that we had requested and received from Nasdaq a “financial viability” exception to the stockholder approval requirements of NASD Marketplace Rule 4350(i)(1)(D).  In accordance with the terms of NASD Marketplace Rule 4350(i)(2), we closed the financing at least ten days after the mailing of the Notice.

On December 23, 2002, we consummated a line of credit with a commercial bank for a maximum of $10 million.  The borrowing base is based on 80% of eligible accounts receivable (as defined in the agreement).  Borrowings pursuant to the line of credit bear interest at a range of prime plus 0.5% to 2.5% based on our liquidity ratio as defined).  The line of credit contains certain financial and non-financial covenants which we were in compliance with as of December 31, 2002.   This agreement also contains a material adverse change clause which, if triggered, would constitute an event of default. The line of credit expires in one year but contains automatic renewal provisions at the bank’s option. As of December 31, 2002, the Company had $5.2 million outstanding under the line of credit.

In March 2002, we completed a follow-on offering of our common stock for approximately $21.2 million. At December 31, 2002, we had borrowings of approximately $5.4 million outstanding related to a loan which was entered into primarily for equipment financing.  If we do not maintain minimum unrestricted cash, as defined in the loan agreement, equal to the greater of $35.0 million or twelve months’ cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), we are required to provide a cash security deposit or letter of credit equal to an amount defined in the loan agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. As of December 31, 2001, and just prior to our March 2002 equity offering we did not maintain the minimum unrestricted cash defined in the loan agreement.  We received a waiver from our lender regarding our noncompliance with this covenant for this period. Subsequent to March 31, 2002, we did not maintain the minimum cash defined in the loan agreement.  We have also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter or credit under this loan agreement for the period of noncompliance through June 19, 2002. On June 19, 2002, we obtained a letter of credit in the amount of approximately $2.7 million as required by the loan agreement, which was supported by a cash restriction on certain securities held by us.  As such, this cash restriction, in addition to cash restricted under two of our operating leases is reflected as restricted cash in the consolidated balance sheet as of December 31, 2002 of $3.4 million, of which approximately $1.9 million is classified as a long term asset.

On May 10, 2001, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell various types of securities, up to an aggregate value of approximately $75.0 million, of which approximately $16.8 million remains available for future use.  The sale of common stock in June 2001 for gross proceeds of approximately $35.7 million was registered under this Registration Statement.  The subsequent sale of common stock in February and March 2002 for gross proceeds of approximately $22.5 million was also registered under a Prospectus Supplement to this Registration Statement.  The availability to offer and sell various types of securities under the shelf registration statement expires in May 2003. To issue securities registered on this registration statement we must either have an aggregate market value of the voting and non-voting common equity excluding shares held by our affiliates of $75 million or more, or we must file a post effective amendment to the registration statement on Form S-2 or S-1.

As of December 31, 2002, we had approximately $10.0 million in cash and cash equivalents and short-term investments, as compared to approximately $27.9 million as of December 31, 2001.  Working capital decreased to approximately $7.6 million at December 31, 2002 from approximately $27.5 million at December 31, 2001.  This is due to cash used to fund operations for the year ended

Back to Index

December 31, 2002, partially offset by our follow-on offering of common stock in February and March 2002 which generated net proceeds of approximately $21.2 million and proceeds of $5.2 million from our line of credit which was entered into during December of 2002.

Net cash used in operations for the year ended December 31, 2002 was approximately $35.0 million compared with approximately $46.0 million for 2001.  Investing activities included capital expenditures of approximately $2.9 million, and approximately $17.2 million of proceeds from maturities, net of purchases, of short term investments.  Financing activities primarily consisted of approximately $21.2 million of net proceeds from our offering of common stock in February and March 2002, $5.2 million from our line of credit and repayment of debt of $4.3 million.

We expect our restructuring efforts taken in 2002 will reduce future cash expenditures.  We believe that the result of these efforts coupled with anticipated divestitures of certain non-core assets, expected increases in both revenues and gross margins in our remaining core business units and our financing in 2003 will enable us to operate our ongoing business activities until we reach operating profitability and positive cashflows, expected in late 2003.

We believe that our existing cash on hand, in addition to the 2003 financing as described above, will be sufficient to fund our operations through at least 2003. We may need to access the capital markets for additional financing to operate our ongoing business activities after that time if our future results of operations fall below our expectations. We may be unable to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated.  We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations.  Our capital requirements depend on numerous factors, including the following:

•	our ability to enter into strategic alliances or make acquisitions;

•	our ability to divest non-core assets;

•	regulatory changes and competing technological and market developments;

•	changes in our existing collaborative relationships;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the application of our SNP technologies to our other business areas, including paternity, forensics, and pharmacogenetic testing;

•	our ability to successfully secure contracts for high volume genotyping services from pharmaceutical, biotechnology and agricultural companies;

•	the success rate of establishing new contracts, and renewal rate of existing contracts, for identity genomics services in the areas of paternity, forensics, and transplantation;

•	the progress of our existing and future milestone and royalty producing activities; and

•	the availability of additional funding at favorable terms, if necessary.

As of December 31, 2002, our net operating loss carry forwards were approximately $178.0 million and approximately $161.5 million for Federal and state income tax purposes, respectively.  If not utilized, our Federal and state tax loss carry forwards will begin to expire in 2005.  Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to "change of ownership" provisions in the Internal Revenue Code of 1986.  We have not yet determined the extent to which limitations were triggered as a result of past financings or may be triggered as a result of future financings.  This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.

Back to Index

CONTRACTUAL COMMITMENTS

We maintain multiple contractual commitments as of December 31, 2002, which will support our future business operations.  Such commitments related to noncancelable operating lease arrangements, long-term debt, minimum supply purchases, and future patent and minimum royalty obligations.  We have identified and quantified the significant commitments in the following table.

Payments due by period
(In thousands)

	Year ending December 31

	2003	2004	2005	2006	2007	Thereafter	Total

Contractual obligations:
Noncancelable operating lease arrangements (1)	$3,886	3,433	3,072	2,429	2,100	7,713	22,633
Long-term debt (2)	8,510	1,702	597	—	—	—	10,809
Future patent obligations (3)	1,618	1,593	310	—	—	—	3,521
Minimum purchase commitments (4)	1,300	1,300	—	—	—	—	2,600
Future minimum royalties	—	—	1,240	1,550	1,940	(5)	4,730

Total contractual obligations	$15,314	8,028	5,219	3,979	4,040	7,713	44,293

(1)
Such amounts represent future minimum rental commitments for office space leased under noncancelable operating lease arrangements.  We lease approximately 208,000 square feet for operations in the US and approximately 75,000 square feet in Abingdon, UK to support foreign operations.

(2)
Such amounts primarily consist of amounts payable pursuant to our line of credit and equipment loan line.  Also included in such amounts are capital lease obligations for certain machinery and equipment (including interest).

(3)
Such amounts represent obligations to pay future amounts over the next three years in conjunction with our acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix in July 2001 as well as our obligation to pay St. Louis University in connection with our patent acquisition.

(4)	Such amounts represent minimum purchase commitments of materials and supplies from Beckman Coulter Inc. as a result of the OEM Supply Agreement dated December 19, 2002.
(5)
In connection with our acquisition of US Patent No. 5,856,092, we are also obligated to pay future minimum royalties as shown and $1.9 million until the expiration of the agreement related to these patents.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements.  These statements address or may address the following subjects; the expected increase in the uses of our products and services; the expectation that SNPs and the rapid and cost-effective analysis of SNP panels will become more important; the expectation that our testing services will generate increasing revenues and that revenues generally will increase; the expectation that we will capture a larger share of the private paternity market; farmers’ expectation that flocks will be produced with greatly reduced vulnerability to scrapie; the expectation that the strength of our position in identity genomics will enable us to realize efficiencies and to apply our advanced SNP technologies to significantly reduce costs; the expected uses for, the timing of the introduction of, and the implementation of our and GeneShield’s products and services; the expectation of rapid growth of florescence-based SNP analysis; the expectation that our products and services will be subject to and meet all required legal compliance standards; the expectation of continued operating losses; the expected timing and outcome of litigation; the expectation of selling the Diagnostics business unit within the next year; the expectation of needing to raise additional cash to fund operations; the expectation of becoming profitable in late 2003; the expectation of reaching operating profitability and positive cash flows in late 2003; the expectation that the adoption of new accounting standards will not have a material impact on our financial position, results of operations or cash flows; the expectation that our actions and initiatives will increase our share price and ability to remain listed on the Nasdaq National Market; the expectation that restructuring efforts in 2002 will reduce cash expenditures; the expectation of increased gross margins; the expected amounts of future expenses; the expectation of subleasing portions of our laboratory facilities; the anticipation of Federal and state governments allocating greater resource to support wider use of DNA; the anticipation that our existing capital resources are sufficient to fund our current and future operating plans through 2003; the anticipation of future growth through mergers and acquisitions; the planned commercialization of our technologies; the planned

Back to Index

utilization of our existing clinical genotyping technology and facilities for our Orchid GeneShield business; the planned continuation of forming strategic alliances, entering into license agreements and seeking access to distribution channels; the expectation of not paying cash dividends in the foreseeable future, except to the holders of our Series A Convertible Preferred Stock; the planned uses of our laboratories; the intention of continuing to leverage our SNP technologies in our paternity, forensics, public health and pharmacogentic businesses; the intention of discontinuing to commercialize SNP genotyping services; the intended manners in which we will strengthen our position in identity genomics; the intention of continuing selected investment in our proprietary technologies; the intention of seeking patent protection for our technologies and processes; the intended manner in which we will market our products and services; the intention to vigorously defend lawsuits; the belief that our partners will sell products and service incorporating our technologies or products; the belief that new technology and methods will create new markets and expand existing markets; the belief that we have sufficient manufacturing capacity through 2003 and that our facilities are sufficient to meet our space requirements through 2003; the belief that our acquisitions, establishment of new businesses, selected divestitures and increases in revenues and gross margins will allow us to focus on key portions of our business and allow us to move closer to achieving profitability;  and the belief that our existing cash reserves in addition to the 2003 financing will be sufficient to fund our operations through at least 2003.  For further information, refer to the more specific factors and uncertainties discussed throughout this Annual Report or Form 10-K and in the “Risk Factors” section  hereof.  Except as required by law, we undertake no obligations to update any forward-looking statements.  You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Back to Index

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital.

Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates.  As a result of the acquisition of Cellmark, in February 2001, the acquisition of Lifecodes in December 2001, and a limited number of agreements with foreign companies, we may be affected by fluctuations in currency exchange rates.

We have a certain amount of long-term debt recorded on our books. The interest rates applicable to such debt are not variable with respect to market conditions.

Back to Index

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES

Back to Index

Independent Auditors’ Report

The Stockholders and Board of Directors
Orchid BioSciences, Inc.:

We have audited the consolidated financial statements of Orchid BioSciences, Inc. and subsidiaries as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orchid BioSciences, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in notes 1(g) and 3 to the consolidated financial statements, effective July 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and other intangibles resulting from business combinations consummated after June 30, 2001.  As discussed in notes 1(g) and 8 to the consolidated financial statements, effective January 1, 2002, the Company fully adopted SFAS No. 142.

/s/ KPMG LLP

Princeton, New Jersey
February 19, 2003, except as to Note 23,
which is as of April 1, 2003

Back to Index

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

(In thousands, except share and per share data)

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$9,985	$10,746
Short-term investments	—	17,196
Restricted cash	1,522	—
Accounts receivable, net	10,716	11,071
Inventory	944	2,999
Other current assets	1,623	1,785
Assets of a business component held for sale	10,497	3,684

Total current assets	35,287	47,481
Fixed assets, net	13,244	26,398
Goodwill	3,072	1,196
Other intangibles, net	16,585	29,090
Restricted cash	1,863	—
Other assets	383	3,148
Assets of a business component held for sale	—	13,603

Total assets	$70,434	$120,916

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$8,510	$3,397
Accounts payable	3,405	3,860
Accrued expenses	11,677	8,583
Deferred revenue	1,642	824
Liabilities of a business component held for sale	2,497	3,295

Total current liabilities	27,731	19,959
Long-term debt, less current portion	2,299	6,267
Other liabilities	1,711	1,392
Liabilities of a business component held for sale	—	60
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $.001 par value; Designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; Authorized 150,000,000 shares; issued and outstanding 55,738,781 and 46,180,450 at December 31, 2002 and 2001, respectively	56	46
Additional paid-in capital	303,953	283,857
Deferred compensation	(2,305)	(7,543)
Accumulated other comprehensive income	389	181
Accumulated deficit	(263,400)	(183,303)

Total stockholders’ equity	38,693	93,238

Total liabilities and stockholders’ equity	$70,434	$120,916

See accompanying notes to consolidated financial statements.

Back to Index

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2002, 2001, and 2000

(In thousands, except share and per share data)

	2002	2001	2000

Revenues:
Product revenues and access fees	$2,454	$5,003	$2,329
Clinical laboratory testing	44,597	20,910	12,086
License, grant and other revenues	3,374	4,735	3,966

Total revenues	50,425	30,648	18,381

Operating expenses:
Cost of product revenues and access fees (includes write-down of discontinued product inventory of $811 in 2002)	1,690	3,822	1,610
Cost of clinical laboratory testing	25,957	14,499	9,278
Research and development	21,006	33,984	28,881
Marketing and sales	8,701	6,313	3,984
General and administrative	32,967	23,936	22,329
Impairment of assets	20,771	30,652	—
Restructuring	6,880	388	—
Amortization of intangible assets (including goodwill in 2001 and 2000)	3,039	3,778	3,657

Total operating expenses	121,011	117,372	69,739

Operating loss	(70,586)	(86,724)	(51,358)
Other income (expense):
Interest income	536	2,898	4,064
Interest expense	(583)	(847)	(497)
Other income (expense)	(117)	60	(76)
Loss on sale of assets	(921)	—	—

Total other income (expense)	(1,085)	2,111	3,491

Loss from continuing operations before income taxes	(71,671)	(84,613)	(47,867)
Income tax benefit	577	—	—

Loss from continuing operations	(71,094)	(84,613)	(47,867)
Discontinued operations:
Loss from operations of a business held for sale	(9,003)	(65)	—

Net loss	(80,097)	(84,678)	(47,867)
Beneficial conversion feature of preferred stock	—	—	(29,574)

Net loss allocable to common stockholders	$(80,097)	$(84,678)	$(77,441)

Basic and diluted loss from continuing operations per share	$(1.32)	$(2.27)	$(2.21)
Basic and diluted loss from discontinued operations per share	$(0.17)	$—	$—
Basic and diluted net loss per share	$(1.48)	$(2.27)	$(2.21)
Basic and diluted net loss per share allocable to common stockholders (note 1)	$(1.48)	$(2.27)	$(3.58)
Shares used in computing basic and diluted net loss per share allocable to common stockholders (note 1)	54,000,873	37,259,779	21,645,645

See accompanying notes to consolidated financial statements.

Back to Index

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

Years ended December 31, 2002, 2001, and 2000

(In thousands)

	2002	2001	2000

Net loss	$(80,097)	$(84,678)	$(47,867)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(483)	195	599
Less reclassification adjustment for gains (losses) included in net loss	(48)	599	—

Unrealized holding gain (loss) on available-for-sale securities	(435)	(404)	599
Foreign currency translation adjustment	643	8	(22)

Other comprehensive income (loss)	208	(396)	577

Comprehensive loss	$(79,889)	$(85,074)	$(47,290)

See accompanying notes to consolidated financial statements.

Back to Index

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity(Deficit)
Years ended December 31, 2002, 2001, and 2000
(In thousands, expect share data)

	Convertible preferred stock

	Series A		Series B		Common Stock
										Accumulated other comprehensive income		Total stockholders’ equity (deficit)
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Common stock to be issued	Additional paid-in capital	Deferred compen- sation		Accumulated deficit

Balance, December 31, 1999:	970,900	$1	103,840	$—	845,450	$1	76	$50,325	$(7,930)	$—	$(50,758)	$(8,285)
Issuance of common stock to be issued at December 31, 1999	—	—	—	—	10,000	—	(76)	76	—	—	—	—
Issuance of common stock in connection with supply Agreement	—	—	—	—	125,000	—	—	1,500	—	—	—	1,500
Issuance of common stock for technology licenses	—	—	—	—	350,000	—	—	4,775	—	—	—	4,775
Exercise of common stock options	—	—	—	—	183,084	—	—	137	—	—	—	137
Issuance of common stock in connection with the initial public offering, net	—	—	—	—	6,900,000	7	—	48,398	—	—	—	48,405
Conversion of mandatorily redeemable convertible preferred stock and convertible preferred stock into common stock in connection with initial public offering	(970,900)	(1)	(103,840)	—	24,781,562	25	—	118,495	—	—	—	118,519
Deferred compensation resulting from the grant and remeasurement of common stock options	—	—	—	—	—	—	—	10,986	(10,986)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	5,542	—	—	5,542
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	599	—	599
Net loss	—	—	—	—	—	—	—	—	—	—	(47,867)	(47,867)

Balance, December 31, 2000:	—	—	—	—	33,195,096	33	—	234,692	(13,374)	577	(98,625)	123,303
Issuance of common stock to AstraZeneca in connection with the acquisition of Cellmark	—	—	—	—	222,980	—	—	2,019	—	—	—	2,019
Issuance of common stock in connection with follow-on offering, net	—	—	—	—	5,950,000	6		33,144	—	—	—	33,150
Issuance of common stock in connection with the acquisition of Lifecodes	—	—	—	—	6,622,951	7	—	14,118	—	—	—	14,125
Common stock options and warrants issued in connection with the acquisition of Lifecodes	—	—	—	—	—	—	—	2,015	—	—	—	2,015
Issuance of common stock in connection with services	—	—	—	—	29,609	—	—	229	—	—	—	229
Reversal of deferred compensation resulting from the grant and remeasurement of common stock options	—	—	—	—	—	—	—	(2,560)	2,560	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	3,271	—	—	3,271
Exercise of common stock options	—	—	—	—	134,814	—	—	169	—	—	—	169
Exercise of common stock warrants	—	—	—	—	25,000	—	—	31	—	—	—	31
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	8	—	8
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(404)	—	(404)
Net loss	—	—	—	—	—	—	—	—	—	—	(84,678)	(84,678)

Balance, December 31, 2001	—	—	—	—	46,180,450	46	—	283,857	(7,543)	181	(183,303)	93,238
Issuance of common stock in connection with follow-on offering, net	—	—	—	—	9,000,000	9	—	21,144	—	—	—	21,153
Issuanace of common stock to acquire patents	—	—	—	—	505,050	1	—	492	—	—	—	493
Reversal of deferred compensation resulting from forfeitures and remeasurement of common stock options	—	—	—	—	—	—	—	(1,876)	1,876	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	3,362	—	—	3,362
Compensation expense for grant of common stock options to non-employees and common stock option modifications	—	—	—	—	—	—	—	179	—	—	—	179
Exercise of common stock options	—	—	—	—	53,281	—	—	69	—	—	—	69
Issuance of common stock warrants	—	—	—	—	—	—	—	88	—	—	—	88
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	643	—	643
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(435)	—	(435)
Net loss	—	—	—	—	—	—	—	—	—	—	(80,097)	(80,097)

Balance, December 31, 2002	—	$—	—	$—	55,738,781	$56	—	$303,953	$(2,305)	$389	$(263,400)	$38,693

See accompanying notes to consolidated financial statements.

Back to Index

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001, and 2000
(In thousands)

	2002	2001	2000

Cash flows from operating activities:
Loss from continuing operations	$(71,094)	$(84,613)	$(47,867)
Loss from discontinued operations	(9,003)	(65)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Cash used in discontinued operations	(2,430)	—	—
Noncash research and development expense	—	—	4,775
Noncash compensation expense	3,541	3,271	5,542
Depreciation and amortization	9,149	7,906	6,489
Impairment of assets	20,771	30,652	—
Impairment loss from discontinued operations	5,941	—	—
Loss on sale of assets	921	—	—
Bad debt expense	469	106	445
Bad debt expense from discontinued operations	2,427	—	—
Changes in assets and liabilities:
Accounts receivable	(114)	(3,441)	(3,852)
Inventory	896	667	(3,344)
Other current assets	(125)	522	(832)
Other assets	835	453	70
Accounts payable	(455)	(1,493)	3,190
Accrued expenses	2,496	(73)	(743)
Due to related party	—	—	(64)
Deferred revenue	818	(214)	220
Other liabilities	—	352	—

Net cash used in operating activities	(34,957)	(45,970)	(35,971)

Cash flows from investing activities:
Proceeds from the sale of assets	1,077	—	—
Cash paid to acquire Cellmark, including acquisition costs	—	(2,909)	—
Cash paid to acquire Lifecodes, including acquisition costs, net of cash acquired	—	(6,378)	—
Cash paid to acquire patents and license	—	(4,064)	—
Capital expenditures	(2,935)	(10,077)	(12,737)
Decrease (increase) in restricted cash	(3,385)	—	400
Purchase of short-term investments	(11,198)	(78,881)	(101,270)
Sales of short-term investments	—	6,563	—
Maturities of short-term investments	28,394	106,575	49,990
Other investing activities	(140)	(2,135)	—

Net cash provided by (used in) investing activities	11,813	8,694	(63,617)

Cash flows from financing activities:
Net proceeds from issuance of common stock	21,222	33,350	48,542
Net proceeds from issuance of Series E mandatorily redeemable convertible preferred stock	—	—	29,574
Proceeds from issuance of debt from line of credit	5,200	2,796	4,300
Payments made on patent liability	(775)	—	—
Repayment of debt on line of credit	(3,483)	(2,716)	(2,074)

Net cash provided by financing activities	22,164	33,430	80,342

Effect of foreign currency translation on cash and cash equivalents	219	34	—

Net decrease in cash and cash equivalents	(761)	(3,812)	(19,246)
Cash and cash equivalents at beginning of year	10,746	14,558	33,804

Cash and cash equivalents at end of year	$9,985	$10,746	$14,558

Supplemental disclosure of noncash financing and investing activities:
Issuance of note payable for acquisition of patent	$1,500	$—	$—
Settlement of note payable with issuance of common stock	285
Incremental Lifecodes' liabilities recorded as incremental goodwill	525	—	—
Debt assumed by buyer in sale of assets	572	—	—
Deferred compensation from grant and remeasurement of common stock options and warrants	(1,876)	(2,560)	10,986
Warrants issued in connection with line of credit	88	—	—
Issuance of common stock in connection with the acquisition of Cellmark	—	2,019	—
Issuance of common stock and common stock options and warrants in connection with the acquisition of Lifecodes	—	16,140	—
Issuance of common stock for services accrued in 2000	—	229	—
Obligations assumed in connection with patent acquisitions, net of discount	—	2,725	—
Issuance of common stock in connection with supply agreement	—	—	1,500
Issuance of common stock, common stock warrants and Series A convertible preferred stock for technology licenses	—	—	4,775
Conversion of mandatorily redeemable convertible preferred stock and convertible preferred stock into common stock	—	—	118,519
Common stock granted or to be issued to SB	—	—	76
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$562	830	480

See accompanying notes to consolidated financial statements.

Back to Index

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(in thousands except share and per share data)

(1)		Summary of Significant Accounting Policies

	(a)	Organization and Business Activities

Orchid BioSciences, Inc. (previously known as Orchid Biocomputer, Inc.) and subsidiaries (the Company), was organized under the laws of the State of Delaware on March 8, 1995 to develop and commercialize genetic diversity technologies, products and services using the Company’s proprietary biochemistry for scoring single nucleotide polymorphisms (SNPs) and microfluidics technologies for applications in drug discovery, principally in the field of pharmacogenetics and DNA synthesis.  The Company was a wholly owned subsidiary of Sarnoff Corporation (Sarnoff) at inception, was reduced to a majority-owned subsidiary of Sarnoff in 1995 and as a result of the December 1997 financing, Sarnoff’s ownership in the Company was reduced to less than a majority.

On December 30, 1999, the Company acquired GeneScreen, Inc. (GeneScreen), which operates genetic diversity testing laboratories in Dallas, Texas and  Dayton, Ohio.  GeneScreen performs DNA laboratory analyses for paternity, transplantation and forensic testing. GeneScreen’s primary source of revenue is paternity testing under contracts with various state and county government agencies.

During 2001, the Company consummated two acquisitions. On February 12, 2001, the Company acquired Cellmark Diagnostics (Cellmark), a division of AstraZeneca. Cellmark is a leading provider of genetic testing services in the United Kingdom (UK) which also sells kits and conducts testing for genetic diseases, including cystic fibrosis. On December 5, 2001, the Company acquired Lifecodes Corporation (Lifecodes). Lifecodes is a leading provider of genetic testing for forensics and paternity in the United States (US), as well as donor transplantation matching.

The Company has not achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations and positive cash flows can be achieved or, if ever achieved, could be sustained on a continuing basis.  The Company’s accumulated deficit aggregated $263,400 at December 31, 2002. In 2003, the Company consummated a financing transaction that it expects to be sufficient coupled with existing cash on hand, to fund the Company’s operations at least through December 31, 2003. In addition, the Company holds the Diagnostic business for sale and expects that the sale of its Diagnostics business will generate incremental cash resources in 2003. The Company may be unable to raise additional funds or raise funds on terms that are acceptable to the Company. If future financing is not available to the Company, or is not available on terms acceptable to the Company, it may not be able to fund its future needs. If the Company raises funds through equity or convertible securities, the Company’s stockholders may experience dilution and the Company’s stock price may decline.

The Company has received a notice from the Nasdaq National Stock Market indicating that the Company has failed to comply with the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5) and that its common stock is subject to delisting from the Nasdaq.  The Company filed a request for a hearing before the Nasdaq Qualifications Panel (the Panel) to appeal the staff determination which occurred on February 19, 2003.  On March 26, 2003, the Panel determined to continue listing of the Company’s common stock on the Nasdaq National Market through June 24, 2003. The Company is seeking stockholder approval to implement a reverse stock split in order to comply with the minimum bid price above $1.00 before June 24, 2003.  In addition, the Company has filed a definitive proxy statement regarding the reverse stock split proposal with the Securities and Exchange Commission (SEC), and has mailed the definitive proxy statement regarding this proposal to its stockholders.

There can be no assurance that the Panel will decide to allow the Company to remain listed or that the Company’s actions will prevent the delisting of its common stock from the Nasdaq National Market after June 24, 2003.

	(b)	Consolidated Financial Statements

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Back to Index

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  All cash and cash equivalents are held in US financial institutions and money market funds.  To date, the Company has not experienced any losses on its cash and cash equivalents.  The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature.  The Company also maintains $3,385 of restricted cash as of December 31, 2002 pursuant to the requirements of its long-term debt (See Note 13).

(d)	Short-Term Investments

Short-term investments consist of corporate debt securities with original maturities greater than three months.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 115 , Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its short-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices at December 31, 2002.  Cost is determined on a specific identification basis.  The Company considered all of these investments to be available-for-sale.

(e)	Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

(f)	Fixed Assets

Fixed assets which consist of lab equipment, furniture and fixtures, computers and software are carried at cost, less accumulated depreciation, which is computed on the straight-line basis over the estimated useful lives of the related assets, which range from two to eight years.  Leasehold improvements, which are also included in fixed assets, are recorded at cost, less accumulated depreciation, which is computed on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term.  Expenditures for maintenance and repairs are charged to expense as incurred.

(g)	Business Combinations, Goodwill and Intangible Assets

On July 1, 2001 the Company adopted the provisions of SFAS No. 141, Business Combinations (SFAS 141), and on January 1, 2002 fully adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  In accordance with SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually.

Goodwill represents the excess purchase price over fair value of net assets acquired in a business combination.  Intangible assets acquired as a result of a business combination are recorded at their fair value at the acquisition date.  Intangible assets acquired individually are recorded at their acquisition cost.  Prior to the full adoption of SFAS 142, goodwill was amortized like other intangible assets.  Other intangible assets are amortized on a straight-line basis over their estimated useful lives (see note 3 regarding intangible assets acquired in connection with the Lifecodes acquisition), as follows:

Years

Customer lists	11
Base technology	10-12
Trademarks and tradename	10-15
Goodwill (prior to adoption of SFAS 142)	10-15
Patents	10-15
Other intangibles	4

Back to Index

(h)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

On January 1, 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment (as previously defined in that Opinion).   In accordance with SFAS 144, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

(i)	Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

(j)	Revenue Recognition

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

The Company offered SNPstream system hardware in two basic types of transactions, either a purchase and sale transaction or an arrangement in which the customer takes possession of the system and pays an access fee for its use.  Revenue on the sale of the SNPstream system hardware was recorded upon transfer of title and after the Company has met all significant performance obligations.  Access fee payments, which were received when a system was initially placed, were deferred and revenue was recognized on a straight-line basis over the term of the agreement.  Revenue from the sale of SNPware consumables were recognized upon the transfer of title, generally when the SNPware products were shipped to customers from the Company’s facility.  As a result of the sale of the Life Sciences product business in December 2002, the Company no longer offers these products.

Back to Index

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

(k)	Research and Development

Costs incurred for research and product development, including salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products, are expensed as incurred.  In addition, the Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements.  Costs incurred in obtaining technology licenses and development of software are charged to research and development expense if the technology licensed or the software has not reached technological feasibility.

(l)	Stock-Based Compensation

The Company accounts for its stock-based compensation to employees and members of the board of directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  As such, compensation is recorded on the date of issuance or grant as the excess of the current market price (estimated fair value prior to the initial public offering in May 2000 (IPO)) of the underlying stock over the purchase or exercise price.  Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any.  The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) which permits entities to provide pro forma net loss and net loss per share disclosures for stock-based compensation as if the fair value method defined in SFAS 123 had been applied.  Pro forma net loss and net loss per share disclosures for stock-based compensation have been prepared as if the fair value method had been applied in periods subsequent to the Company’s IPO and as if the minimum value method had been applied prior to the Company’s IPO, as the Company was not a public registrant during those years.  As required by SFAS 123, transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair value basis in accordance with SFAS 123 and related interpretations.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, an amendment of SFAS 123 (SFAS 148).  SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation.  In addition, SFAS 148  amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included below.

Had the Company determined compensation cost for options based on the minimum value method at the measurement date for 2000 (pre-IPO) and the fair value method for 2002, 2001 and 2000 (post IPO) for its stock options under SFAS 123, the Company’s net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below:

	Years ended December 31

	2002	2001	2000

Net loss allocable to common stockholders:
As reported	$(80,097)	$(84,678)	$(77,441)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	3,681	3,959	3,454
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(6,769)	(7,900)	(5,851)

Pro forma under SFAS 123	$(83,185)	$(88,619)	$(79,838)

Basic and diluted net loss per share allocable to common stockholders:
As reported	$(1.48)	$(2.27)	$(3.58)
Pro forma under SFAS 123	(1.54)	(2.38)	(3.69)

Back to Index

(m)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

(n)	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values because of the short maturity of these instruments.  The interest rates on long-term debt and capital leases approximates rates for similar types of borrowing arrangements at December 31, 2002 and 2001, therefore, the fair value of the long-term debt and capital leases approximate the carrying value at December 31, 2002 and 2001.

(o)	Net Loss Per Share

Net loss per share is computed in accordance with SFAS 128, Earnings Per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.  During each year presented, the Company has certain options, warrants, convertible preferred stock and/or mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive.  As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal.  For the year ended December 31, 2000, the Company has reflected $29,574 as a beneficial conversion feature in the net loss allocable to common stockholders as result of the Series E stock sold in January 2000.  The amount of the beneficial conversion feature was calculated as the difference between the fair value of the Company’s common stock on the commitment dates of $11.75 per share over the conversion price of $4.50 per share, with a limitation that the beneficial conversion feature can not exceed the gross proceeds received from the issuance of the stock. See Note 23 regarding the issuance of convertible preferred stock which will substantially increase potential common shares in 2003.

(p)	Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145).  Under certain provisions of SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes.  Instead, those gains and losses should be included as a component of income before income taxes.  The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged.  Any gain or loss on the extinguishment of debt that was classified as an extraordinary item should be reclassified upon adoption.  The Company does not expect the adoption of SFAS 145 to have a material impact on its financial position, results of operations, and cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability.  SFAS 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002.

Back to Index

	(q)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2)		Acquisition of Cellmark Diagnostics and Genotyping Collaboration Agreement with AstraZeneca

On February 12, 2001, the Company completed its acquisition of certain assets of AstraZeneca’s business division, Cellmark, a leading provider of genetic diversity testing services in the UK which also sells kits for and conducts tests for genetic diseases, including cystic fibrosis.  The acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired have been recorded at their fair values. Assets acquired included intangibles of approximately $2,700.  The purchase price, including acquisition costs, was comprised of $2,909 in cash and 222,980 shares of the Company’s common stock valued at $2,019.

As part of the agreement to purchase the Cellmark assets from AstraZeneca, the Company entered into an Investor Rights Agreement with AstraZeneca, pursuant to which the Company agreed to register 222,980 shares of the Company’s common stock issued to AstraZeneca.  The shares issued to AstraZeneca as part of the purchase were registered with the Securities and Exchange Commission on May 10, 2001, which registration became effective on May 18, 2001.

The results of operations of Cellmark have been included in the Company’s consolidated statement of operations since the date of acquisition by the Company on February 12, 2001.  The pro forma results of operations of Cellmark have not been presented because they are immaterial to the Company’s results of operations for 2001 and 2000.

In addition, on February 12, 2001, the Company entered into a multi-year agreement with AstraZeneca to conduct a variety of studies using SNPs.  The genotyping agreement also allows AstraZeneca access to the Company’s SNP databases, the development by the Company of proprietary SNP panels, and the use of these panels in genetic association and linkage studies.  In 2001, the Company recognized revenue related to the accomplishment of a milestone under this agreement of $750.

(3)		Acquisition of Lifecodes Corporation

On December 5, 2001, the Company acquired all of the outstanding equity securities of Lifecodes. Lifecodes, now a wholly owned subsidiary of Orchid, is a leading provider of genomics testing for forensics and paternity in the US.  The Company acquired Lifecodes in order to strengthen its position in the clinical testing market.  Lifecodes also maintains a diagnostic kit business which will add to the Company’s current products.  The Company views this acquisition, in addition to the two previous acquisitions of GeneScreen and Cellmark as a significant step in providing a cost efficient high throughput clinical and diagnostic testing business.  In exchange for Lifecodes equity securities the Company issued 6,622,951 shares of its common stock to former stockholders of Lifecodes, 1,414,754 shares of which the Company deposited in an escrow account and may be used to compensate the Company in the event that it is entitled to indemnification under the Amended and Restated Agreement and Plan of Merger (the Merger Agreement).  In March 2003, the Company asserted claims against the escrow shares for obligations it believes are subject to indemnification obligations set forth in the Merger Agreement.  The value of these escrow shares has been included in the recorded purchase price.  The Company also issued 313,978 and 472,313 fully vested options and warrants, respectively, which are exercisable for Orchid common stock in exchange for existing Lifecodes options and warrants.  The acquisition has been accounted for by the purchase method under SFAS 141, and accordingly, the assets and liabilities acquired have been recorded at their fair values.

The fair value of the 6,622,951 shares issued in connection with the Lifecodes acquisition of $14,125 was determined based on the average market price of the Company’s common stock for a reasonable period before and after the date of announcement of the acquisition, October 1, 2001.  The value of the common stock options and warrants issued of $2,015 was determined by using the Black-Scholes option pricing model.  Also included in the purchase price was $5,000 of Lifecodes debt repaid by the Company and a $700 working capital advance made by the Company to Lifecodes, both prior to closing the acquisition.  The Company also assumed approximately $750 in acquisition related liabilities and paid $1,150 in acquisition costs, which were included in the purchase price.

Back to Index

The net purchase price of $23,740 was allocated to the assets and liabilities of Lifecodes as follows:

Cash	$472
Accounts receivable, net	3,452
Inventory	2,325
Property and equipment	5,904
Other current and long-term assets	1,172
Trademark/tradename	1,800
Patents and know-how	8,800
Developed technology	4,080
Other intangibles	800
Goodwill	1,658
Amounts payable and accrued expenses	(5,380)
Deferred revenue	(426)
Capital lease obligations	(800)
Other liabilities	(117)

$23,740

The results of operations of Lifecodes since its acquisition by the Company on December 5, 2001 have been included in the Company’s 2001 consolidated statement of operations.  Amortization of intangibles was immaterial during the period ended December 31, 2001 (see note 8 for weighted average lives and expected future amortization expense).

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

	Years ended December 31

	2001	2000

	(Unaudited)
Revenues(1)	$46,611	33,440
Net loss	(84,815)	(48,894)
Net loss allocable to common stockholders	(84,815)	(78,468)
Basic and diluted net loss per share allocable to common stockholders	(1.95)	(2.77)

(1)
Excludes revenues during such periods from the Lifecodes Diagnostic business that would have been considered to be discontinued operations based on the Company’s 2002 commitment to sell this business unit.

(4)	Short-Term Investments

As of December 31, 2002, the Company does not maintain any short-term investments.  The cost, gross unrealized gains, and fair value for available-for-sale securities by major security type and class of security at December 31, 2001, were as follows:

	Cost	Gross Unrealized gains	Fair value

Debt securities of the US government	$6,900	$11	$6,911
Corporate debt securities	10,101	184	10,285

	$17,001	$195	$17,196

Back to Index

All available-for-sale securities held by the Company as of December 31, 2001 had contractual maturity dates within one year of the date of purchase.

(5)	Accounts Receivable and Credit Risks

Accounts receivable are comprised of the following at December 31, 2002 and 2001:

	2002	2001

Billed trade receivables	$10,012	$10,830
Unbilled trade receivables	1,924	992

	11,936	11,822
Less allowance for doubtful accounts	(1,220)	(751)

Accounts receivable, net	$10,716	$11,071

Clinical laboratory testing accounts receivable is primarily composed of amounts owed by government agencies.  The Company performs periodic credit evaluation of its customers’ financial condition and generally does not require a deposit from government agencies or private institutions.  The Company believes private pay accounts for paternity testing represent the most significant credit risk and generally requires a deposit for all or a portion of the services to be rendered.

(6)	Inventory

Inventory is comprised of the following at December 31, 2002 and 2001:

	2002	2001

Raw materials	$691	$2,587
Work in progress	227	48
Finished goods	26	364

	$944	$2,999

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in SNP scoring, genotyping and to manufacture consumables.  Work in progress consists mainly of case work not yet completed and kits that are in the production process.  Finished goods consist mainly of kits that have been produced, but have not been shipped.  The decline in inventory is a direct result of the sale of  the Life Sciences product related assets in 2002.

(7)	Fixed Assets

Fixed assets are comprised of the following at December 31, 2002 and 2001:

	2002	2001

Laboratory equipment	$14,022	$18,725
Computers and software	6,701	5,879
Furniture and fixtures	1,521	1,711
Leasehold improvements	3,830	7,662

	26,074	33,977
Less accumulated depreciation	(12,830)	(7,579)

	$13,244	$26,398

Back to Index

During the years ended December 31, 2002 and 2001, the Company recorded impairment charges related to its fixed assets for $8,939 and $3,396, respectively (see note 9).

(8)	Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at December 31, 2002 and 2001:

	2002			2001

	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Base technology	$5,980	$(1,535)	$4,445	$9,615	$(2,226)	$7,389
Customer list	5,040	(1,296)	3,744	5,040	(838)	4,202
Trademark/tradename	3,946	(613)	3,333	3,908	(285)	3,623
Patents and know-how	4,895	(147)	4,748	12,758	(377)	12,381
Other	579	(264)	315	1,918	(423)	1,495

Totals	$20,440	$(3,855)	$16,585	$33,239	$(4,149)	$29,090

The Company has estimated the following useful lives as it relates to intangible assets acquired in connection with the 2001 acquisition of Lifecodes as follows:

Useful life

Trademark/tradename	10
Patents and know-how	12
Developed technology	10
Other intangibles	3

The weighted average useful life for these Lifecodes intangible assets is approximately 10.43 years.

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows:

2003	$1,844
2004	1,798
2005	1,699
2006	1,699
2007	1,699

The following table sets forth the activity during the years ended December 31, 2002 and 2001as it relates to goodwill:

	Gross	Accumulated amortization	Net

Balance as of December 31, 2000	$31,061	$(2,084)	$28,977
Goodwill recorded from acquisition of Cellmark	497	—	497
Goodwill recorded from acquisition of Lifecodes	912	—	912
Amortization expense during 2001	—	(1,940)	(1,940)
Impairment of goodwill (see note 9)	(31,144)	3,888	(27,256)
Other (primarily the effect of foreign currency translation)	6	—	6

Balance as of December 31, 2001	1,332	(136)	1,196
Reclassification of workforce to goodwill	1,397	(324)	1,073
Incremental liabilities assumed as a result of the Lifecodes acquisition	525	—	525
Other (primarily the effect of foreign currency translation)	278	—	278

Balance as of December 31, 2002	$3,532	$(460)	$3,072

Upon full adoption of SFAS 142 in 2002, the Company was required to perform an assessment as of January 1, 2002 of whether goodwill was impaired at the date of adoption.  The Company performed this assessment and determined that goodwill was not impaired.  The Company also performed an annual assessment of goodwill as required under the provisions of SFAS 142 and concluded that goodwill was not impaired.

Back to Index

SFAS 142 also requires disclosure of what reported net loss and net loss per share allocable to common stockholders would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill and intangible assets that will no longer be amortized and changes in amortization periods for intangible assets that will continue to be amortized.  This disclosure is reflected in the table below.

	For the years ended

	2001	2000

Net loss allocable to common stockholders as reported	$(84,678)	$(77,441)
Add back: Goodwill amortization	1,940	2,074

Net loss allocable to common stockholders, as adjusted	(82,738)	(75,367)

Basic and diluted net loss per share allocable to common stockholders	(2.27)	(3.58)
Goodwill amortization per share	0.05	0.10

Net loss per share allocable to common stockholders, as adjusted	$(2.22)	$(3.48)

(9)	Impairment of Assets

During the year ended December 31, 2002, the Company recorded an impairment charge related to fixed assets, investments and intangible assets of $20,771.  The Company determined that as a result of continuing losses incurred by the Company’s Life Sciences business unit which prompted the restructuring actions taken during 2002 and the sale of the Life Sciences product related assets in December 2002 constituted triggering events for which impairment reviews would be required pursuant to SFAS 144.  The impairment charges were recorded based on the fair value of the long lived assets being evaluated as computed using a discounted cash flow valuation model.  The laboratory equipment, furniture and fixtures, computers and software and leasehold improvements, which had a nominal salvage value, were determined to be idle and not able to be utilized in the Company’s other facilities and, therefore, determined to be permanently impaired.  The intangible assets which were impaired related primarily to patents and base technology.  Upon completion of the strategic review, a change in senior management and the sale of the Life Sciences products related assets, the Company determined that these assets were no longer needed for its current operations. All of the impaired assets, except for investments, were initially purchased to support the Life Sciences strategic business unit and the impairment charge was allocated to this segment of the business accordingly.  A summary of the charge is as follows:

Lab equipment	$4,349
Furniture and fixtures	478
Computers and software	589
Leasehold improvements	3,523
Investments	1,750
Intangible assets	10,082

Total	$20,771

During the year ended December 31, 2001, the Company recorded an impairment charge of approximately $27,256 to write-down goodwill which was recorded when the Company acquired GeneScreen on December 30, 1999. On October 1, 2001, the Company announced its intention to acquire Lifecodes (see note 3).  Lifecodes operates primarily in the same industry and provides the same services as GeneScreen.  Based primarily on the acquisition price for Lifecodes, among other matters, the Company determined that a triggering event occurred for which an impairment review would be required pursuant to SFAS 121.  The impairment charge was recorded based on the fair value of GeneScreen as computed using a discounted cash flow valuation model. This charge reduced the unamortized goodwill recorded in the acquisition of GeneScreen to zero.  This charge relates to the “Identity Genomics” segment of the Company’s business.

During the year ended December 31, 2001, the Company recorded an impairment charge related to certain equipment.  The Company utilizes this equipment primarily to perform research and development activities and, to a limited extent, genotyping services for customers.  During 2002, the Company launched the second generation of this equipment.  The second generation provides higher throughput at a lower cost.  The Company expects to use this next generation equipment to replace the first generation equipment over time and to provide the same services and functions that the first generation equipment provided.  The Company determined that a triggering event occurred for which an impairment review of this equipment was required

Back to Index

pursuant to SFAS 121.  As such, the Company performed an analysis of its future needs relating to this equipment and determined its fair value.  As a result of this analysis, the Company recorded an impairment charge of $3,396 which represents the amount by which the carrying value of the equipment exceeded the related fair value.

(10)	Restructuring

During the year ended December 31, 2002, the Company formalized and announced a plan to restructure certain operations of the Company in order to reduce costs.  As a result, over 135 positions which cover certain areas of the Company’s operations were eliminated.  Most of these terminations were from the Company’s Princeton, New Jersey facilities.  During the year ended December 31, 2002, the Company recorded a restructuring charge of approximately $6,880 which included employee related charges such as severance, benefits and outplacement services of approximately $3,389 and facility costs of approximately $3,491.  The restructuring charge related to facilities was based upon management's estimate of when these facilities are expected to be subleased and an estimate of the expected discount to the existing lease rates from the anticipated subleasing arrangements. Of the total restructuring charge, approximately $4,285 remains as an accrual as of December 31, 2002.  The most significant remaining liability relates to severance obligations. There is also significant facility costs remaining outstanding as of December 31, 2002.  The Company expects to sublease all of its Princeton based laboratory facilities, which are currently not in use.

(11)	Sale of assets

On December 19, 2002, the Company sold its Life Sciences product line and related assets for cash of $1,077 and the assumption of certain liabilities.  The Company’s decision to sell this product line was the culmination of a strategic review untaken by management of the Company.  The Company sold inventory which consisted of the Company’s ultra-high throughput (UHT) platform and certain equipment that was needed to operate and maintain the Company’s customer base.  The Company is also entitled to receive incremental consideration from the sale upon the buyers completion of the next version of the ultra-high throughput, if and/or when the completion of the next version occurs.  In addition, the Company placed two evaluation UHT systems to prospective customers before the sale was consummated.  As a result, the Company is entitled to half of the proceeds if those two UHT systems are ultimately sold.  The buyer also assumed the Company’s obligation under its supply arrangement with NEN Life Sciences.  The Company committed to purchase a minimum amount of materials and supplies in the amount of $1,300 during 2003 and $1,300 during 2004 from the buyer.  The Company recorded a loss on the sale of these assets of approximately $921 which has been reflected in other loss in the accompanying consolidated statement of operations for the year ended December 31, 2002.

(12)	Discontinued Operations

During the year ended December 31, 2002, management with the appropriate authority made the decision to sell the Diagnostics business unit.  This decision was made after an internal evaluation of the strategic direction of the Company was performed.  The Company decided to focus its efforts on the services businesses where it offers paternity, forensics and public health testing.  The Company expects this sale to occur in 2003. In accordance with the provisions of SFAS 144, the Company has not included the results of operations of the Diagnostics business held for sale in the results from continuing operations.  The results of operations for this business unit held for sale has been reflected in discontinued operations.  The $9,003 and $65 loss from discontinued operations for the year ended December 31, 2002 and 2001, respectively, consists of the following:

	2002	2001

Revenues	$13,972	$567
Costs of products and services revenues	8,617	368

Gross margin	5,355	199
Research and development	1,113	65
Selling and marketing	1,746	110
General and administrative	2,057	89
Bad debt expense	2,427	—
Impairment of assets	5,941	—
Amortization of intangible assets	931	—

Operating loss	(8,860)	(65)
Other expenses	(143)	—

Net loss	$(9,003)	$(65)

Back to Index

Based upon the commitment to sell the Diagnostics business unit, the Company determined that a triggering event occurred for which management was required to evaluate the recoverability of long-lived assets.  As a result of this evaluation, the Company recorded an impairment charge of $5,941 (of which $996 related to goodwill) based on the amount by which the carrying value of the Diagnostic business exceeded the fair value.

The assets and liabilities of the business held for sale has been reflected as such in the consolidated balance sheet as of December 31, 2002 and 2001.  As the Company expects to sell this business within the next year, all of the assets and liabilities as of December 31, 2002 have been reflected as current.  The components of these assets and liabilities are as follows:

	2002	2001

Accounts receivable	$1,321	$1,259
Inventory	2,388	2,355
Other current assets	222	70

Current assets	3,931	3,684
Fixed assets	3,045	3,217
Goodwill	—	996
Intangible assets	3,521	8,755
Other long term assets	—	635

Total assets	10,497	17,287
Accounts payable and accrued expenses	2,459	3,295
Other liabilities	38	60

Net assets	$8,000	$13,932

(13)	Debt

On December 23, 2002, the Company consummated a line of credit with a commercial bank for a maximum of $10,000.  Any amounts outstanding pursuant to this line of credit are secured by substantially all of the Company’s assets.  The borrowing base is based on 80% of eligible accounts receivable (as defined in the agreement).  Borrowings pursuant to the line of credit bear interest at a range of prime plus 0.5% to 2.5% based on the liquidity ratio of the Company (as defined).  The line of credit contains certain financial and non-financial covenants which the Company was in compliance with as of December 31, 2002.  This Agreement also contains a material adverse changes clause which, if triggered, would constitute an event of default. Pursuant to the terms of the line of credit, the Company also issued 215,000 warrants to purchase common stock of the Company at an exercise price of $0.64 per share.  The warrants are immediately exercisable and have a five-year term.  The Company calculated the $88 fair value of the warrants using the Black Scholes option pricing model.  This value was recorded as debt issuance costs and is being amortized over the term of the debt.  The line of credit expires in one year but contains automatic renewal provisions at the bank’s option. As of December 31, 2002, the Company maintains $5,200 outstanding under the line of credit which is the maximum amount available.

In December 1998, the Company entered into a $6,000 equipment loan line which is secured by the purchased equipment whose availability expired in 1999.  In December 2000, the Company amended the loan line and established a new borrowing base of $8,000.  As of December 31, 2002, the Company does not have the ability to draw down on the loan line due to the expiration of the loan line in December 2001.  At December 31, 2002 and 2001, the Company had $5,419 and $8,753 outstanding under this and the previous lines of credit.  If the Company does not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35,000 or twelve month’s cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), the Company is required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000.  The Company was also required to provide a cash security deposit or obtain a letter of credit equal to $2,150 plus 50% of any future draw amount no later than June 30, 2001, unless the Company completed a follow-on equity offering of at least $50,000 in net unrestricted proceeds.  During 2001, the Company did complete a follow-on offering as described in note 19 below.  However, the net unrestricted proceeds from this offering were less than the minimum amount required under the loan line.  The Company has received written notice from the lender stating that the lender waived the requirement of a pledge of cash security deposit or letter of credit under this agreement.  In addition, subsequent to March 31, 2002, the Company did not maintain the minimum unrestricted cash as defined in the Agreement.  The Company has also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter of credit under this agreement for the period of non-compliance through June 19, 2002.  On June 19, 2002, the Company obtained a letter of credit in the amount of approximately $2,682 as required by the amended line of credit, which was supported by a cash restriction on certain securities held by the Company.  As such, this cash restriction, in addition to cash restricted under two of the Company’s operating leases is reflected as restricted cash in the consolidated balance sheet as of December 31, 2002 of $3,385, of which $1,863 is classified as a long term asset.

Back to Index

All borrowings under the facility are to be repaid in monthly principal installments plus interest over 48 months from the date of funding, with the final 15% of the original principal amount due in a balloon payment at the end of loan term.  At December 31, 2002, annual interest rates on the seven draws range from 9.16% to 11.66%.  During 1999, in connection with this arrangement, 20,894 warrants to purchase common stock were granted at the time of the borrowings with exercise prices which ranged from $4.50 to $12.25 per share.  The fair value of these warrants of $76, as determined using a Black-Scholes option pricing model, was recorded as debt issuance costs and is being amortized over the term of the debt.

Long-term debt is comprised of the following at December 31, 2002 and 2001:

	2002	2001

Line of credit	$5,200	—
Equipment loan line secured by purchased equipment	5,419	8,753
Notes payable to former employees,net of unamortized discount	—	222
Capital lease obligations (see Note 22) and other long-term debt	190	689

	10,809	9,664
Less current portion	8,510	3,397

Long-term debt, less current portion	$2,299	6,267

The scheduled maturities of long-term debt outstanding as of December 31, 2002 are summarized as follows:

2003	$8,510
2004	1,702
2005	597

$10,809

(14)	Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2002 and 2001:

	2002	2001

Employee compensation	$349	2,803
Current portion of patent obligations	1,618	1,447
Royalties on licensed technology	864	424
Restructuring	4,285	—
Professional fees	526	1,348
Acquisition related liabilities	953	750
Taxes	1,153	—
Other	1,929	1,811

	$11,677	8,583

(15)	Income Taxes

The components of income tax expense/(benefit) are summarized as follows:

Back to Index

	Year ended December 31,
	2002	2001	2000

Current state tax benefit	$(1,450)	—	—
Current foreign tax expense	873	—	—

Income tax benefit	$(577)	—	—

During 2002, the Company has recognized a tax benefit of approximately $1,460 from the sale of its New Jersey state net operating loss carryforwards.  In addition, the Company has recognized in 2002 state tax expense of $10 as a result of recent legislation in New Jersey which enacted an alternative minimum assessment tax on companies doing business in the state of New Jersey.  Furthermore, the Company recognized a current foreign tax expense of $873 as it relates to its business in the UK as that business is profitable for tax purposes in that jurisdiction.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001

Deferred tax assets:
Bad debt allowance	$1,652	$—
Inventory reserve	736	—
Deferred compensation	6440	5,769
Deferred revenue	547	91
Net operating loss carryforwards	77,153	56,837
Research and development credits	2,073	—
Accrued restructuring expenses	1,885	—
Accrued expenses	1,315	432
Amortization and depreciation	3,733	1,542
Investments	770	—

Total gross deferred tax assets	96,304	64,671
Less valuation allowance	(94,785)	(58,220)

Net deferred tax assets	1,519	6,451
Deferred tax liabilities:
Intangible assets	(1,519)	(6,451)

Net deferred taxes	$—	$—

At December 31, 2002 and 2001, valuation allowances of $94,785 and $58,220, respectively, have been recognized to offset the net deferred tax assets, as realization of these assets is uncertain.  The net change in the valuation allowance for 2002 and 2001 were increases of $36,565 and $17,379, respectively, related primarily to additional net operating losses incurred by the Company.

As of December 31, 2002, the Company has approximately $178,000 of Federal and $161,477 of state net operating loss (NOL) carryforwards available to offset future taxable income.  The Federal and state NOL carryforwards will begin expiring in 2005 and 2007, respectively, if not utilized.  At December 31, 2002, the Company had research and development credit carryforwards for Federal and state tax purposes of approximately $2,073 which will begin expiring in 2022 and 2009, respectively.  As a result of our acquisitions of GeneScreen and Lifecodes, the Company acquired Federal NOL’s of approximately $4,536 and $1,693, respectively. In the event that the Company becomes profitable in the future and is able to utilize these NOL’s, these acquired NOL carryforwards will not be reflected as income tax benefits in the results of operations, but as a reduction of intangible assets and goodwill related to these acquisitions.  The Company also may receive tax benefits in the future relating to stock option deductions that will not be reflected in the results of operations.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of NOL carryforwards and research and development credits (following certain ownership changes, as defined by the Act) which could significantly limit the Company’s ability to utilize these carryforwards and research and development credits.  The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with

Back to Index

future financings.  Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited.  The Company has not yet determined whether or not ownership changes, as defined by the Act, have occurred.  Additionally, because US tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for Federal income tax purposes.

Based on the Company’s net loss before income taxes during 2002, 2001, and 2000, the Company would have recorded a tax benefit. During 2002 and 2001, the Company recorded approximately $996 (included in discontinued operations) and $27,256 as impairments to goodwill, which is considered a permanent difference and is not deductible for tax purposes in future years.  These permanent differences reduced the expected tax benefits in 2002 and 2001.  There was an increase in the valuation allowance during 2002 and 2001 due to uncertainty regarding the realization of deferred taxes, which further reduced the actual tax benefit to zero in 2001.  During 2002, the increase in its valuation allowance was offset by a tax benefit due to the sale of state net operating loss carryforwards partially offset by foreign tax expense.  During 2000, the Company recorded an increase in the valuation allowance due to uncertainty regarding the realization of deferred taxes which reduced the Company’s actual income tax benefit in that year.

The Company participates in the State of New Jersey’s corporation business tax benefit certificate transfer program (the Program), which allows certain high technology and biotechnology companies to sell unused net operating loss carryovers to other New Jersey corporation business taxpayers.  During 2000, the Company submitted an application to the New Jersey Economic Development Authority (the EDA) to participate in the Program, and the application was approved.  The EDA then issued a certificate certifying the Company’s ability to participate in the Program and the amount of New Jersey net operating loss carryovers the Company has available to transfer.  Since New Jersey law provides that net operating losses can be carried over for up to seven years, the Company may be able to transfer its New Jersey net operating losses from the last seven years.  The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit.

During January 2002, the Company completed the sale of approximately $11,000 of its New Jersey tax loss carryforwards and received $894, which was recorded as an income tax benefit.  During December 2002, the Company completed the sale of approximately an additional $7,443 of its New Jersey tax loss carryforwards and received $566, which was recorded as an income tax benefit.

(16)	Segment Information

The Company had historically operated in two segments, the Products segment and the Services segment, each of which represented activities of strategic businesses that were historically managed separately because each business provided distinct products and services.  The Products segment marketed and sold equipment and consumables for SNP scoring and other genetic analyses, whereas the Services segment included genotyping, or genoprofiling, services including DNA laboratory analysis for paternity, forensic and transplantation testing and SNP scoring services.  During 2002, the Company continued to market and sell these products and provide these services to its customers; however, in early 2002, the Company completed an internal process of realigning its business into four business units.  These business units consisted of Orchid Identity Genomics, Orchid GeneShield, Orchid Diagnostics and Orchid Life Sciences.  A brief description of all of the business units which were determined to be reportable segments is as follows:

•
Orchid Identity Genomics provides DNA testing for paternity and forensics determinations to state and local governmental authorities as well as to individuals and organizations, through Orchid GeneScreen and Orchid Cellmark, as well as scrapie susceptibility testing to the UK government through Orchid Europe with the goal of breeding sheep genetically resistant to the disease scrapie;

•	Orchid GeneShield is developing programs designed to accelerate the adoption and use of personalized medicine by patients and physicians;
•
Orchid Diagnostics provides products and services for genetic testing, including HLA genotyping, disease susceptibility testing and immunogenetics, or the study of the relationship between an individual’s immune response and their genetic makeup, to individuals; and

•
Orchid Life Sciences developed and marketed products, services and technologies for SNP genotyping, or scoring, and genetic diversity analyses to life sciences and biomedical researchers as well as pharmaceutical, agricultural, diagnostic and biotechnology companies.  The product portion of this business unit was divested in 2002.

As discussed in note 12, the Company committed to sell its Diagnostic business unit during 2002.  As a result of this decision, the segment information for the Diagnostics business unit has been excluded below.  Note 12 depicts the operations of that business which is reflected as discontinued operations and the assets and liabilities of that business unit are considered as “held for sale”.  The chief operating decision maker of the Company measures segment profit/(loss) using operating income/(loss), which excludes other income (expense) and allocation of corporate expenditures.  These corporate costs which include treasury, human resources, finance, restructuring costs and certain other corporate functions, are included in corporate and all other.  “All other” also reflects the operations of Orchid GeneShield which during the year ended December

Back to Index

31, 2002 and 2001 which is considered to be insignificant from a segment reporting perspective.  Goodwill has been allocated to each reportable segment as shown below. Prior period information presented below has been restated to the current segment presentation.

	Identity Genomics	Life Sciences	Corporate and all other	Total

Year ended December 31, 2002:
Revenues from external customers	$39,106	$11,239	$80	$50,425
Segment operating income/(loss)	2,141	(31,675)	(41,052)	(70,586)
Depreciation and amortization expense	2,707	3,702	2,740	9,149
Noncash stock based compensation	—	—	3,541	3,541
Capital expenditures	977	958	1,000	2,935
Impairment of assets	—	19,021	1,750	20,771
Goodwill	3,072	—	—	3,072

Total assets from continuing operations	38,222	4,468	17,247	$59,937
Total assets from discontinued operations				10,497

Total assets				$70,434

Year ended December 31, 2001:
Revenues from external customers	$21,244	$9,404	$—	$30,648
Segment operating loss	(36,897)	(30,564)	(19,263)	(86,724)
Depreciation and amortization expense	3,977	2,581	1,348	7,906
Noncash stock based compensation	—	—	3,271	3,271
Capital expenditures	5,069	3,290	1,718	10,077
Impairment of assets	27,256	3,396	—	30,652
Goodwill	1,196	—	—	1,196

Total assets from continuing operations	28,646	37,608	37,375	$103,629
Total assets from discontinued operations				17,287

Total assets				$120,916

Year ended December 31, 2000:
Revenues from external customers	$12,198	$6,183	$—	$18,381
Segment operating loss	(5,977)	(23,546)	(21,835)	(51,358)
Depreciation and amortization expense	793	5,118	578	6,489
Noncash stock based compensation	—	—	5,542	5,542
Capital expenditures	345	11,153	1,239	12,737
Goodwill	28,907	70	—	28,977

Total assets	26,958	44,448	70,921	$142,327

There is no concentration of revenue during 2002 to any one customer in excess of 10% of total revenues.  During 2001, the Company generated approximately $3,388, or 68% of products revenues from four customers.  These customers represented approximately 31%, 15%, 11%, and 11%, respectively, of the product revenues in 2001.  During 2001, the Company entered into two license agreements which accounted for 48% and 18% of the total license revenues of $2,275.  During 2001, the Company generated approximately $8,304 or 40% of clinical laboratory testing revenue from four customers.  These customers represented approximately 15%, 11%, 8%, and 6%, respectively, of the clinical laboratory testing revenues in 2001.  During 2000, the Company generated approximately $5,943, or 49% of clinical laboratory testing revenues from four customers.  These four customers represented approximately 20%, 11%, 9% and 9%, respectively, of clinical laboratory testing revenues in 2000.  During 2000, the Company entered into three license agreements which accounted for approximately $2,800 of total license revenues.  One customer, to which the Company primarily sells SNPware consumables, represented approximately 11% of consolidated revenue for 2000.

As a result of the Company’s acquisition of Cellmark in February 2001, the Company now has significant international operations, primarily in the UK. During the year ended December 31, 2002 and 2001, the Company recorded revenues from international customers, primarily from Cellmark, of approximately $12,122, or 24% and $8,510 or 28%, respectively, of total consolidated revenues.  One customer represented approximately 48% and 29% of total international revenues for 2002 and 2001, respectively.

(l7)	Agreements

On April 13, 2000, the Company amended its License and Option Agreement with Sarnoff. Under the terms of the amendment, in lieu of all future cash payment, research funding, potential royalty payment and stock issuance obligations, the Company made a payment to Sarnoff of approximately $3,000 and issued 250,000 shares of common stock and granted five-year warrants to purchase 75,000 shares of common stock at an exercise price of $8.00 per share.  The Company exercised the remaining two option fields on a nonexclusive basis as a result of this amendment.  In February 2000, the Company also issued 100,000 shares of common stock to Sarnoff as an advance on the issuances which would be owed in December 2000 for the two option fields previously issued under the License and Option Agreement.  As this licensed technology has not reached technological feasibility and has no alternative future uses, the cash payment of approximately $3,000 and the fair value of the equity securities of approximately $4,800 has been charged to research and development expense during 2000.

Back to Index

On March 27, 1998, the Company entered into a license agreement with Motorola, Inc. (Motorola).  In 1999, Motorola exercised an option to acquire a license under this agreement, effective January 1, 2000, by making a $100 payment.  This amount has been recorded as deferred revenue at December 31, 1999.  During 2000, the Company recognized $333 in license revenues which consisted of the $100 deferred at December 31, 1999 and an additional $233 earned and received pursuant to the agreement.  During 2002 and 2001, the Company recognized approximately $1,000 and $666, respectively, in revenues pursuant to the agreement.

On February 21, 2000, the Company entered into an Agreement for the License and Supply of Terminators with PerkinElmer (formerly known as NEN Life Science Products, Inc.) pursuant to which PerkinElmer has agreed to supply the Company with terminators for use in the Company’s SNP kits.  In consideration of PerkinElmer’s agreement to supply the Company with terminators at favorable prices, the Company sold PerkinElmer 125,000 shares of its common stock for a purchase price of $750 and paid PerkinElmer an up-front fee of $750.  The Company also agreed to pay PerkinElmer a certain percentage of net sales revenue based on the number of SNP kits sold, in certain cases.  The 125,000 shares had a fair value of $1,500 on the date of the agreement.  Since the products being supplied were used in the Company’s then current products and might have been used in future products, the Company deferred and was amortizing the $750 up-front fee plus the $750 excess than of the fair value of the issued common stock over the purchase price (or a total of $1,500) over the estimated four year term of the agreement on a straight-line basis.  The Company measured the fair value of the common stock on the date of the agreement as these shares were fully paid and nonforfeitable on that date.  In connection with the disposition of the Life Sciences product business in December 2002, this agreement has been assigned. Accordingly the unamortized deferred costs were considered part of the cost basis in connection with this disposition and the remaining balance at December 31, 2002 is $0.

In July 2000, the Company expanded its collaboration with The SNP Consortium Ltd. under which the Company performed certain SNP scoring services for determining the allelic frequency of 60,000 SNP genomic markers in diverse populations.  The Company assumed all costs to perform these services.  To fulfill its commitment under this collaboration, the Company hired additional personnel for, the operation of the Company’s MegaSNPatron facility, resulting in additional research and development expenses in 2000 and 2001.  The Company also accelerated previously planned capital expenditures relating to the build-out of the MegaSNPatron facility of several million dollars in 2000.  In exchange, the Company has the right to commercialize certain technology developed as a result of performing these services.  The collaboration continued into 2001.  The agreement was further amended in November 2000 to include potential milestone payments to the Company.  During 2001, the Company recognized approximately $250 in revenue for achieving certain milestones.

In July 2001, the Company completed a series of agreements that replace its existing collaboration agreement with Affymetrix entered into in November 1999, which combined the Company’s primer extension technology with the Affymetrix GeneChip©® GenFlex™ Tag Array in the Company’s SNPcode genotyping kits.  In addition, the Company also acquired from Affymetrix exclusive ownership of U.S. Patent No. 5,856,092 and its foreign counterparts (See note 22).  Under the terms of these agreements, Affymetrix will supply GenFlex arrays to the Company that the Company will use to provide SNPcode-based genotyping services to its customers and distribute GenFlex arrays in connection with SNPcode reagents to its customers to conduct primer extension-based genotyping using the Affymetrix GeneChip system.  Also, Affymetrix granted the Company a nonexclusive license to make and sell products incorporating Affymetrix’s proprietary universal Tag sequences.

During 2001, the Company has entered into various collaboration agreements under which the Company recognized revenue.  These agreements had varying terms and included but were not limited to: (i) services agreements whereby the Company would provide genetic analysis services; (ii) services agreements under which the Company would provide genotyping services; (iii) license agreements which granted third parties royalty bearing, nonexclusive and exclusive licenses to use its SNP-IT single base primer extension technology to produce and sell reagent kits and software incorporating the Company’s technology; (iv) and agreements under which the Company would provide SNPstream instruments and SNPware consumables.  The Company received fees associated with these agreements which were recognized as revenue in 2002 and 2001.  The Company is entitled to receive royalties on product sales, if any, for the duration of any of its license agreements.

(18)	Stock Incentive Plan

During 1995, the Company established the 1995 Stock Incentive Plan (the 1995 Plan), which provides for the granting of restricted common stock or incentive and nonqualified stock options to directors, employees and consultants.  An aggregate of 3,500,000 shares of the Company’s common stock is authorized to be issued under the 1995 Plan.  During 2000, the board of directors and stockholders of the Company approved the 2000 Employee, Director, and Consultant Stock Incentive Plan (the 2000 Plan) for the issuance of common stock, incentive stock options and nonqualified stock options to employees, directors and consultants.  The Company is authorized to issue options for up to 4,500,000 shares of the Company’s common stock.  The options granted are exercisable generally for a period of ten years after the date of grant and generally vest over a

Back to Index

four-year period.  The Plans provide that in the event of a change in control in the beneficial ownership of the Company, as defined, all options may at the discretion of the compensation committee become fully vested and exercisable immediately prior to the change in control.  The plans also specify other terms such as eligibility and annual limits.

A summary of activity under the 1995 and 2000 Plans is as follows:

	Options	Weighted average exercise price per share

Balance at December 31, 1999	1,463,011	$1.05
Granted	2,362,977	9.25
Exercised	(183,084)	0.75
Cancelled	(50,367)	1.96

Balance at December 31, 2000	3,592,537	6.44
Granted	2,192,126	4.51
Exercised	(134,814)	1.25
Cancelled	(520,668)	8.51

Balance at December 31, 2001	5,129,181	5.54
Granted	1,613,689	1.87
Exercised	(53,281)	1.30
Cancelled	(1,719,086)	5.99

Balance at December 31, 2002	4,970,503	4.24

At December 31, 2002, the 1995 and 2000 Plans had the following options outstanding and exercisable by price range, as follows:

	Options outstanding			Options exercisable

Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

$0.01-1.25	1,583,400	7.51	$1.01	1,079,042	$1.02
1.29-2.50	952,709	9.27	2.24	329,076	2.14
2.53-4.93	889,554	8.79	4.36	421,307	4.54
4.94-6.00	836,252	7.14	5.98	491,239	5.99
6.05-45.00	705,671	7.67	11.79	492,909	12.27
49.00	2,917	7.60	49.00	2,917	49.00

0.01-49.00	4,970,503	8.04	$4.24	2,816,490	$4.56

The Company applies APB Opinion No. 25 in accounting for its stock option plans. In 2002, 2001, and 2000, certain employees of the Company were granted options to acquire 1,458,689, 2,150,276, and 2,146,670 shares of common stock, respectively.  Included in the 2,146,670 options granted in 2000 to employees were 800,000, including 600,000 to executive officers, performance-based options at an exercise price of $6.00 for which compensation expense will be measured as the difference between the fair value of the common stock at the time the performance criteria is met and the exercise price and will be immediately recorded as compensation expense.  Through December 31, 2002, all of the 600,000 performance based stock options issued to executives in 2000 were forfeited or will likely be forfeited as the performance criteria was not met and is not expected to be met.  The weighted average fair values of common stock for the year ended December 31, 2000  was $16.37 per share.  During 2000, the difference between the respective exercise prices at the grant dates and the fair value of the common stock on the dates of grant has been recorded as deferred compensation of $8,105, which is being amortized on a straight-line basis to expense over the respective vesting periods.  During 2002 and 2001, all stock options granted by the Company were made at or above the fair value on the date of grant.

In 2002, 2001, and 2000, the Company granted options to certain non-employees to purchase 155,000, 41,850, and 216,307 shares of common stock, respectively.  Options to non-employees were also granted prior to 2000. Such options vest over a three or four-year period based upon future service requirements.  The Company recorded deferred compensation of $33, $129,

Back to Index

and $2,344 for 2002, 2001, and 2000, respectively, based on the fair value at the grant date as determined using a Black-Scholes option pricing model.  Such deferred compensation is being amortized to expense using the methodology prescribed in FASB Interpretation No. 28 over the respective vesting periods.  In accordance with EITF Issue 96-18, the amount of compensation expense to be recorded in future periods related to the 2002, 2001, and 2000 grants is subject to change each reporting period based upon changes in the fair value of the Company’s common stock, estimated volatility and risk free interest rate until the non-employee completes performance under the option agreement.  Changes in deferred compensation in the amount of $(316), $(2,689), and $537 were recorded in 2002, 2001, and 2000, respectively, related to the remeasurement of the non-employee grants. 172,815 options subject to this treatment remain unvested at December 31, 2002.

The per share weighted average fair value (post-IPO) and minimum value (pre-IPO) of the stock options granted to employees during 2002, 2001, and 2000 was $1.01, $3.50, and $15.01 per share, respectively, on the date of grant.  The per share weighted average fair value of stock options granted to non-employees during 2002, 2001, and 2000 was $0.53, $3.62, and $16.25 per share, respectively, on the date of grant.  Such values were determined using the minimum value method for employees in 2000 (pre-IPO) and the Black Scholes option-pricing model for employees during 2002, 2001 and 2000 (post-IPO) and for non-employees during 2002, 2001, and 2000 with the following weighted average assumptions: expected dividend yield 0%; risk free interest rate of 4.85% for 2002, risk free interest rate of 5% and 6.5% for 2001, and 6.5% for 2000, volatility of 90% for both employees (post-IPO) and non-employees in 2002, 2001, and 2000; and an expected option life of 5.5 years in 2002 and 7 years in 2001 and 2000 for employees and 10 years for non-employees for all  years.

(19)	Mandatorily Redeemable Convertible Preferred Stock, Convertible Preferred Stock, and Common Stock

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

On March 5, 2002, the Company completed an offering through which an aggregate of 9,000,000 shares were sold, including an overallotment, to a group of new and existing shareholders.  The shares of common stock were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement (see below).  The Company generated net proceeds as a result of this offering of approximately $21,153.

On May 10, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  This will permit the Company, from time to time, to offer and sell various types of securities, up to a total value of $75,000.  The Company filed the registration statement to gain additional flexibility in accessing capital markets for general corporate business purposes.  In June 2001, the Company sold 5,950,000 shares to a group of new and existing stockholders at a price of $6.00 per share.  The shares of common stock were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement.  The offering raised net proceeds of approximately $33,150 which will be used for general corporate business purposes.  In order for the Company to issue securities registered on this registration statement it must either have an aggregate market value of the voting and non-voting common equity excluding shares held by its affiliates of $75,000 or more, or it must file a post effective amendment to the registration statement on Form S-2 or S-1. The shelf registration statement expires in May 2003.

In May 2000, the Company completed its initial public offering of 6,900,000 shares of common stock at a price of $8.00 per share (excluding underwriters’ discounts and commissions), generating net proceeds of approximately $48,400.  All shares of Series A and B convertible preferred stock (Series A and Series B), and Series E mandatorily redeemable convertible preferred stock (Series E) outstanding as of the closing date of the offering were automatically converted into shares of common stock on a one-for-one basis.  The 2,480,176 shares outstanding of Series C mandatorily redeemable convertible preferred stock (Series C) converted into 4,825,259 shares of common stock. No dividends were paid on any of the Series A, B, C or E stock.

On May 10, 2000, the Company filed a restated certificate of incorporation which revoked all existing preferred stock designations and authorized 5,000,000 shares of preferred stock.  The board of directors has the authority, without any further stockholder approval, to determine the price, privileges and other terms of the shares of unissued preferred stock.

In January 2000, the Company completed the sale of 5,791,903 shares of Series E for gross proceeds of $29,574.  The issuance of these securities resulted in a $29,574 beneficial conversion feature which increased net loss per share allocable to common stockholders in 2000.  The fair value of the Company’s common stock on the commitment date was $11.75; however, the amount of the beneficial conversion feature was limited to the amount of gross proceeds received from the issuance of the Series E.  The Company also issued 1,040,341 shares of Series E related to the conversion of an Affymetrix convertible promissory note and for cash received by December 31, 1999 for which shares were not issued in the December 1999 Series E offering, and which was included in Series E stock to be issued at December 31, 1999.

Back to Index

(20)	Stockholder Rights Plan

On May 16, 2001, the Company’s board of directors (the Board) adopted a Stockholder Rights Plan (Rights Plan), which is designed to protect the Company’s stockholders in the event of any takeover offer.  On May 16, 2001, the Company’s Board declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 31, 2001 (the Record Date).  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.001 par value per share, at an initial purchase price of $40.00 in cash, subject to adjustment.

Initially, the Rights will be attached to all common stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed.  The Rights will separate from the common stock and a Distribution Date, as defined in the Rights Plan, will occur if certain events as described below transpire.  Rights will also be attached to all shares of common stock issued following the Record Date but prior to the Distribution Date.  The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 16, 2011, unless earlier redeemed by the Company.  The Distribution Date has not occurred as of December 31, 2002.

In the event that a person or a group of affiliated or associated persons becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the Board determines to be fair to, and otherwise in the best interests of, the Company and its stockholders), each holder of a Right will thereafter have the right to receive, upon exercise, that number of shares of common stock (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights Plan) of the common stock at the date of the occurrence of the event.  However, Rights are not exercisable following the occurrence of any of the events set forth above until such time as the Rights are no longer redeemable by the Company.  In the event that the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or, more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a Right shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights Plan) of such common stock at the date of the occurrence of the event.  In March 2003, the Company amended the Rights Plan to prevent the issuance and sale of its Series A Convertible Preferred Stock and associated warrants (see Note 23) from triggering the holders of the Rights ability to exercise the Rights.

(21)	Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the 401(k) Plan) covering all employees of the Company. Participants can contribute up to 15% of their pretax annual compensation to the 401(k) Plan, subject to certain limitations.  The Company matches 50% of the participant’s contribution, up to 4% of compensation.  For 2002, 2001, and 2000 the Company’s contributions amounted to $406, $265, and $108, respectively, in accordance with the terms of the Plan.

(22)	Commitments and Contingencies

The Company leases office and laboratory facilities under noncancelable operating lease arrangements. Future minimum rental commitments required by such leases as of December 31, 2002 are as follows:

2003	$3,886
2004	3,433
2005	3,072
2006	2,429
2007	2,100
Thereafter	7,713

$22,633

Rent expense aggregated $3,184 in 2002, $2,313 in 2001, and $1,437 in 2000.

Back to Index

The Company has capital leases for certain machinery and equipment. Minimum lease payments, including interest, under capital leases at December 31, 2002 are as follows:

2003	$150
2004	67

Total minimum lease payments	217
Less amounts representing interest	27

Present value of future minimum lease payments	190
Less current portion	125

Obligations under capital leases, less current portion	$65

In connection with the Company’s acquisition of certain patents in 2002 and 2001, the Company assumed obligations to pay future amounts over the next two to three years.  The obligations have been recorded in the accompanying consolidated balance sheet as of December 31, 2002, at the net present value of the future obligations.  The payments which are to be made to the original patent holders are as follows:

2003	$1,618
2004	1,593
2005	310

Total	3,521
Less amount that represents interest	(255)

Present value of future obligations	3,266
Less current portion	1,618

Present value of future obligations, less current portion	$1,648

The Company is also obligated to pay minimum royalties related to these patents of $1.2 million in 2005, $1.6 million in 2006, and $1.9 million in 2007 until the expiration of the agreement.

In connection with sale of the Life Sciences product related assets, the Company is committed to purchase materials and supplies in the amount of $1,300 in 2003 and $1,300 in 2004.

Pursuant to the terms of the May 2001 contribution and license agreement with the founders of GeneShield, if the Company’s common stock is delisted from the Nasdaq National Market for a period of 90 days, subject to certain cure periods, the founders may terminate the contribution and license agreement.

On February 13, 2002 the Company received a Notice of Lawsuit and Request for Waiver of Service of Summons and a copy of the complaint filed in the United States District Court for the Southern District of New York in connection with a class action lawsuit.  The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  The complaint alleged that, in connection with the Company’s May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices.  Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading.  Plaintiffs seek unspecified damages.  On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company.  The claims against individuals officers named as defendants were earlier dismissed without prejudice, subject to a tolling agreement.  There is currently a draft settlement agreement in review by defendant issuers.  The Company has not reserved any amount related to this case as it believes that the allegations are without merit and intend to vigorously defend against the plaintiffs’ claims.

The Company had been in a litigation with St. Louis University of St. Louis, Missouri regarding its belief that our SNP scoring technology infringes certain claims under US patent 5,846,710, which was controlled by the University.  On August 7, 2002, the parties dismissed the litigation and the Company acquired the subject patent. St. Louis University conditionally assigned both the patent and all license agreements related thereto to us.  On March 13, 2003, St. Louis University notified the Company that it was unable to obtain a required consent to assign the patent to the Company.  Pursuant to the terms of the Company’s settlement agreement with St. Louis University, the failure to obtain such consent results in the automatic grant to the Company of an exclusive license under the patent.  The Company is currently in discussions with St. Louis University regarding the terms of such license and the restructuring of the Company’s obligations to St. Louis University.

Back to Index

The Company is a co-defendant in litigation commenced by Enzo Biochem, Inc, and Enzo Life Sciences, Inc. against ten defendants.  The complaint asserts that the Company purchased materials from plaintiffs’ authorized distributor and resold those materials in a manner not authorized by the related distribution agreements.  The complaint, therefore, seeks money damages based primarily on alleged patent infringement by the Company.  The Company has asserted a cross-claim for indemnification against the distributor.  The litigation currently is in fact discovery and no expert discovery has occurred.  As a result, it is not possible for the Company to provide an opinion on the likely outcome of the various claims, but the Company intends to vigorously defend against plaintiffs’ claims and believes that the claims are without merit.

Prior to the Company’s acquisition of Lifecodes, which occurred on December 5, 2001, Lifecodes sold Medical Molecular Diagnostics GmbH, (MMD), a wholly owned subsidiary of Lifecodes based in Dresden, Germany to Duetsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH, (DKMS), pursuant to a Stock Purchase Agreement dated November 15, 2002 (SPA).  Upon the acquisition of Lifecodes, the Company assumed Lifecodes obligations to DKMS under the SPA.

The Company is in a dispute with and anticipates receiving notification in the near future that DKMS has filed a suit against it for damages under the SPA for the full amount of their cost to acquire MMD.  DKMS is anticipated to claim defects in the MMD lab.  The Company has not reserved any amount related to this case and believes that the allegations are without merit and intends to vigorously defend against these anticipated claims.  Legal proceedings are likely to occur no earlier than the fall 2003.  In addition, in December 2002, the Company filed a claim in Germany against DKMS for significant unpaid accounts receivable that accrued during the year ended December 31, 2002.  The accounts receivable amounts were for HLA typing conducted by the Diagnostics business unit, which the Company currently plans to sell.  The services performed by the Diagnostics business unit were exclusively upon DKMS request.  Legal proceedings for the Company’s outstanding accounts receivable are expected to take place in Germany by summer 2003.

Additionally, the Company has other certain claims against it arising from the normal course of its business.  The ultimate resolution of such matters, in the opinion of management, will not have a material effect on the Company’s financial position or results of operations.

(23)	Subsequent Event - Issuance and Sale of Series A Convertible Preferred Stock and Warrants

On April 1, 2003, the Company completed the issuance and sale of 1,600 units (Units) to certain investors (each an Investor and collectively, the Investors). Each Unit consists of (i) one share of the Company’s newly created Series A Convertible Preferred Stock, $.001 par value per share (the Series A Preferred Stock), convertible into approximately 22,222.22 shares of common stock, and (ii) a warrant (Warrant) to purchase approximately 6,666.67 shares of common stock.  Each Unit had a purchase price of $10, providing the Company with $16,000 in gross proceeds. The Company also issued an additional 75 Units to a banker as a fee for this transaction and will pay certain other banker fees and expenses in connection with the transaction.

The Series A Preferred Stock is convertible into common stock, at the Investors’ discretion, at a per share conversion price of $0.45, provided, however, that no Investor is allowed to convert Series A Preferred Stock if the conversion would result in such Investor beneficially owning more than 4.99% of the Company’s outstanding common stock (the Cap Amount), and it is entitled to vote on all matters submitted to a vote of the Company’s stockholders on an as-converted basis, subject again to the Cap Amount.  The Series A Preferred Stock bears cumulative dividends, payable quarterly, at an initial annual rate of 6% for the first nine quarters.  After the ninth quarter, the dividend rate will increase by 2% for each quarter thereafter, to a maximum of 12% per year.  If, however, the common stock ceases to be listed on either the Nasdaq (the National Market or SmallCap) (collectively, the NASDAQ), the New York Stock Exchange (the NYSE) or the American Stock Exchange (the AMEX), the dividend rate will automatically increase to 14% per year until the common stock is subsequently listed on one of the aforementioned markets or exchanges.  Dividends are payable, at the Company’s option, in cash or shares of common stock, valued at the average closing sales price of the common stock for the five trading day period prior to the dividend date. The proceeds from this financing can be used for general and corporate purposes and working capital, but is restricted as to certain other uses.

The holders of the Series A Preferred Stock have the right to require the Company to repurchase for cash the then outstanding shares of Series A Preferred Stock upon the occurrence of certain events, including:

Back to Index

•	if the common stock is not listed on either the NYSE, AMEX, NASDAQ, the OTCBB or the Bulletin Board Exchange for a total of ten days in any nine month period;

•
the institution of bankruptcy, insolvency, reorganization or liquidation proceedings by or against the Company, an assignment for the benefit of creditors by the Company or the appointment of a receiver or trustee for the Company;

•	a change of control of the Company as defined in the agreement;

•	the Company’s failure to pay in full dividends on the Series A Preferred Stock on any two consecutive dividend dates;

•	a registration statement required to be filed by the Company to register common shares underlying the Series A Preferred Stock and Warrants is not declared effective within a certified period, as defined in the agreement or after being declared effective, cannot be utilized by the holders of the Series A Preferred Stock for resale of all of their shares for more than a total of 45 days; or

•	failure by the Company to convert the Series A Preferred Stock when requested by the holders.

The redemption amount that the Company is required to pay equals 125% of the purchase price of the Series A Preferred Stock and the accrued and unpaid dividends, except that in the case of a change of control, the redemption equals 150% of such amount.  The Series A Preferred Stock is also entitled to a liquidation preference equal to the purchase price plus all accrued and unpaid dividends.

If certain requirements as defined in the agreement are met after the second anniversary of the financing, the Company may at their option redeem the Series A Preferred Stock in whole or in part for 125% of the original purchase price. If the Company stock price exceeds certain levels for certain periods of time, as defined in the agreement, or the Company consumates an underwritten offering at certain levels, as defined in the agreement, the Company may at their option redeem the Series A Preferred Stock in an amount equal to the original purchase price.

The Warrants are exercisable at any time after the first anniversary of the issuance date through the fifth anniversary of the issuance date at an exercise price equal to $0.45 per share.  In addition, the Warrants are exercisable via a cashless exercise from the second anniversary of the issuance date through the fifth anniversary of the issuance date.

Back to Index

(24)	Quarterly Financial Data (Unaudited)

The following tables represent certain unaudited consolidated quarterly financial information for each of the quarters in 2002 and 2001.  In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the annual consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the period presented.

	Quarters ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Total revenues	$11,701	$12,384	$13,343	$12,997
Gross margin on product revenue and access fees	475	311	(397)	375
Gross margin on clinical laboratory testing	3,699	5,008	5,637	4,296
Loss from continuing operations	(11,031)	(12,587)	(19,680)	(27,796)
Income/loss from discontinued operations	514	367	(2,599)	(7,285)
Net loss	(10,517)	(12,220)	(22,279)	(35,081)
Net loss allocable to common stockholders	(10,517)	(12,220)	(22,279)	(35,081)
Basic and diluted net loss per share allocable to common stockholders	$(0.21)	$(0.22)	$(0.40)	$(0.63)

	Quarters ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Total revenues	$5,635	$6,718	$7,431	$10,864
Gross margin on product revenue and access fees	190	344	695	(48)
Gross margin on clinical laboratory testing	1,025	1,565	1,431	2,390
Loss from continuing operations	(11,491)	(14,307)	(41,850)	(16,965)
Loss from discontinued operations	—	—	—	(65)
Net loss	(11,491)	(14,307)	(41,850)	(17,030)
Net loss allocable to common stockholders	(11,491)	(14,307)	(41,850)	(17,030)
Basic and diluted net loss per share allocable to common stockholders	$(0.34)	$(0.41)	$(1.06)	$(0.41)

Back to Index

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2002:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity Compensation Plans Approved by Securityholders (1)	4,970,503	$4.24	2,621,337
Equity Compensation Plans not Approved by Securityholders	—	—	—
Total	4,970,503	$4.24	2,621,337

(1)
These plans consist of the 1995 Stock Incentive Plan (the 1995 Plan) which provides for the granting of restricted common stock or incentive and nonqualified stock options to directors, employees and consultants.  An aggregate of 3,500,000 shares of the Company’s common stock is authorized to be issued under the 1995 Plan.  During 2000, the board of directors and stockholders of the Company approved the 2000 Employee, Director, and Consultant Stock Incentive Plan (the 2000 Plan) for the issuance of common stock, incentive stock options and nonqualified stock options to employees, directors and consultants.  The Company is authorized to issue options for up to 4,500,000 shares of the Company’s common stock.

Back to Index

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” and “Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in Internal Controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.  Accordingly, no corrective actions were required or undertaken.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K.

Item 15(a)(1) and (2)
See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K.  Other financial statement schedules have not been included because they are not applicable or the information is included in the consolidated financial statements or notes thereto.

Item 15(a)(3)	Exhibits

Exhibit Number	Description

(1)1.1	Underwriting Agreement by and between the Registrant and Robertson Stephens, Inc., dated February 21, 2002 (filed as Exhibit 1.1)
(2)2.1	Agreement and Plan of Merger by and among the Registrant, GS Acquisition Corp. and GeneScreen, Inc., dated December 21, 1999 (filed as Exhibit 2)
(3)2.2
Amended and Restated Agreement and Plan of Merger by and among the Registrant, Persia Merger Sub, Inc., Lifecodes Corporation and certain stockholders of Lifecodes Corporation, dated as of November 5, 2001 (filed as Annex A)

(4)3.1	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)
(4)3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)
(4)3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002 (filed as Exhibit 3.3)
(4)3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)
(5)3.5	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)
(6)3.6	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4)
(7)4.1	Specimen certificate for share of common stock (filed as Exhibit 4.1)

Back to Index

(8)4.2
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

(5)4.3	First Amendment to Rights Agreement by an between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)
(5)4.4	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1)
(2)10.1	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)
(2)10.2	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)
(2)10.3	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)
(2)10.4	Lease Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated March 6, 1998 (filed as Exhibit 10.4)
(2)†10.5	Collaboration Agreement, by and between the Registrant and Affymetrix, Inc., dated November 5, 1999, as amended by Amendment No. 1, dated November 12, 1999 (filed as Exhibit 10.5)
(2)10.6
License and Option Agreement, dated December 10, 1997, by and between Sarnoff Corporation and the Registrant, as amended by Amendment to License and Option Agreement, dated as of April13, 2000, by and between Sarnoff Corporation and the Registrant (filed as Exhibit 10.6)

(2)10.7	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Dale R. Pfost, Ph.D. (filed as Exhibit 10.7)
(2)10.8	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Donald R. Marvin (filed as Exhibit 10.8)
(2)†10.9	Agreement for the License and Supply of Terminators, dated February 16, 2000, by and between the Registrant and NEN Life Science Products, Inc. (filed as Exhibit 10.9)
(9)††10.10	Non-Exclusive License Agreement by and between Registrant and Applied Biosystems, dated as of July 1, 2000 (filed as Exhibit 10.1)
(9)††10.11	Non-Exclusive License Agreement by and between Registrant and Amersham Pharmacia Biotech, Inc., dated as of June 12, 2000 (filed as Exhibit 10.2)
(9)††10.12	License and Supply Agreement for Automated SNP Analysis by and between Registrant and Bristol-Myers Squibb Company, dated as of June 12, 2000 (filed as Exhibit 10.3)
(10)†††10.13	Genotyping Collaboration Agreement, dated as of February 12, 2001, by and between the Registrant and AstraZeneca UK, Limited (filed as Exhibit 10.13)
(10)10.14	Investor Rights Agreement, dated as of February 12, 2001, by and between Registrant and AstraZeneca UK, Limited (filed as Exhibit 10.14)
(11)10.15	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)
(11)10.16	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)
(11)10.17	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)
10.18	Loan and Security Agreement between Registrant and Comerica Bank California dated December 23, 2002
(5)10.19	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1)
(5)10.20	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
99.1	Certification of the Chairman of the Board and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†
Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Act, filed on February 18, 2000, April 7, 2000, and May 1, 2000.

††
Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Act, filed as of August 14, 2000.

†††
Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Act, filed as of April 2, 2001.

(1)	Previously filed with the Commission as Exhibits to and incorporated by reference from the Registrant’s current report on Form 8-K for the February 21, 2002 event.
(2)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-1, File No. 333-30774.

Back to Index

(3)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Proxy Statement-Prospectus on Form S-4, File No. 333-72442.
(4)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.
(5)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the March 31, 2003 event.
(6)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001
(7)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2001.
(8)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form 8-A.
(9)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.
(10)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2000.
(11)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-8, File No. 333-76744.

Item 15

Reports on Form 8-K

The Company filed or furnished the following reports on form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002:

Form 8-K filed October 15, 2002 announcing that the Company’s revised strategic business focus.

Form 8-K filed October 17, 2002 announcing the appointment of Andrew P. Savadelis as Chief Financial Officer of the Company.

Form 8-K furnished November 14, 2002 regarding certifications of the Company’s principal executive office and principal financial officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Form 8-K filed December 9, 2002 announcing the resignation of the Company’s President and Chief Executive Officer, Dale R. Pfost, PhD.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID BIOSCIENCES, INC.

Date: April 2, 2003	By: /s/ ANDREW P. SAVADELIS
Andrew P. Savadelis
Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ GEORGE POSTE, DVM, PhD	Director	April 2, 2003
	George Poste, DVM, Ph.D.	Chairman of the Board
(Principal Executive Officer)

By:	/S/ ANDREW P. SAVADELIS	Senior Vice President and	April 2, 2003
	Andrew P. Savadelis	Chief Financial Officer
(Principal Financial & Accounting Officer)

By:	/s/ SIDNEY M. HECHT, PhD	Director	April 2, 2003
Sidney M. Hecht, Ph.D.

By:	/s/ SAMUEL D. ISALY	Director	April 2, 2003
Samuel D. Isaly

By:	/s/ JEREMY M. LEVIN, D.Phil, MB.B Chir	Director	April 2, 2003
Jeremy M. Levin, D.Phil., MB.BChir.

By:	/s/ ERNEST MARIO, PhD	Director	April 2, 2003
Ernest Mario, Ph.D.

By:	/s/ KENNETH D. NOONAN, PhD	Director	April 2, 2003
Kenneth D. Noonan, Ph.D.

By:	/s/ ROBERT M. TIEN, MD, MPH	Director	April 2, 2003
Robert M. Tien, M.D., M.P.H.

By:	/s/ NICOLE S. WILLIAMS	Director	April 2, 2003
Nicole S. Williams

Back to Index

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George Poste, Chairman of the Board of Directors of Orchid BioSciences, Inc., (the “Registrant”) certify that:
1.	I have reviewed this annual report on Form 10-K of the Registrant;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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
6.
The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003	/s/ GEORGE POSTE
George Poste, DVM, Ph.D.
Chairman of the Board
(Principal Executive Officer)

Back to Index

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Andrew P. Savadelis, Senior Vice President and Chief Financial Officer of Orchid BioSciences, Inc., (the “Registrant”) certify that:
1.	I have reviewed this annual report on Form 10-K of the Registrant;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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
6.
The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003	/s/ ANDREW P. SAVADELIS
Andrew P. Savadelis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Back to Index

Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

(1)1.1	Underwriting Agreement by and between the Registrant and Robertson Stephens, Inc., dated February 21, 2002 (filed as Exhibit 1.1)
(2)2.1	Agreement and Plan of Merger by and among the Registrant, GS Acquisition Corp. and GeneScreen, Inc., dated December 21, 1999 (filed as Exhibit 2)
(3)2.2
Amended and Restated Agreement and Plan of Merger by and among the Registrant, Persia Merger Sub, Inc., Lifecodes Corporation and certain stockholders of Lifecodes Corporation, dated as of November 5, 2001 (filed as Annex A)

(4)3.1	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)
(4)3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)
(4)3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002 (filed as Exhibit 3.3)
(4)3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)
(5)3.5	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)
(6)3.6	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4)
(7)4.1	Specimen certificate for share of common stock (filed as Exhibit 4.1)

Back to Index

(8)4.2
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

(5)4.3	First Amendment to Rights Agreement by an between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)
(5)4.4	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1)
(2)10.1	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)
(2)10.2	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)
(2)10.3	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)
(2)10.4	Lease Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated March 6, 1998 (filed as Exhibit 10.4)
(2)†10.5	Collaboration Agreement, by and between the Registrant and Affymetrix, Inc., dated November 5, 1999, as amended by Amendment No. 1, dated November 12, 1999 (filed as Exhibit 10.5)
(2)10.6
License and Option Agreement, dated December 10, 1997, by and between Sarnoff Corporation and the Registrant, as amended by Amendment to License and Option Agreement, dated as of April13, 2000, by and between Sarnoff Corporation and the Registrant (filed as Exhibit 10.6)

(2)10.7	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Dale R. Pfost, Ph.D. (filed as Exhibit 10.7)
(2)10.8	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Donald R. Marvin (filed as Exhibit 10.8)
(2)†10.9	Agreement for the License and Supply of Terminators, dated February 16, 2000, by and between the Registrant and NEN Life Science Products, Inc. (filed as Exhibit 10.9)
(9)††10.10	Non-Exclusive License Agreement by and between Registrant and Applied Biosystems, dated as of July 1, 2000 (filed as Exhibit 10.1)
(9)††10.11	Non-Exclusive License Agreement by and between Registrant and Amersham Pharmacia Biotech, Inc., dated as of June 12, 2000 (filed as Exhibit 10.2)
(9)††10.12	License and Supply Agreement for Automated SNP Analysis by and between Registrant and Bristol-Myers Squibb Company, dated as of June 12, 2000 (filed as Exhibit 10.3)
(10)†††10.13	Genotyping Collaboration Agreement, dated as of February 12, 2001, by and between the Registrant and AstraZeneca UK, Limited (filed as Exhibit 10.13)
(10)10.14	Investor Rights Agreement, dated as of February 12, 2001, by and between Registrant and AstraZeneca UK, Limited (filed as Exhibit 10.14)
(11)10.15	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)
(11)10.16	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)
(11)10.17	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)
10.18	Loan and Security Agreement between Registrant and Comerica Bank California dated December 23, 2002
(5)10.19	Securities Purchase Agreement by an among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1)
(5)10.20	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
99.1	Certification of the Chairman of the Board and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†
Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Act, filed on February 18, 2000, April 7, 2000, and May 1, 2000.

††
Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Act, filed as of August 14, 2000.

†††
Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Act, filed as of April 2, 2001.

(1)	Previously filed with the Commission as Exhibits to and incorporated by reference from the Registrant’s current report on Form 8-K for the February 21, 2002 event.
(2)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-1, File No. 333-30774.
(3)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Proxy Statement-Prospectus on Form S-4, File No. 333-72442.
(4)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.
(5)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the March 31, 2003 event.
(6)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001
(7)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2001.
(8)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form 8-A.
(9)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.
(10)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2000.
(11)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-8, File No. 333-76744.

Where a document is incorporated by reference from a previous filing, the Exhibit number or Annex in that previous filing is indicated in parentheses after the description of such document.

Back to Index
Schedule II

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

Year ended December 31, 2002

(In thousands)

Column A	Column B	Column C			Column D	Column E

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (net)		Deduction	Balance at end of period

2002:
Allowance for doubtful accounts	$751	469	—		—	1,220
2001:
Allowance for doubtful accounts	508	106	266	(1)	129	751
2000:
Allowance for doubtful accounts	218	445	—		155	508

(1)
Relates to an increase in the Company’s allowance for doubtful accounts recorded upon the acquisition of Lifecodes which effect has not been included in the Company’s consolidated results of operations.