Form 10-Q
period 2003-03-31
ORCHID BIOSCIENCES INC
filed 2003-05-15
CIK 1107216

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of May 1, 2003, was 55,738,781.

Back to Contents

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

Assets	March 31, 2003	December 31, 2002

	(unaudited)
Current assets:
Cash and cash equivalents	$12,433	$9,985
Restricted cash	1,522	1,522
Stock subscription receivable	7,450	—
Accounts receivable, net	10,527	10,716
Inventory	1,190	944
Other current assets	1,167	1,623
Assets of a business component held for sale	10,594	10,497

Total current assets	44,883	35,287
Fixed assets, net	12,298	13,244
Goodwill, net	3,048	3,072
Other intangibles, net	16,098	16,585
Restricted cash	1,863	1,863
Other assets	383	383

Total assets	$78,573	$70,434

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,860	$8,510
Accounts payable	3,467	3,405
Accrued expenses	12,879	11,677
Deferred revenue	2,043	1,642
Liabilities of a business component held for sale	2,643	2,497

Total current liabilities	23,892	27,731
Long-term debt, less current portion	2,098	2,299
Other liabilities	1,667	1,711
Redeemable Convertible Series A preferred stock.
Designated 1,680 shares; $.001 par value; 1,675 and 0 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively;
stated and liquidation value of $16,750,000; minimum redemption
value of $20,937,500	12,977	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares;
1,675 and 0 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively (reported above)
Series A junior participating preferred stock, $.001 par value.
Designated 1,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value. Authorized 150,000,000 shares;
issued and outstanding 55,738,781 at March 31, 2003 and
December 31, 2002, respectively	56	56
Additional paid-in capital	306,597	303,953
Deferred compensation	(1,312)	(2,305)
Accumulated other comprehensive income	278	389
Accumulated deficit	(267,680)	(263,400)

Total stockholders’ equity	37,939	38,693

Total liabilities and stockholders’ equity	$78,573	$70,434

See accompanying notes to condensed consolidated financial statements.

Back to Contents

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three months ended March 31, 2003 and 2002
(In thousands, except share and per share data)
(unaudited)

	2003	2002

Revenues:
Product revenues	$—	$723
Service revenues	12,541	10,189
Other revenues	197	789

Total revenues	12,738	11,701

Operating expenses:
Cost of product revenues	—	248
Cost of service revenues	6,997	6,490
Research and development	1,205	5,624
Marketing and sales	1,868	2,164
General and administrative	5,960	8,357
Amortization of intangible assets	455	746

Total operating expenses	16,485	23,629

Operating loss	(3,747)	(11,928)
Other income (expense):
Interest income	13	280
Interest expense	(156)	(137)
Other income/(expense)	153	(140)

Total other income, net	10	3

Loss from continuing operations before income taxes	(3,737)	(11,925)
Income tax (expense)/benefit	(344)	894

Loss from continuing operations	(4,081)	(11,031)
Discontinued operations:
Income/(loss) from operations of a business held for sale	(199)	514

Net loss	(4,280)	(10,517)
Beneficial conversion feature of redeemable preferred stock	(744)	—

Net loss allocable to common stockholders	$(5,024)	$(10,517)

Basic and diluted loss from continuing operations
per share allocable to common stockholders	$(0.09)	$(0.22)
Basic and diluted income/(loss) from discontinued operations
per share	$(0.00)	$0.01
Basic and diluted net loss per share allocable to
common stockholders	$(0.09)	$(0.21)

Shares used in computing basic and diluted net
loss per share allocable to common
stockholders	55,738,781	49,418,418

See accompanying notes to condensed consolidated financial statements.

Back to Contents

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2003 and 2002
(In thousands)
(unaudited)

	2003	2002

Cash flows from operating activities:
Loss from continuing operations	$(4,081)	$(11,031)
Income/(loss) from discontinued operations	(199)	514
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Cash provided by discontinued operations	49	197
Noncash compensation expense	481	602
Depreciation and amortization	1,618	2,160
Warrants issued to third party as a financing fee	133	—
Changes in assets and liabilities:
Accounts receivable	189	289
Inventory	(246)	(1,041)
Other current assets	456	726
Other assets	—	(265)
Accounts payable	62	757
Accrued expenses	1,202	(716)
Deferred revenue	401	140
Other liabilities	(44)	(44)

Net cash provided by/(used in) operating activities	21	(7,712)

Cash flows from investing activities:
Capital expenditures	(217)	(1,187)
Maturities of short-term investments	—	13,755

Net cash provided by/(used in) investing activities	(217)	12,568

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	21,262
Net proceeds from issuance of redeemable convertible preferred stock	8,550	—
Repayment of debt from line of credit	(5,851)	(733)
Payments of patent obligation	—	(100)

Net cash provided by financing activities	2,699	20,429

Effect of foreign currency translation on cash and cash equivalents	(55)	(131)

Net increase in cash and cash equivalents	2,448	25,154
Cash and cash equivalents at beginning of period	9,985	10,746

Cash and cash equivalents at end of period	$12,433	$35,900

Supplemental disclosure of noncash financing and investing activities:
Reversal of deferred compensation from forfeiture of common stock options	$512	$—
Issuance of common stock warrants to investors of the redeemable preferred stock	2,903	—
Issuance of units of redeemable preferred stock to placement agent as a financing fee	750	—
Issuance of common stock warrants to placement agent of the redeemable preferred stock	120	—
Stock subscription receivable	7,450	—
Beneficial conversion feature of redeemable preferred stock	744	—
Changes in deferred compensation for grant, forfeiture and remeasurement of common stock options	—	324

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$148	$75

See accompanying notes to condensed consolidated financial statements.

Back to Contents

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(in thousands except share and per share data)
(unaudited)

(1)	Basis of Presentation, Organization and Liquidity

The accompanying unaudited condensed consolidated financial statements of Orchid BioSciences, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

During 2001, the Company consummated two acquisitions. On February 12, 2001, the Company acquired Cellmark Diagnostics (Cellmark), a division of AstraZeneca. Cellmark is a leading provider of genetic testing services in the United Kingdom (UK) which also sells kits and conducts testing for genetic diseases, including cystic fibrosis. On December 5, 2001, the Company acquired Lifecodes Corporation (Lifecodes). Lifecodes is a leading provider of genetic testing for forensics and paternity in the US, as well as donor transplantation matching.

The Company has not achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations and positive cash flows can be achieved or, if ever achieved, could be sustained on a continuing basis. The Company’s accumulated deficit aggregated $267,680 at March 31, 2003. During the first quarter of 2003, the Company consummated a financing transaction that it expects to be sufficient, coupled with existing cash on hand and the availability to the Company’s $10 million line of credit, to fund the Company’s operations at least through December 31, 2003. In addition, the Company holds its Diagnostic business for sale and expects that the sale of its Diagnostics business will generate incremental cash resources in 2003. The Company may be unable to raise additional funds or raise funds on terms that are acceptable to the Company. If future financing is not available to the Company, or is not available on terms acceptable to the Company, it may not be able to fund its future needs. If the Company raises funds through equity or convertible securities, the Company’s stockholders may experience dilution and the Company’s stock price may decline.

The Company has received a notice from the Nasdaq National Stock Market indicating that the Company has failed to comply with the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5) and that its common stock is subject to delisting from the Nasdaq. The Company filed a request for a hearing before the Nasdaq Qualifications Panel (the Panel) to appeal the staff determination which occurred on February 19, 2003. On March 26, 2003, the Panel determined to continue listing of the Company’s common stock on the Nasdaq National Market through June 24, 2003. On April 15, 2003, the Company held a special shareholders meeting at which the shareholders approved implementation of a reverse stock split in an attempt to comply with the minimum bid price above $1.00 before June 24, 2003. The Company’s Board of Directors has discretion to implement the approved reverse stock split at any time before June 12, 2003.

Back to Contents

There can be no assurance that the Panel will decide to allow the Company to remain listed or that the Company’s actions will prevent the delisting of its common stock from the Nasdaq National Market after June 24, 2003.

(2)	Inventory

Inventory is comprised of the following at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002

Raw materials	$770	$691
Work in progress	273	227
Finished goods	147	26

	$1,190	$944

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in SNP scoring, genotyping and to manufacture consumables. Work in progress consists mainly of case work not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

(3)	Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at March 31, 2003 and December 31, 2002:

	March 31, 2003			December 31, 2002

	Cost	Accumulated Amortization	Net	Cost	Amortization Accumulated	Net

Base technology	$5,980	$(1,651)	$4,329	$5,980	$(1,535)	$4,445
Customer list	5,040	(1,405)	3,635	5,040	(1,296))	3,744
Trademark/tradename	3,946	(702)	3,244	3,946	(613)	3,333
Patents and know-how	4,895	(248)	4,647	4,895	(147))	4,748
Other	547	(304)	243	579	(264)	315

Totals	$20,408	$(4,310)	$16,098	$20,440	$(3,855)	$16,585

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows:

Nine months ending December 31, 2003	$1,389
2004	1,798
2005	1,699
2006	1,699
2007	1,699

Back to Contents

There were no changes to goodwill during the quarter ended March 31, 2003 other than the effects of foreign currency translation which was $24 during the first quarter of 2003.

(4)	Debt

On December 23, 2002, the Company consummated a line of credit with a commercial bank for a maximum of $10,000. Any amounts outstanding pursuant to this line of credit are secured by substantially all of the Company’s assets. The borrowing base is based on 80% of eligible accounts receivable (as defined in the agreement). Borrowings pursuant to the line of credit bear interest at a range of prime plus 0.5% to 2.5% based on the liquidity ratio of the Company (as defined in the agreement). The line of credit agreement contains certain financial and non-financial covenants with which the Company was in compliance as of March 31, 2003. The agreement also contains a material adverse changes clause which, if triggered, would constitute an event of default. Pursuant to the terms of the line of credit, the Company also issued 215,000 warrants to purchase common stock of the Company at an exercise price of $0.64 per share. The warrants are immediately exercisable and have a five-year term. The Company calculated the $88 fair value of the warrants using the Black Scholes option pricing model. This value was recorded as debt issuance costs and is being amortized over the term of the debt. The line of credit expires in one year but contains automatic renewal provisions at the bank’s option. As of March 31, 2003, the Company had no amounts outstanding under the line of credit.

The Company also maintains amounts outstanding pursuant to another line of credit with another commercial bank which was entered into in December 1998 and amended in December 2000. The availability under this line of credit has expired. As of March 31, 2003, the Company had $4,777 outstanding under this line of credit. Pursuant to this line of credit, if the Company does not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35,000 or twelve month’s cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), the Company is required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. The Company was also required to provide a cash security deposit or obtain a letter of credit equal to $2,150 plus 50% of any future draw amount no later than June 30, 2001, unless the Company completed a follow-on equity offering of at least $50,000 in net unrestricted proceeds. During 2001, the Company did complete a follow-on offering, however, the net unrestricted proceeds from the offering were less than the minimum amount required under the loan line. The Company received written notice from the lender stating that the lender waived the requirement of a pledge of cash security deposit or letter of credit under this agreement. In addition, subsequent to March 31, 2002, the Company did not maintain the minimum unrestricted cash as defined in the Agreement. The Company also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter of credit under this agreement for the period of non-compliance through June 19, 2002. On June 19, 2002, the Company obtained a letter of credit in the amount of $2,682 as required by the amended line of credit, which was supported by a cash restriction on certain securities held by the Company. As such, this cash restriction, in addition to cash restricted under two of the Company’s operating leases is reflected as restricted cash in the condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002 of $3,385, of which $1,863 is classified as a long term asset.

(5)	Issuance and Sale of Series A Redeemable Convertible Preferred Stock and Warrants

On March 31, 2003, the Company completed the issuance and sale of 1,600 units (Units) to certain investors (each an Investor and collectively, the Investors). Each Unit consists of (i) one share of the Company’s newly created Series A Redeemable Convertible Preferred Stock, $.001 par value per share (the Series A Preferred Stock), convertible into approximately 22,222.22 shares of common stock, and (ii) a warrant (Warrant) to purchase approximately 6,666.67 shares of common stock. Each Unit had a purchase price of $10, providing the Company with $16,000 in net proceeds after $750 was allocated to bankers fees (see below). As of March 31, 2003, the Company received $8,550 of the total $16,000 which was anticipated on the closing of the financing transaction. The remaining $7,450 has been reflected as a stock subscription receivable in the accompanying condensed consolidated balance sheet as of March 31, 2003 and was collected in full on April 1, 2003. The Company also issued an additional 75 Units to a banker as a fee for this transaction and will pay certain other banker fees and expenses in connection with the transaction. The $750 which relates to the bankers fee which was taken in 75 Units was recorded as a reduction to the carrying value of the Series A Preferred Stock in the condensed consolidated balance sheet as of March 31, 2003. The Warrants associated with the 75 units issued to the banker in this transaction were valued at $120, based on the Black-Scholes option pricing model, and were also recorded as a reduction to the carrying value of the Series A Preferred Stock in the condensed consolidated balance sheet as of March 31, 2003. The Warrants associated with the Units sold to the Investors were valued at $2,903, based on the Black-Scholes option pricing model, and recorded as a reduction in the carrying amount of the Series A Preferred Stock that was issued and an increase to additional paid-in capital. As a result of the financing transaction, the Company recorded a beneficial conversion feature of $744 in the net loss allocable to common stockholders for the three months ended March 31, 2003. The beneficial conversion feature was calculated as the difference between the Company’s per share value as of the commitment date and the per share value of the Series A Preferred Stock transaction after giving effect to the value associated with the Investors Warrants.

Back to Contents

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

The holders of the Series A Preferred Stock have the right to require the Company to repurchase for cash the then outstanding shares of Series A Preferred Stock upon the occurrence of certain events, including:

•	if the common stock is not listed on either the NYSE, AMEX, NASDAQ, the OTCBB or the Bulletin Board Exchange for a total of ten days in any nine month period;

•	the institution of bankruptcy, insolvency, reorganization or liquidation proceedings by or against the Company, an assignment for the benefit of creditors by the Company or the appointment of a receiver or trustee for the Company;

•	a change of control of the Company as defined in the certificate of designations;

•	the Company’s failure to pay in full dividends on the Series A Preferred Stock on any two consecutive dividend dates;

•	a registration statement required to be filed by the Company to register common shares underlying the Series A Preferred Stock and Warrants is not declared effective within a certified period, as defined in the certificate of designations or after being declared effective, cannot be utilized by the holders of the Series A Preferred Stock for resale of all of their shares for more than a total of 45 days; or

•	failure by the Company to convert the Series A Preferred Stock when requested by the holders.

The redemption amount that the Company is required to pay equals 125% of the purchase price of the Series A Preferred Stock and the accrued and unpaid dividends, except that in the case of a change of control, the redemption equals 150% of such amount. The Series A Preferred Stock is also entitled to a liquidation preference equal to the purchase price plus all accrued and unpaid dividends. Due to the redemption characteristics of the Series A Preferred Stock, the Company has classified the carrying value of the Series A Preferred outside of stockholders’ equity in the accompanying condensed consolidated balance sheet as of March 31, 2003. The Company will not accrete the carrying value of the Series A Preferred Stock to the redemption value until an event that would require redemption becomes probable. As of March 31, 2003, the redemption of the Series A Preferred Stock is not probable and the Series A Preferred Stock has been recorded at its original carrying value in the accompanying condensed consolidated balance sheet as of March 31, 2003, accordingly.

Back to Contents

If certain requirements as defined in the agreement are met after the second anniversary of the financing, the Company may at its option redeem the Series A Preferred Stock in whole or in part for 125% of the original purchase price. If the Company stock price exceeds certain levels for certain periods of time, as defined in the agreement, or the Company consummates an underwritten public offering of its common stock at certain levels, as defined in the agreement, the Company may at its option redeem the Series A Preferred Stock in an amount equal to the original purchase price.

The Warrants are exercisable at any time after the first anniversary of the issuance date through the fifth anniversary of the issuance date at an exercise price equal to $0.45 per share. In addition, the Warrants are exercisable via a cashless exercise from the second anniversary of the issuance date through the fifth anniversary of the issuance date.

The Company is currently in the process of negotiating the terms of a consulting arrangement with the Investors pursuant to which the Investors will provide strategic and financial services to the Company.

(6)	Discontinued Operations

During the year ended December 31, 2002, management with the appropriate authority made the decision to sell the Diagnostics business unit. This decision was made after an internal evaluation of the strategic direction of the Company was performed. The Company decided to focus its efforts on the services businesses where it offers paternity, forensics and public health testing. The Company expects this sale to occur in 2003. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has not included the results of operations of its Diagnostics business held for sale in the results from continuing operations. The results of operations for this business unit held for sale have been reflected in discontinued operations. The $199 of loss and $514 of income from discontinued operations for the three months ended March 31, 2003 and 2002, respectively, consists of the following:

	2003	2002

Revenues	$2,690	$4,129
Costs of products and services revenues	1,788	2,322

Gross margin	902	1,807
Research and development	373	85
Selling and marketing	541	57
General and administrative	190	842
Amortization of intangible assets	-	231

Operating income/(loss)	(202)	592
Other income/(expenses)	3	(78)

Net income/(loss)	$(199)	$514

The assets and liabilities of the business held for sale has been reflected as such in the condensed consolidated balance sheet as of March 31, 2003 and December 31, 2002. As the Company expects to sell this business within the next year, all of the assets and liabilities for both periods presented have been reflected as current. The components of these assets and liabilities are as follows:

Back to Contents

	March 31, 2003	December 31, 2002

Accounts receivable	$1,393	$1,321
Inventory	2,320	2,388
Other current assets	218	222

Current assets	3,931	3,931
Fixed assets	3,142	3,045
Intangible assets	3,521	3,521
Other long term assets	—	—

Total assets	10,594	10,497
Accounts payable and accrued expenses	2,615	2,459
Other liabilities	28	38

Total liabilities	2,643	2,497

Net assets	$7,951	$8,000

(7)	Stock-Based Compensation

The Company accounts for its stock-based compensation to employees and members of the board of directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market price (estimated fair value prior to the initial public offering in May 2000 (IPO)) of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation , (SFAS 123) which permits entities to provide pro forma net loss and net loss per share disclosures for stock-based compensation as if the fair value method defined in SFAS 123 had been applied. Had the Company determined compensation cost for options based on the fair value method at the measurement date for its stock options under SFAS 123, the Company’s net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below:

	Three Months ended March 31,

	2003	2002

Net loss allocable to common stockholders:
As reported	$(5,024)	$(10,517)
Add: Stock-based employee compensation expense included in reported
net loss allocable to common stockholders	481	836
Deduct: Total stock-based employee compensation expense determined
under the fair value method for all awards	(701)	(2,019)

Pro forma under SFAS 123	$(5,244)	$(11,700)

Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.09)	$(0.21)
Pro forma under SFAS 123	(0.09)	(0.24)

In determining the fair value for grants of common stock options, the Company used the following assumptions:

	Three Months ended March 31,

	2003	2002

Risk-free interest rate	4.85%	5.00%
Volatility	90%	90%
Expected option life	5.5 years	7 years
Expected dividend yield	0%	0%

Back to Contents

(8)	Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is displayed as a separate component of stockholders’ equity. The following table reconciles net loss to comprehensive loss for the three months ended March 31, 2003 and 2002:

	Three months ended
	March 31,

	2003	2002

Net loss	$(4,280)	$(10,517)
Other comprehensive loss:
Unrealized holding loss
arising during the period	—	(253)
Less reclassification adjustment for
gains included in net loss	—	105

Unrealized holding loss on
available-for-sale securities	—	(358)
Foreign currency translation
Adjustments	(111)	(252)

Other comprehensive loss	(111)	(610)

Comprehensive loss	$(4,391)	$(11,127)

(9)	Segment Information

In early 2002, the Company completed an internal process of realigning its business into four business units. These business units consisted of Orchid Identity Genomics, Orchid GeneShield, Orchid Diagnostics and Orchid Life Sciences. A brief description of all of the business units which were determined to be reportable segments is as follows:

•	Orchid Identity Genomics provides DNA testing for paternity and forensics determinations to state and local governmental authorities as well as to individuals and organizations, through Orchid GeneScreen and Orchid Cellmark;

•	Orchid GeneShield is developing programs designed to accelerate the adoption and use of personalized medicine by patients and physicians;

•	Orchid Diagnostics provides products and services for genetic testing, including HLA genotyping, disease susceptibility testing and immunogenetics, or the study of the relationship between an individual’s immune response and their genetic makeup, to individuals; and

•	Orchid Life Sciences developed and marketed products, services and technologies for SNP genotyping, or scoring, and genetic diversity analyses to life sciences and biomedical researchers as well as pharmaceutical, agricultural, diagnostic and biotechnology companies. Orchid Life Sciences also performs scrapie susceptibility testing primarily for the UK government through Orchid Europe with the goal of breeding sheep genetically resistant to the disease scrapie. The product portion of this business unit was divested in 2002 and the SNP genotyping service business has been considered a non-core business for the Company. The scrapie susceptibility testing business is still considered to be part of the core focus of the Company on an ongoing basis and the Company has accordingly renamed the Orchid Life Sciences business unit to Orchid Public Health.

The Board of Directors of the Company committed to sell the Company’s Diagnostic business unit during 2002 and expects to complete the sale in 2003. As a result of this decision, the segment information for the Diagnostics business unit has been excluded below. Note 6 depicts the operations of that business which is reflected as discontinued operations and the assets and liabilities of that business unit are considered as “held for sale”. The chief operating decision maker of the Company measures segment profit/(loss) using operating income/(loss), which excludes other income (expense) and allocation of corporate expenditures. These corporate costs which include treasury, human resources, finance, restructuring costs and certain other corporate functions, are included in corporate and all other. “All other” also reflects the operations of Orchid GeneShield during the three months ended March 31, 2003 and 2002 which the Company considers to be insignificant from a segment reporting perspective. Goodwill has been allocated to each reportable segment as shown below. Prior period information presented below has been restated to conform to the current segment presentation.

Back to Contents

	Identity Genomics	Public Health (1)	Corporate and all other	Total

As of and for three months ended March 31, 2003:
Revenues from external customers	$10,671	$1,776	$291	$12,738
Segment operating income/(loss)	1,934	721	(6,402)	(3,747)
Goodwill	3,048	—	—	3,048

Total assets from continuing operations	36,016	2,601	29,362	$67,979
Total assets from discontinued operations				10,594

Total assets				$78,573

As of and for three months ended March 31, 2002:
Revenues from external customers	$9,186	$2,515	$—	$11,701
Segment operating loss	(266)	(4,224)	(7,438)	(11,928)
Goodwill	2,269	—	—	2,269

Total assets from continuing operations	38,441	27,822	47,604	$113,867
Total assets from discontinued operations				16,640

Total assets				$130,507

(1)	The three months ended March 31, 2003, as depicted above, reflects the Public Health testing business related to scrapie susceptibility testing, which is what the Company refers to as Public Health testing. Included in the amounts reflected for the three months ended March 31, 2002 includes the results of operations of the public health business in addition to the products, services and technologies for SNP genotyping, or scoring, and genetic diversity analyses (SNP Genotyping). The SNP Genotyping business had historically incurred significant losses due to its research and development activities. The product related assets of SNP Genotyping were sold to a third party in 2002 and therefore these activities are not included in the three months ended March 31, 2003. Revenues and operating income for public health on a standalone basis for the three months ended March 31, 2002 were $589 and $77, respectively.

(10)	Commitments and Contingencies

In connection with the Company’s acquisition of certain patents in 2002 and 2001, the Company assumed obligations to pay future amounts over the next two to three years. The obligations have been recorded in the accompanying consolidated balance sheet as of March 31, 2003, at the net present value of the future obligations. The payments which are to be made to the original patent holders are as follows:

Back to Contents

2003	$1,618
2004	1,593
2005	310

Total	3,521
Less amount that represents interest	(255)

Present value of future obligations	3,266
Less current portion	1,618

Present value of future obligations, less current portion	$1,648

The Company is also obligated to pay minimum royalties related to these patents of $1,200 in 2005, $1,600 in 2006, and $1,900 in 2007 until the expiration of the agreement.

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

On February 13, 2002 the Company received a Notice of Lawsuit and Request for Waiver of Service of Summons and a copy of the complaint filed in the United States District Court for the Southern District of New York in connection with a class action lawsuit. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleged that, in connection with the Company’s May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the un derwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. The claims against individuals officers named as defendants were earlier dismissed without prejudice, subject to a tolling agreement. There is currently a draft settlement agreement in review by defendant issuers. The Company has not reserved any amount related to this case as it believes that the allegations are without merit and it intends to vigorously defend itself against the plaintiffs’ claims.

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

Back to Contents

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

The Company is in a dispute with and anticipates receiving notification in the near future that DKMS has filed a suit against it for damages under the SPA for the full amount of their cost to acquire MMD. DKMS is anticipated to claim defects in the MMD lab. The Company has not reserved any amount related to this case and believes that the allegations are without merit and intends to vigorously defend against these anticipated claims. Legal proceedings are likely to occur no earlier than the fall 2003. In addition, in December 2002, the Company filed a claim in Germany against DKMS for significant unpaid accounts receivable that accrued during the year ended December 31, 2002. The accounts receivable amounts were for HLA typing conducted by the Diagnostics business unit, which the Company currently plans to sell. The services performed by the Company’s Diagnostics business unit were exclusively upon DKMS’ request. Legal proceedings for the Company’s outstanding accounts receivable are expected to take place in Germany by summer 2003.

Additionally, the Company has other certain claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on the Company’s financial position or results of operations.

(11)	Income Tax (Expense)/Benefit

During the three months ended March 31, 2003, the Company recorded $344 in foreign income tax expense associated with the Company’s operations in Europe which is currently generating taxable income.

The Company participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the Program), which allows certain high technology and biotechnology companies to sell unused net operating loss carryovers to other New Jersey corporation business taxpayers. During 2000, the Company submitted an application to the New Jersey Economic Development Authority (the EDA) to participate in the Program, and the application was approved. The EDA then issued a certificate certifying the Company's ability to participate in the Program and the amount of New Jersey net operating loss carryovers the Company has available to transfer. Since New Jersey law provides that net operating losses can be carried over for up to seven years, the Company may be able to transfer its New Jersey net operating losses from the last seven years. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit.

During January 2002, the Company completed the sale of approximately $11,000 of its New Jersey tax loss carryforwards and received $894, which was recorded as an income tax benefit.

Back to Contents

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition as of March 31, 2003 and the Results of Operations for the three months ended March 31, 2003 and 2002 should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In 2001, our business focused on our SNP scoring products and services that used our proprietary primer extension technology, and on our identity genomics services in paternity and forensics. Since late 1999, following our acquisition of GeneScreen, Inc. (GeneScreen) and, our subsequent acquisitions of Cellmark and Lifecodes, both in 2001, we have been a leading provider of DNA testing services in the paternity, forensics and human leukocyte antigen, or HLA, transplantation typing fields.

During 2002, we conducted a strategic review of our business and, as a result, we are focusing on our high growth services businesses where we are a market leader in profiling genetic uniqueness, including forensics, paternity and public health testing as well as personalized medicine. In December 2002, we disposed of our SNP genotyping instruments and related consumables assets offered by our Orchid Life Sciences business unit. The only remaining portion of the Orchid Life Sciences business unit is the scrapie susceptibility testing primarily performed for the UK government with the goal of breeding sheep genetically resistant to the disease scrapie. This business unit has been renamed to Orchid Public Health. We intend to continue to leverage our leading SNP technology in providing genoprofiling services offered by our other business units. During 2002 we also decided to sell our Diagnostics business unit. This business unit offers diagnostic testing consumables for laboratories throughout the US and Europe as well as HLA testing for organ transplantation and cystic fibrosis testing. Our Diagnostic business unit is considered to be a non-core asset that we expect to sell and, therefore, has been reflected as a discontinued operation in our consolidated results of operations.

Our ability to achieve profitability will depend largely on our ability to continue to grow revenues and increase gross margins in genoprofiling services for the forensics, paternity, public health, and personalized healthcare markets. Our provision of genoprofiling services depends, in part, on our ability to leverage our leading SNP technology where it provides us a competitive advantage.

We have incurred losses since inception, and, as of March 31, 2003, we had total stockholders’ equity of approximately $37.9 million, including an accumulated deficit of approximately $267.7 million. We anticipate incurring additional losses at least through the third quarter of 2003. During 2002, we secured a $10 million line of credit with a commercial lender which expires in December 2003 but contains automatic renewal provisions at the commercial lender’s option. In 2003, we issued and sold an aggregate of 1,600 units, each unit consisting of one share of our Series A convertible preferred stock and one warrant to purchase our common stock for aggregate net proceeds of $16.0 million (see “Liquidity and Capital Resources” below). In addition, we are also evaluating other sources of cash including our commitment to sell and divest non-core assets such as the Diagnostics business unit. We cannot make any assurance that any of these prospective arrangements to secure cash to fund future operations will be successful.

Back to Contents

Acquisition, Divestitures and Establishment of New Businesses

On December 30, 1999, we acquired GeneScreen, Inc., which operates DNA testing laboratories in Dallas, Texas and Dayton, Ohio. Orchid GeneScreen performs DNA laboratory analyses for paternity and forensic testing. Orchid GeneScreen’s primary source of revenue is paternity testing under contracts with various state and county government agencies.

On February 12, 2001, we acquired Cellmark Diagnostics, a division of AstraZeneca, in an asset acquisition. Cellmark is a leading provider of genetic testing services in the UK and sells kits and conducts testing for genetic diseases, including cystic fibrosis.

On December 5, 2001, we acquired all of the outstanding equity securities of Lifecodes Corporation. Lifecodes is a leading provider of DNA testing for forensics and paternity in the US as well as transplantation testing. We acquired Lifecodes in order to strengthen our position in the clinical grade testing market. Lifecodes also maintains a diagnostic kit business which, subsequent to our sale of the Orchid Life Sciences product related assets, comprises our only products business and which is currently held for sale as part of Orchid Diagnostics. We believe that this acquisition, in addition to the two previous acquisitions of GeneScreen and Cellmark, are significant steps in providing cost efficient, high throughput clinical testing businesses which form the core focus of our company.

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

In December 2002, as part of our strategic restructuring, we sold the products related assets of the Orchid Life Sciences business to Beckman Coulter, Inc. for a combination of cash payments and Beckman Coulter’s assumption of certain debt. In addition, we have committed to sell the Orchid Diagnostics business unit. We believe that our acquisitions, establishment of our business focus and selected divestitures will allow us to focus on key portions of our business and allow us to move closer to achieving profitability.

Compensation Charges

In prior years, we recorded deferred compensation resulting from the granting of stock options to employees, directors, or consultants with exercise prices below the fair market value of the underlying common stock at the date of their grant. During 2001 and 2002, all stock options were granted with grant prices equal to the fair value of our common stock at the grant date. The portion of these deferred compensation amounts which resulted from grants to consultants is subject to re-measurement at the end of each reporting period based upon the changes in the fair value of our common stock until the consultant completes performance under his or her respective option agreement.

Back to Contents

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

In connection with the research and development collaborations that provided the majority of our revenues in the early years of our corporate history, we recognized revenues when related research expenses were incurred and when we satisfied specific performance obligations under the terms of the respective research contracts. We deferred up-front licensing fees obtained in connection with such agreements and amortized them over the estimated performance period of the respective research contract. We recognized milestone payments as revenues upon the completion of the milestone event or requirement, if it represented the achievement of a significant step in research and development or performance process.

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

Back to Contents

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

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets, excluding goodwill, amounted to $16.1 million as of March 31, 2003. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

The Nasdaq National Marketing Listing

We received a notice from the Nasdaq National Stock Market indicating that we have failed to comply with the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5) and that our common stock is subject to delisting from the Nasdaq. We filed a request for a hearing before the Nasdaq Qualifications Panel (the Panel) to appeal the staff determination, which occurred on February 19, 2003. On March 26, 2003, the Panel determined to continue listing of our common stock on the Nasdaq National Market through June 24, 2003. We have implemented a number of actions during the past several months which are designed to enhance our overall business, reduce our operating losses and strengthen our cash position. We expect that these actions, as well as further initiatives currently being pursued, will help increase our share price above $1.00 before June 24, 2003. We have also sought and obtained stockholder approval to implement a reverse stock split in an attempt to comply with the minimum bid price requirement. There can be no assurance that the Panel will decide to allow us to remain listed or that our actions will prevent the delisting of our common stock from the Nasdaq National Market after June 24, 2003.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 and 2002

The Diagnostic business unit is considered to be a non-core asset which we expect to and have committed to sell and, therefore, has been reflected as a discontinued operation. Accordingly, we have not included the results of operations of the Diagnostics business held for sale in the results of continuing operations in any period presented. The results of operations for this business unit have been reflected in discontinued operations for all periods presented. The assets and liabilities of the Diagnostics business held for sale have been reflected as such in the condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002. As we expect to sell this business within the next year, all of the assets and liabilities have been reflected as current.

Revenues

Revenues for the three months ended March 31, 2003 of approximately $12.7 million represents an increase of approximately $1.0 million as compared to revenues of approximately $11.7 million for the comparable period of 2002. This increase is primarily attributable to an increase of approximately $2.4 million in service revenues, which primarily relates to an increase in our UK based service business which grew to approximately $4.6 million during the three months ended March 31, 2003 compared to approximately $2.2 million during the comparable period of prior year. Our UK business performs paternity and forensics testing as well as public health SNP genotyping services. During the three months ended March 31, 2003, we did not recognize any product revenues which is directly related to the our decision to sell the Diagnostics business unit and the sale of our Life Sciences product related assets in 2002. We also recognized approximately $0.2 million in other revenues, specifically license and grant revenues, during the three months ended March 31, 2003, compared to approximately $0.8 million during the comparable period of the prior year. This decline relates to various technology licensing arrangements entered into in 2002 which did not occur in 2003. As a result of the strategic refocusing of our business, we anticipate entering into fewer licensing arrangements than in prior years as we focus on the services businesses.

Back to Contents

Cost of Product Revenues

There were no cost of product revenues for the three months ended March 31, 2003 compared to approximately $0.2 million of cost of product revenues for the comparable period of the prior year. This is directly related to our decision to sell our Diagnostics business unit and the sale of our Life Sciences product related assets in 2002.

Cost of Service Revenues

Cost of service revenues was approximately $7.0 million, or 56% of services revenues, for the three months ended March 31, 2003 compared to approximately $6.5 million, or 64% of service revenues for the comparable period of the prior year. The increase in cost of service revenues, in dollars, relates to the significant increase in service revenues during the three months ended March 31, 2003. The decrease in cost of service revenues as a percent of service revenues is attributed to better utilization of our domestic and UK laboratories as testing volumes increased during 2003 versus 2002.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing, and enhancement of our products and services. Research and development expenses for the three months ended March 31, 2003 were approximately $1.2 million, a decrease of approximately $4.4 million, as compared to approximately $5.6 million for the comparable period of the prior year. The decrease in research and development expenses for the three months ended March 31, 2003 as compared to the comparable previous year was primarily attributable to a reduction in the research and development efforts undertaken by our Life Sciences business unit in 2002. Life Sciences incurred significant research and development cost in completing its collaboration with the SNP Consortium, which was completed in the first quarter of 2002. The Life Sciences business unit was also active in developing and commercializing the Ultra High Throughput (UHT) genotyping platform. During the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 there was a reduction in lab supplies, salaries and related personnel benefits, depreciation and consulting which all relate to the various restructuring efforts taken by us during 2002.

Marketing and Sales Expenses

Marketing and sales expenses consist of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. These costs include travel, advertising, market research costs, and certain professional fees. Marketing and sales expense for the three months ended March 31, 2003 was approximately $1.9 million as compared to approximately $2.2 million during the comparable period of the prior year. The decrease in these costs of approximately $0.3 million was substantially related to reduced marketing initiatives while we completed the financing at the end of the first quarter of 2003. During the prior year quarter ended March 31, 2002, we had also been accruing for bonuses related to sales and marketing personnel which is not being accrued for in 2003.

Back to Contents

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. General and administrative expenses for the three months ended March 31, 2003 were approximately $6.0 million, a decrease of approximately $2.4 million, as compared to approximately $8.4 million for the comparable period of the prior year. We attribute the decrease in overall general and administrative expenses to the restructuring efforts taken in 2002. General and administrative costs, specifically personnel related, have decreased by approximately $2.0 million during the three months ended March 31, 2003 as compared with the comparable period of 2002. Facility costs, which mainly includes rent, utilities and depreciation has also decreased by approximately $1.2 million for the three months ended March 31, 2003 as compared with the comparable period of 2002. Also, we incurred approximately $0.8 million in the general and administrative expenses for the three months ended March 31, 2003, which we do not expect to continue during the remainder of 2003, consisting of approximately $0.5 million associated with a third party banker who assisted us in our preparation to obtain the financing which was consummated in March 2003 and an additional $0.3 million in legal costs associated with strategic corporate activities.

Amortization of Intangible Assets

During the three months ended March 31, 2003, we recorded approximately $0.5 million of amortization of intangible assets as compared to approximately $0.7 million during 2002. During the three months ended March 31, 2003 we had a lower amount of amortization due to the impairment charge related to intangible assets of our Life Sciences business unit which we recorded in the forth quarter of 2002. We expect that our amortization of intangible assets will continue to be approximately $0.5 million on a quarterly basis for the remaining nine months of 2003.

Interest Income

Interest income for the three months ended March 31, 2003 was less than $0.1 million, compared to approximately $0.3 million during the comparable period of the prior year. This decrease was primarily due to interest received on less cash, cash equivalent, and short-term investment balances than we had held during the first quarter of 2002.

Interest Expense

Interest expense for the three months ended March 31, 2003 was approximately $0.2 million compared to approximately $0.1 million during the comparable period of the prior period. Interest expense during these years was comparable because of the comparable level of long term debt.

Income Tax (Expense)/Benefit

During the three months ended March 31, 2003, we recorded income tax expense of approximately $0.3 million which was directly related our UK business which is generating taxable income from operations. During the three months ended March 31, 2002, we recorded an income tax benefit of approximately $0.9 million. This was related to the sale of some of our state net operating loss carryforwards to another company, which was authorized by the New Jersey Economic Development Authority.

Back to Contents

Discontinued Operations

We consider our Diagnostic business unit to be a non-core asset which we expect to and have committed to sell and therefore, has been reflected as a discontinued operation. The results of operations for this business unit have been reflected in discontinued operations. We recorded approximately $0.2 million of losses during the three months ended March 31, 2003 and $0.5 million of income from the discontinuance of the Diagnostic business during the three months ended March 31, 2002. A contributing factor for the loss during the first quarter of 2003 is a direct result of the loss of a German customer for which our Diagnostic business had historically performed a significant amount of service work. Revenues associated with this customer have been reduced dramatically due to the current litigation with this customer.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, during the three months ended March 31, 2003, we reported a net loss of approximately $4.3 million compared to a net loss of approximately $10.5 million for the comparable period of the prior year. We also recorded a beneficial conversion feature of approximately $0.7 million which was included in our net loss allocable to common stockholders of approximately $5.0 million. The beneficial conversion feature related to our Series A preferred financing was calculated as the difference between our per share value as of the commitment date and the per share value of the transaction after giving effect to the value associated with the investors warrants to purchase common stock. (See “Liquidity and Capital Resources” below for a further discussion of the financing).

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2003, we completed the issuance and sale of 1,600 units (Units) to certain investors (each an Investor and collectively, the Investors). Each Unit consists of (i) one share of our newly created Series A Convertible Preferred Stock, $.001 par value per share (the Series A Preferred Stock), convertible into approximately 22,222.22 shares of our common stock, and (ii) a warrant (Warrant) to purchase approximately 6,666.67 shares of our common stock. Each Unit had a purchase price of $10,000, providing us with $16.0 million in gross proceeds. We also issued an additional 75 Units to our banker as a fee for this transaction and will pay certain other banker fees and expenses in connection with the transaction.

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

The holders of the Series A Preferred Stock have the right to require us to repurchase for cash the then outstanding shares of Series A Preferred Stock upon the occurrence of certain events, including:

•	if our common stock is not listed on either the NYSE, AMEX, NASDAQ, the OTCBB or the Bulletin Board Exchange for a total of ten days in any nine month period;

Back to Contents

•	the institution of bankruptcy, insolvency, reorganization or liquidation proceedings by or against us, an assignment for the benefit of creditors by us or the appointment of a receiver or trustee for us;

•	a change of control of our company, as defined in the certificate of designations;

•	our failure to pay in full dividends on the Series A Preferred Stock on any two consecutive dividend dates;

•	a registration statement required to be filed by the Company to register common shares underlying the Series A Preferred Stock and Warrants is not declared effective within a certain period, as defined in the certificate of designations or after being declared effective, cannot be utilized by the holders of the Series A Preferred Stock for resale of all of their shares for more than a total of 45 days; or

•	our failure to convert the Series A Preferred Stock when requested by the holders, as defined in the agreement.

The redemption amount that we are required to pay equals 125% of the purchase price of the Series A Preferred Stock and the accrued and unpaid dividends, except that in the case of a change of control, the redemption equals 150% of such amount. The Series A Preferred Stock is also entitled to a liquidation preference equal to the purchase price plus all accrued and unpaid dividends. Due to the redemption characteristics of the Series A Preferred Stock, we have classified the carrying value of the Series A Preferred outside of stockholders’ equity in the accompanying condensed consolidated balance sheet as of March 31, 2003. We will not accrete the carrying value of the Series A Preferred Stock to the redemption value until an event that would require redemption becomes probable. As of March 31, 2003, the redemption of the Series A Preferred Stock is not probable and the Series A Preferred Stock has been recorded at its original carrying value in the accompanying condensed consolidated balance sheet as of March 31, 2003, accordingly.

If certain requirements as defined in the agreement are met after the second anniversary of the financing, we at our option may redeem the Series A Preferred Stock in whole or in part for 125% of the original purchase price. If our stock price exceeds certain levels for certain periods of time, as defined in the agreement, or we consummate an underwritten offering at certain levels as defined in the agreement, we may at our option redeem the Series A Preferred Stock in an amount equal to the original purchase price.

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

We are currently in the process of negotiating the terms of a consulting arrangement with the Investors pursuant to which the Investors will provide us with strategic and financial services.

On December 23, 2002, we consummated a line of credit with a commercial bank for a maximum of $10 million. The borrowing base is based on 80% of eligible accounts receivable (as defined in the agreement). Borrowings pursuant to the line of credit bear interest at a range of prime plus 0.5% to 2.5% based on our liquidity ratio as defined). The line of credit contains certain financial and non-financial covenants with which we were in compliance as of March 31, 2003. This agreement also contains a material adverse change clause which, if triggered, would constitute an event of default. The line of credit expires in one year but contains automatic renewal provisions at the bank’s option.

Back to Contents

In March 2002, we completed a follow-on offering of our common stock for approximately $21.3 million. At March 31, 2003, we had borrowings of approximately $4.8 million outstanding related to a loan which was entered into primarily for equipment financing. If we do not maintain minimum unrestricted cash, as defined in the loan agreement, equal to the greater of $35.0 million or twelve months’ cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), we are required to provide a cash security deposit or letter of credit equal to an amount defined in the loan agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. As of December 31, 2001, and just prior to our March 2002 equity offering we did not maintain the minimum unrestricted cash defined in the loan agreement. We received a waiver from our lender regarding our noncompliance with this covenant for this period. Subsequent to March 31, 2002, we did not maintain the minimum cash defined in the loan agreement. We have also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter or credit under this loan agreement for the period of noncompliance through June 19, 2002. On June 19, 2002, we obtained a letter of credit in the amount of approximately $2.7 million as required by the loan agreement, which was supported by a cash restriction on certain securities held by us. As such, this cash restriction, in addition to cash restricted under two of our operating leases is reflected as restricted cash in the condensed consolidated balance sheet as of March 31, 2003 of $3.4 million, of which approximately $1.9 million is classified as a long term asset.

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

As of March 31, 2003, we had approximately $19.9 million in cash and cash equivalents and stock subscription receivables as compared to approximately $10.0 million as of December 31, 2002. Working capital increased to approximately $21.0 million at March 31, 2003 from approximately $7.6 million at December 31, 2002. This increase in working capital is due to the $16 million in financing which was completed on March 31, 2003.

Net cash provided by operations for the three months ended March 31, 2003 was less than $0.1 million compared with cash used in operations of approximately $7.7 million for the comparable period of the prior year. Investing activities included capital expenditures of approximately $0.2 million. Financing activities primarily consisted of approximately $8.6 million of net proceeds from our offering of redeemable convertible preferred stock in March of 2003 and repayment of debt of approximately $5.9 million, which includes $5.2 million which was repaid on our $10 million credit facility. In addition to the $8.6 million which was received on March 31, 2003, the remaining $7.4 million from the redeemable convertible preferred stock offering was collected on April 1, 2003.

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

We believe that our existing cash on hand, with the inclusion of the 2003 financing and the availability of our line of credit as described above, will be sufficient to fund our operations through at least December 31, 2003. We may need to access the capital markets for additional financing to operate our ongoing business activities after that time if our future results of operations fall below our expectations. We may be unable to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

Back to Contents

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

CONTRACTUAL COMMITMENTS

We maintain multiple contractual commitments as of March 31, 2003, which will support our future business operations. Such commitments relate to noncancelable operating lease arrangements, long-term debt, minimum supply purchases, and future patent and minimum royalty obligations. We have identified and quantified the significant commitments in the following table.

Back to Contents

Payments due by period
(In thousands)

	Year ending December 31 (nine months for 2003)

	2003	2004	2005	2006	2007	Thereafter	Total

Contractual obligations:
Noncancelable
operating lease
arrangements (1)	$2,918	3,433	3,072	2,429	2,100	7,713	21,665
Long-term debt (2)	2,659	1,702	597	—	—	—	4,958
Future patent
obligations (3)	1,618	1,593	310	—	—	—	3,521
Minimum purchase
commitments (4)	1,300	1,300	—	—	—	—	2,600
Future minimum
royalties (5)	—	—	1,240	1,550	1,940	—	4,730

Total contractual
obligations	$8,495	8,028	5,219	3,979	4,040	7,713	37,474

(1)	Such amounts represent future minimum rental commitments for office space leased under noncancelable operating lease arrangements. We lease approximately 208,000 square feet for operations in the US and approximately 75,000 square feet in Abingdon, UK to support foreign operations.
(2)	Such amounts primarily consist of amounts payable pursuant to our line of credit and equipment loan line. Also included in such amounts are capital lease obligations for certain machinery and equipment (including interest).
(3)	Such amounts represent obligations to pay future amounts over the next three years in conjunction with our acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix in July 2001 as well as our obligation to pay St. Louis University in connection with our patent acquisition.
(4)	Such amounts represent minimum purchase commitments of materials and supplies from Beckman Coulter Inc. as a result of the OEM Supply Agreement dated December 19, 2002.
(5)	In connection with our acquisition of US Patent No. 5,856,092, we are also obligated to pay future minimum royalties as shown and $1.9 million until the expiration of the agreement related to these patents.

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

Back to Contents

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects; the expectation that our forensics business will generate increasing revenues and that revenues generally will increase; the expected uses for, the timing of the introduction of, and the implementation of our and GeneShield’s products and services; the anticipation of incurring additional losses at least through the third quarter of 2003; the expected timing and outcome of litigation; the expectation of selling the Diagnostics business unit in 2003 and the expectation of generating incremental cash resources from the sale in 2003; the expectation of becoming profitable in late 2003; the expectation of reaching operating profitability and positive cash flows in late 2003; the expectation that our actions and initiatives will increase our share price and ability to remain listed on the Nasdaq National Market; the expectation that restructuring efforts in 2002 will reduce cash expenditures; the expected amounts of future expenses; the planned uses of our laboratories; the intention of continuing to leverage our SNP technologies in our paternity, forensics, public health and pharmacogentic businesses; the intention to vigorously defend lawsuits; the belief that our acquisitions, establishment of new businesses, selected divestitures and increases in revenues and gross margins will allow us to focus on key portions of our business and allow us to move closer to achieving profitability; the anticipation of entering into fewer licensing arrangements; the expected amortization of intangible assets; our anticipation of entering into a consulting arrangement with the Investors; and the belief that our existing cash reserves with the inclusion of the 2003 financing and our line of credit will be sufficient to fund our operations through at least December 31, 2003. For further information, refer to the more specific factors and uncertainties discussed throughout our Annual Report or Form 10-K and in the “Risk Factors” section thereof. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

Back to Contents

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

Additionally, the Company has other certain claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases discussed above, in the opinion of management, will not have a material effect on the Company’s financial position or results of operations.

Back to Contents

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 31, 2003, we completed the issuance and sale of 1,600 units (Units) to certain private institutional investors (each an Investor and collectively, the Investors). Each Unit consists of (i) one share of our newly created Series A Convertible Preferred Stock, $.001 par value per share (the Series A Preferred Stock), convertible into approximately 22,222.22 shares of our common stock, and (ii) a warrant (Warrant) to purchase approximately 6,666.67 shares of our common stock. Each Unit had a purchase price of $10,000, providing us with $16.0 million in gross proceeds. We also issued an additional 75 Units to our banker as a fee for this transaction and will pay certain other banker fees and expenses in connection with the transaction.

The Series A Preferred Stock is convertible into our common stock, at the Investors’ discretion, at a per share conversion price of $0.45, provided, however, that no Investor is allowed to convert Series A Preferred Stock if the conversion would result in such Investor beneficially owning more than 4.99% of our outstanding common stock. The Warrants are exercisable at any time after the first anniversary of the issuance date through the fifth anniversary of the issuance date at an exercise price equal to $0.45 per share. In addition, the Warrants are exercisable via a cashless exercise from the second anniversary of the issuance date through the fifth anniversary of the issuance date.

No underwriters were involved in the foregoing offers and sales of securities. Such offers and sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the Securities Act), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not Applicable.

Back to Contents

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The following documents are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
3.5	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.5 to the Registrant’s Current Report on Form 8-K for the March 31, 2003 event)
3.6	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)
4.2	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A)
4.3	First Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K for the March 31, 2003 event)
4.4	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K for the March 31, 2003 event)
10.1	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for the March 31, 2003 event)
10.2	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K for the March 31, 2003 event)
99.1	Certification of the Chairman of the Board and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The Company filed the following reports on form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2003:

Form 8-K filed January 7, 2003 announcing that on December 19, 2002, the Company reached a definitive agreement with Beckman Coulter, Inc for the sale of its Life Science products related assets.

Form 8-K filed March 21, 2003 announcing that on March 20, 2003 the Company mailed to its shareholders a notice that it had requested and received from Nasdaq a financial viability exception to the shareholder approval requirements of Marketplace Rule 4350(i)(1)(D).

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID BIOSCIENCES, INC.

Date: May 14, 2003	By: /s/ ANDREW P. SAVADELIS Andrew P. Savadelis Sr. Vice President and Chief Financial Officer

Back to Contents

Certification

I, George Poste, Chairman of the Board of Directors of Orchid BioSciences, Inc., (the “Registrant”) certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Registrant;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ GEORGE POSTE
George Poste, DVM, Ph.D.
Chairman of the Board
(Principal Executive Officer)

Back to Contents

Certification

I, Andrew P. Savadelis, Senior Vice President and Chief Financial Officer of Orchid BioSciences, Inc., (the “Registrant”) certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Registrant;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ ANDREW P. SAVADELIS
Andrew P. Savadelis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Back to Contents

Exhibits
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.
Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
3.5	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.5 to the Registrant’s Current Report on Form 8-K for the March 31, 2003 event)
3.6	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)
4.2	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A)
4.3	First Amendment to Rights Agreement by an between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K for the March 31, 2003 event)
4.4	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K for the March 31, 2003 event)
10.1	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for the March 31, 2003 event)
10.2	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K for the March 31, 2003 event)
99.1	Certification of the Chairman of the Board and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002