Form 10-Q
period 2003-06-30
ORCHID BIOSCIENCES INC
filed 2003-08-14
CIK 1107216

Click Here for Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

Yes       No

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of August 1, 2003 was 63,637,071.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Back to Contents

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2003	December 31, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,686	$9,985
Restricted cash	1,900	1,522
Accounts receivable, net	10,655	10,716
Inventory	1,560	944
Prepaids and other current assets	1,837	1,623
Assets of a business component held for sale	7,061	10,497

Total current assets	38,699	35,287
Fixed assets, net	11,088	13,244
Goodwill, net	2,584	3,072
Other intangibles, net	15,723	16,585
Restricted cash	1,485	1,863
Other assets	628	383

Total assets	$70,207	$70,434

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,667	$8,510
Accounts payable	3,320	3,405
Accrued expenses	12,075	9,758
Deferred revenue	2,923	1,642
Liabilities of a business component held for sale	2,380	2,497

Total current liabilities	23,365	25,812
Long-term debt, less current portion	1,096	2,299
Accrued restructuring, less current portion	1,027	1,919
Other liabilities	1,636	1,711

Redeemable Convertible Series A preferred stock;
Designated 1,680 shares; $.001 per share par value; 1,675 shares issued; 1,466 and 0 shares outstanding as of June 30, 2003 and December 31, 2002, respectively; stated, minimum redemption and liquidation value of $14,660	11,358	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares; 1,675 shares issued and 1,466 shares outstanding as of June 30, 2003 and 0 shares issued and oustanding at December 31, 2002 (reported above)	—	—
Series A junior participating preferred stock, $.001 par value. Designated 1,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value. Authorized 150,000,000 shares; issued and outstanding 61,412,937 and 55,738,781 at June 30, 2003 and December 31, 2002, respectively	61	56
Common Stock to be issued	209	—
Additional paid-in capital	308,741	303,953
Deferred compensation	(812)	(2,305)
Accumulated other comprehensive income	918	389
Accumulated deficit	(277,392)	(263,400)

Total stockholders’ equity	31,725	38,693

Total liabilities and stockholders’ equity	$70,207	$70,434

See accompanying notes to condensed consolidated financial statements.

Back to Contents

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2003 and 2002
(in thousands, except share and per share data)
(unaudited)

	Three months ended June, 30		Six months ended June 30,

	2003	2002	2003	2002

Revenues:
Product revenues	$—	$201	$—	$924
Service revenues	12,244	11,709	24,785	21,898
Other revenues	120	474	317	1,263

Total revenues	12,364	12,384	25,102	24,085

Operating expenses:
Cost of product revenues	—	97	—	345
Cost of service revenues	6,653	6,494	13,650	12,984
Research and development	1,159	5,141	2,364	10,765
Marketing and sales	1,701	2,433	3,569	4,597
General and administrative	6,456	8,128	12,416	16,485
Impairment of assets	837	—	837	—
Restructuring	(83)	1,930	(83)	1,930
Amortization of intangible assets	453	770	908	1,516

Total operating expenses	17,176	24,993	33,661	48,622

Operating loss	(4,812)	(12,609)	(8,559)	(24,537)

Other income (expense):
Interest income	49	192	62	472
Interest expense	(147)	(243)	(300)	(380)
Other income (expense), net	141	73	291	(67)

Total other income, net	43	22	53	25

Loss from continuing operations before income taxes	(4,769)	(12,587)	(8,506)	(24,512)
Income tax (expense)/benefit	(716)	—	(1,060)	894

Loss from continuing operations	(5,485)	(12,587)	(9,566)	(23,618)
Discontinued operations:
Income/(loss) from operations of a business held for sale	(3,983)	367	(4,182)	881

Net loss	(9,468)	(12,220)	(13,748)	(22,737)
Dividends to Series A Preferred Shareholders	(244)	—	(244)	—
Accretion of Series A Preferred Stock discount resulting from conversions	(471)	—	(471)	—
Beneficial conversion feature of redeemable preferred stock	—	—	(744)	—

Net loss allocable to common stockholders	$(10,183)	$(12,220)	$(15,207)	$(22,737)

Basic and diluted loss from continuing operations per share allocable to common stockholders	$(0.11)	$(0.23)	$(0.20)	$(0.45)
Basic and diluted income/(loss) from discontinued operations per share	$(0.07)	$0.01	$(0.07)	$0.02
Basic and diluted net loss per share allocable to common stockholders	$(0.18)	$(0.22)	$(0.27)	$(0.43)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	56,868,123	55,229,738	56,306,572	52,340,131

See accompanying notes to condensed consolidated financial statements.

Back to Contents

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2003 and 2002
(In thousands)
(unaudited)

	2003	2002

Cash flows from operating activities:
Loss from continuing operations	$(9,566)	$(23,618)
Income/(loss) from discontinued operations	(4,182)	881
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Cash used in discontinued operations	(586)	(2,256)
Noncash compensation expense	981	1,107
Depreciation and amortization	3,130	4,464
Warrants issued to third party as a financing fee	133	—
Impairment of discontinued assets	3,905	—
Impairment of assets	837	205
Changes in assets and liabilities:
Accounts receivable	61	(1,364)
Inventory	(616)	(1,457)
Prepaids and other current assets	(214)	(113)
Other assets	19	(279)
Accounts payable	(85)	536
Accrued expenses, including restructuring	1,949	278
Deferred revenue	1,281	992
Other liabilities	(75)	(162)

Net cash used in operating activities	(3,028)	(20,786)

Cash flows from investing activities:
Capital expenditures	(804)	(1,991)
Increase in restricted cash	—	(3,385)
Cash paid for intangible assets	—	(150)
Purchases of short-term investments	—	(9,992)
Maturities of short-term investments	—	22,201

Net cash provided by/(used in) investing activities	(804)	6,683

Cash flows from financing activities:
Net proceeds from issuance of common stock	495	21,204
Net proceeds from issuance of redeemable convertible preferred stock	16,000	—
Repayment of debt from line of credit	(7,046)	(1,619)
Payments of patent obligation	—	(288)

Net cash provided by financing activities	9,449	19,297

Effect of foreign currency translation on cash and cash equivalents	84	(55)

Net increase in cash and cash equivalents	5,701	5,139
Cash and cash equivalents at beginning of period	9,985	10,746

Cash and cash equivalents at end of period	$15,686	$15,885

Supplemental disclosure of noncash financing and investing activities:

Reversal of deferred compensation from forfeiture of common stock options	$512	$—
Issuance of common stock warrants to investors of the redeemable preferred stock	2,903	—
Issuance of units of redeemable preferred stock to placement agent as a financing fee	750	—
Issuance of common stock warrants to placement agent of the redeemable preferred stock	120	—
Issuance of common stock from conversion of redeemable preferred stock	2,090	—
Beneficial settlements of purchase accounting obligations	524
Beneficial conversion feature of redeemable preferred stock	744	—
Dividends to Series A Preferred Shareholders	244
Accretion of Series A Preferred Stock discount resulting from conversions	471	—
Changes in deferred compensation for grant, forfeiture and remeasurement of common stock options	—	617

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$296	$451

See accompanying notes to condensed consolidated financial statements.

Back to Contents

ORCHID BIOSCIENCES, INC.
AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
Six months ended June 30, 2003
(In thousands)
(Unaudited)

	Common Stock

	Number of Shares	Amount	Common Stock to be issued	Additional Paid-in Capital	Deferrred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2002	55,738,781	$56	$—	$303,953	$(2,305)	$389	$(263,400)	$38,693
Warrants issued to placement agent as a financing fee	—	—	—	120	—	—	—	120
Warrannts issued to third party broker as financing fee	—	—	—	133		—	—	133
Warrants issued to Series A Preferred shareholders	—	—	—	2,903	—	—	—	2,903
Issuance of common stock for conversion of Series A preferred stock	4,644,444	5	—	1,614	—	—	—	1,619
Issuance of common stock from exercise of warrants	425,000	—	—	206	—	—	—	206
Issuance of common stock from exercise of stock options	586,945	—	—	289	—	—	—	289
Issuance of common stock as dividends to Series A Preferred holders who converted	17,767	—	—	35	—	—	(35)	—
Dividends payable in common stock to Series A Preferred shareholders	—	—	209	—	—	—	(209)	—
Amortization of deferred compensation	—	—	—		981	—	—	981
Reversal of deferred compensation for forfietures	—	—	—	(512)	512	—	—	—
Other comprehensive income	—	—	—		—	529	—	529

Net loss	—	—	—	—	—	—	(13,748)	(13,748)

Balance at June 30, 2003	61,412,937	$61	$209	$308,741	$(812)	$918	$(277,392)	$31,725

Back to Contents

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
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

The Company has not achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations and positive cash flows can be achieved or, if ever achieved, could be sustained on a continuing basis. The Company’s accumulated deficit aggregated $277,392 at June 30, 2003. During the first quarter of 2003, the Company consummated a financing transaction that it expects to be sufficient, coupled with existing cash on hand, the availability to the Company’s bank line of credit, and the cash proceeds expected from the sale of our Diagnostics business to fund the Company’s operations at least through December 31, 2003. The Company expects that the sale of its Diagnostics business will occur by the end of 2003. The Company may be unable to raise additional funds or raise funds on terms that are acceptable to the Company. If future financing is not available to the Company, or is not available on terms acceptable to the Company, it may not be able to fund its future needs. If the Company raises funds through equity or convertible securities, the Company’s stockholders may experience dilution and the Company’s stock price may decline.

Back to Contents

The Company received a notice from the Nasdaq National Stock Market indicating that the Company had failed to comply with the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5) and that its common stock was subject to delisting from the Nasdaq. The Company filed a request for a hearing before the Nasdaq Qualifications Panel (the Panel) to appeal the staff determination which occurred on February 19, 2003. On March 26, 2003, the Panel determined to continue listing of the Company’s common stock on the Nasdaq National Market through June 24, 2003. On April 15, 2003, the Company held a special shareholders meeting at which the shareholders approved implementation of a reverse stock split in an attempt to comply with the minimum bid price above $1.00 before June 24, 2003. The Company’s Board of Directors had discretion to implement the approved reverse stock split at any time before June 12, 2003. On June 9, 2003, the Board of Directors of the Company elected not to proceed with the reverse stock split because the Company had regained compliance with the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5).

(2)	Inventory

Inventory is comprised of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002

Raw materials	$915	$691
Work in progress	638	227
Finished goods	7	26

	$1,560	$944

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in SNP scoring, genotyping and to manufacture consumables. Work in progress consists mainly of case work not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

(3)	Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at June 30, 2003 and December 31, 2002:

	June 30, 2003			December 31, 2002

	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Base technology	$5,980	$(1,767)	$4,213	$5,980	$(1,535)	$4,445
Customer list	5,040	(1,514)	3,526	5,040	(1,296)	3,744
Trademark/tradename	3,946	(791)	3,155	3,946	(613)	3,333
Patents and know-how	4,895	(349)	4,546	4,895	(147)	4,748
Other	625	(342)	283	579	(264)	315

Totals	$20,486	$(4,763)	$15,723	$20,440	$(3,855)	$16,585

Back to Contents

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows:

Six months ending December 31, 2003	$936
2004	1,798
2005	1,699
2006	1,699
2007	1,699

During the quarter ended June 30, 2003, the Company settled certain accruals established at the time of the Lifecodes acquisition. The Company settled these matters for $524 less than the outstanding accruals and therefore recorded a reduction of goodwill, accordingly. The effects of foreign currency translation on goodwill was an increase of $36 during the six months ended June 30, 2003.

(4)	Debt

On December 23, 2002, the Company consummated a line of credit with a commercial bank for a maximum of $10,000. Any amounts outstanding pursuant to this line of credit are secured by substantially all of the Company’s assets. The borrowing base is based on 80% of eligible accounts receivable (as defined in the agreement). Borrowings pursuant to the line of credit bear interest at a range of prime plus 0.5% to 2.5% based on the liquidity ratio of the Company (as defined in the agreement). The line of credit agreement contains certain financial and non-financial covenants with which the Company was in compliance as of June 30, 2003. The agreement also contains a material adverse changes clause which, if triggered, would constitute an event of default. Pursuant to the terms of the line of credit, the Company also issued 215,000 warrants to purchase common stock of the Company at an exercise price of $0.64 per share. The warrants are immediately exercisable and have a five-year term. The Company calculated the $88 fair value of the warrants using the Black Scholes option pricing model. This value was recorded as debt issuance costs and is being amortized over the term of the debt. The line of credit expires in one year but contains automatic renewal provisions at the bank’s option. As of June 30, 2003, the Company had no amounts outstanding under the line of credit.

The Company also maintains amounts outstanding pursuant to another line of credit with another commercial bank which was entered into in December 1998 and amended in December 2000. The availability under this line of credit has expired. As of June 30, 2003, the Company had $3,623 outstanding under this line of credit. Pursuant to this line of credit, if the Company does not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35,000 or twelve months’ cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), the Company is required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. The Company was also required to provide a cash security deposit or obtain a letter of credit equal to $2,150 plus 50% of any future draw amount no later than June 30, 2001, unless the Company completed a follow-on equity offering of at least $50,000 in net unrestricted proceeds. During 2001, the Company did complete a follow-on offering, however, the net unrestricted proceeds from the offering were less than the minimum amount required under the loan line. The Company received written notice from the lender stating that the lender waived the requirement of a pledge of cash security deposit or letter of credit under this agreement. In addition, subsequent to March 31, 2002, the Company did not maintain the minimum unrestricted cash as defined in the Agreement. The Company also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter of credit under this agreement for the period of non-compliance through June 19, 2002. On June 19, 2002, the Company obtained a letter of credit in the amount of $2,682 as required by the amended line of credit, which was supported by a cash restriction on certain securities held by the Company. In June 2003, the letter of credit expired and the cash was converted to a security deposit held by the lender. As such, this cash restriction, in addition to cash restricted under two of the Company’s operating leases is reflected as restricted cash in the condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002 of $3,385, of which $1,485 and $1,863, respectively, is classified as a long term asset.

Back to Contents

(5)	Issuance and Sale of Series A Redeemable Convertible Preferred Stock and Warrants

On March 31, 2003, the Company completed the issuance and sale of 1,600 units (Units) to certain investors (each an Investor and collectively, the Investors). Each Unit consists of (i) one share of the Company’s newly created Series A Redeemable Convertible Preferred Stock, $.001 par value per share (the Series A Preferred Stock), convertible into approximately 22,222.22 shares of common stock, and (ii) a warrant (Warrant) to purchase approximately 6,666.67 shares of common stock. Each Unit had a purchase price of $10, providing the Company with $16,000 in net proceeds after $750 was allocated to bankers fees. The Company also issued an additional 75 Units to a banker as a fee for this transaction. The $750 which relates to the bankers fee which was taken in 75 Units was recorded as a reduction to the carrying value of the Series A Preferred Stock as of the transaction date. The Warrants associated with the 75 units issued to the banker in this transaction were valued at $120, based on the Black-Scholes option pricing model, and were also recorded as a reduction to the carrying value of the Series A Preferred Stock as of the transaction date. The Warrants associated with the Units sold to the Investors were valued at $2,903, based on the Black-Scholes option pricing model, and recorded as a reduction in the carrying amount of the Series A Preferred Stock that was issued and an increase to additional paid-in capital. As a result of the financing transaction, the Company recorded a beneficial conversion feature of $744 in the net loss allocable to common stockholders for the six months ended June 30, 2003. The beneficial conversion feature was calculated as the difference between the Company’s per share value as of the commitment date and the per share value of the Series A Preferred Stock transaction after giving effect to the value associated with the Investors Warrants.

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

Back to Contents

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

The redemption amount that the Company is required to pay equals 125% of the purchase price of the Series A Preferred Stock and the accrued and unpaid dividends, except that in the case of a change of control, the redemption equals 150% of such amount. The Series A Preferred Stock is also entitled to a liquidation preference equal to the purchase price plus all accrued and unpaid dividends. Due to the redemption characteristics of the Series A Preferred Stock, the Company has classified the carrying value of the Series A Preferred outside of stockholders’ equity in the accompanying condensed consolidated balance sheet as of June 30, 2003. The Company will not accrete the carrying value of the Series A Preferred Stock to the redemption value until an event that would require redemption becomes probable. As of June 30, 2003, the redemption of the Series A Preferred Stock is not probable and the outstanding Series A Preferred Stock has been recorded at its original carrying value in the accompanying condensed consolidated balance sheet as of June 30, 2003, accordingly.

If certain requirements as defined in the agreement are met after the second anniversary of the financing, the Company may at its option redeem the Series A Preferred Stock in whole or in part for 125% of the original purchase price. If the Company stock price exceeds certain levels for certain periods of time, as defined in the agreement, or the Company consummates an underwritten public offering of its common stock at certain levels, as defined in the agreement, the Company may at its option redeem the Series A Preferred Stock in an amount equal to the original purchase price. During the three months ended June 30, 2003, the Company’s stock price exceeded the level and time period that was required, as defined in the agreement, to give the Company the ability and right to redeem the Series A Preferred Stock at its option. However, there can be no assurances that the Company’s stock price will maintain this level and therefore the Company may not have the ability to redeem the Series A Preferred Stock at its option in the future.

The Warrants are exercisable at any time after the first anniversary of the issuance date through the fifth anniversary of the issuance date at an exercise price equal to $0.45 per share. In addition, the Warrants are exercisable via a cashless exercise from the second anniversary of the issuance date through the fifth anniversary of the issuance date.

During the quarter ended June 30, 2003, 209 shares of Series A Preferred Stock were converted into 4,644,444 shares of common stock. The Company also issued 17,767 shares of common stock for dividends on those shares of Series A Preferred Stock converted during the three months ended June 30, 2003. During the three months ended June 30, 2003, the Company also accrued dividends related to the Series A Preferred Stock in the amount of $244 and accreted the discount of the carrying amount of the Series A Preferred Stock by $471 as a result of the conversion of 209 shares of Series A Preferred Stock into common stock during the three months ended June 30, 2003. Both the dividends and the accretion have been included in net loss allocable to common stockholders for the three and six months ended June 30, 2003. The dividends are payable quarterly pursuant to the terms of the agreement and the Company has classified the amount of shares issuable of $209 as “common stock to be issued” in the accompanying condensed consolidated balance sheet as of June 30, 2003 accordingly.

Back to Contents

(6)	Restructuring

During the three months ended June 30, 2003, the Company settled its leasehold obligation for one of its Princeton based facilities for an amount less than its original estimate. The Company recorded a credit to the restructuring expense of approximately $305 as a result of this better than expected settlement. In addition, as a result of the realignment of the Company’s GeneShield business unit (see note 7), the Company recorded approximately $222 of severance and facility related charges in the restructuring. As of June 30, 2003 and December 31, 2002, the Company has $3,182 and $4,285, respectively in restructuring accruals outstanding of which $1,027 and $1,919, respectively, is classified as a long term liability.

(7)	Impairment

During the quarter ended June 30, 2003, the Company decided to strategically realign its GeneShield business unit. The realignment is expected to enable GeneShield to launch and pilot test a variety of targeted programs to assess the potential of different market segments and models while also reducing operating costs. In connection with this decision, the Company terminated several of its GeneShield employees, most of which were located in the Company’s Arlington, Virginia facility. As a result of this decision, the Company impaired various fixed assets including office and computer equipment, furniture and fixtures and software for approximately $837.

(8)	Discontinued Operations

During the year ended December 31, 2002, management with the appropriate authority made the decision to sell the Diagnostics business unit. This decision was made after an internal evaluation of the strategic direction of the Company was performed. The Company decided to focus its efforts on the services businesses where it offers paternity, forensics and public health testing. The Company expects this sale to occur in 2003. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has not included the results of operations of its Diagnostics business held for sale in the results from continuing operations. The results of operations for this business unit held for sale have been reflected in discontinued operations. The results of operations for discontinued operations for the three and six months ended June 30, 2003 and 2002, respectively, consists of the following:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues	$2,941	$4,046	$5,631	$8,175
Costs of products and services revenues	1,880	2,236	3,668	4,558

Gross margin	1,061	1,810	1,963	3,617
Research and development	366	337	739	422
Selling and marketing	538	632	1,079	689
General and administrative	235	238	425	1,080
Amortization of intangible assets	—	231	—	462
Impairment of assets	3,905	—	3,905	—

Operating income/(loss)	(3,983)	372	(4,185)	964
Other income/(expenses)	—	(5)	3	(83)

Net income/(loss)	$(3,983)	$367	$(4,182)	$881

During the quarter ended June 30, 2003, the Company obtained additional information with respect to the value of its business which is currently held for sale. Based on this additional information, the Company determined an evaluation of the long lived assets of the discontinued business was required. Based on this evaluation, the Company recorded an impairment charge of $3,905 related to predominantly intangible assets of that business and has been reflected as part of the operations of the discontinued business.

Back to Contents

The assets and liabilities of the business held for sale has been reflected as such in the condensed consolidated balance sheet as of June 30, 2003 and December 31, 2002. As the Company expects to sell this business by the end of 2003, all of the assets and liabilities for both periods presented have been reflected as current. The components of these assets and liabilities are as follows:

	June 30, 2003	December 31, 2002

Accounts receivable	$1,345	$1,321
Inventory	2,665	2,388
Other current assets	123	222

Current assets	4,133	3,931
Fixed assets	2,928	3,045
Intangible assets	—	3,521

Total assets	7,061	10,497
Accounts payable and accrued expenses	2,374	2,459
Other liabilities	6	38

Total liabilities	2,380	2,497

Net assets	$4,681	$8,000

(9)	Stock-Based Compensation

The Company accounts for its stock-based compensation to employees and members of the board of directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market price (estimated fair value prior to the initial public offering in May 2000 (IPO)) of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) which permits entities to provide pro forma net loss and net loss per share disclosures for stock-based compensation as if the fair value method defined in SFAS 123 had been applied. Had the Company determined compensation cost for options based on the fair value method at the measurement date for its stock options under SFAS 123, the Company’s net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below:

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Net loss allocable to common stockholders:
As reported	$(10,183)	$(12,220)	$(15,207)	$(22,737)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	500	591	981	1,427
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(989)	(1,607)	(1,690)	(3,626)

Pro forma under SFAS 123	$(10,672)	$(13,236)	$(15,916)	$(24,936)
Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.18)	$(0.22)	$(0.27)	$(0.43)
Pro forma under SFAS 123	$(0.19)	$(0.24)	$(0.28)	$(0.48)

Back to Contents

In determining the fair value for grants of common stock options, the Company used the following assumptions:

	Three and Six Months ended June 30,

	2003	2002

Risk-free interest rate	4.85%	5.00%
Volatility	90%	90%
Expected option life	5.5 years	7 years
Expected dividend yield	0%	0%

(10)	Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is displayed as a separate component of stockholders’ equity. The following table reconciles net loss to comprehensive loss for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss	$(9,468)	$(12,220)	$(13,748)	$(22,737)
Other comprehensive loss:
Unrealized holding loss arising during the period	246	—	246	(253)
Less reclassification adjustment for gains included in net loss	—	90	—	195

Unrealized holding loss on available-for-sale securities	246	(90)	246	(448)
Foreign currency translation	394	571	283	319

Other comprehensive loss	640	481	529	(129)

Comprehensive loss	$(8,828)	$(11,739)	$(13,219)	$(22,866)

Back to Contents

(11)	Segment Information

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

The Board of Directors of the Company committed to sell the Company’s Diagnostic business unit during 2002 and expects to complete the sale in 2003. As a result of this decision, the segment information for the Diagnostics business unit has been excluded below. Note 8 depicts the operations of that business which is reflected as discontinued operations and the assets and liabilities of that business unit are considered as “held for sale”. The chief operating decision maker of the Company measures segment profit/(loss) using operating income/(loss), which excludes other income (expense) and allocation of corporate expenditures. These corporate costs which include treasury, human resources, finance, restructuring costs and certain other corporate functions, are included in corporate and all other. “All other” also reflects the operations of Orchid GeneShield during the three and six months ended June 30, 2003 and 2002 which the Company considers to be insignificant from a segment reporting perspective. Goodwill has been allocated to each reportable segment as shown below. Prior period information presented below has been restated to conform to the current segment presentation.

Back to Contents

	Orchid Identity Genomics	Orchid Public Health	Corporate & all other	Total

For the three months ended June 30, 2003:
Revenues from external customers	$10,231	$1,992	$141	$12,364

Segment operating income/(loss)	1,509	1,075	(7,396)	(4,812)

As of and for the six months ended June 30, 2003:
Revenues from external customers	$20,902	$3,768	$432	$25,102
Segment operating income/(loss)	3,443	1,796	(13,798)	(8,559)
Goodwill	2,584	—	—	2,584
Total assets from continuing operations	$35,959	$2,785	$24,402	$63,146
Total assets from discontinued operations				7,061

Total assets				$70,207

For the three months ended June 30, 2002:
Revenues from external customers	$10,058	$2,326	$—	$12,384
Segment operating income/(loss)	891	(3,557)	(9,943)	(12,609)

As of and for the six months ended June 30, 2002:
Revenues from external customers	$19,242	$4,843	$—	$24,085
Segment operating income/(loss)	625	(7,781)	(17,381)	(24,537)
Goodwill	2,091	—	—	2,091
Total assets from continuing operations	$44,185	$14,102	$42,268	$100,555
Total assets from discontinued operations				18,328

Total assets				$118,883

(1)	The three and six months ended June 30, 2003, as depicted above, reflects the Public Health testing business related to scrapie susceptibility testing, which is what the Company refers to as Public Health testing. Included in the amounts reflected for the three and six months ended June 30, 2002 includes the results of operations of the public health business in addition to the products, services and technologies for SNP genotyping, or scoring, and genetic diversity analyses (SNP Genotyping). The SNP Genotyping business had historically incurred significant losses due to its research and development activities. The product related assets of SNP Genotyping were sold to a third party in 2002 and therefore these activities are not included in the three and six months ended June 30, 2003. Revenues and operating income for public health on a standalone basis for the three and six months ended June 30, 2002 were $960 and $327, respectively, for the three months ended June 30, 2002 and $1,545 and $401, respectively, for the six months ended June 30, 2002.

Back to Contents

(12)	Commitments and Contingencies

In connection with the Company’s acquisition of certain patents in 2002 and 2001, the Company assumed obligations to pay future amounts over the next two to three years. The obligations have been recorded in the accompanying consolidated balance sheet as of June 30, 2003, at the net present value of the future obligations. The payments which are to be made to the original patent holders are as follows:

2003	$1,618
2004	1,593
2005	310

Total	3,521
Less amount that represents interest	(267)

Present value of future obligations	3,254
Less current portion	1,618

Present value of future obligations, less current portion	$1,636

The Company is also obligated to pay minimum royalties related to these patents of $1,200 in 2005, $1,600 in 2006, and $1,900 in 2007 until the expiration of the agreement.

In connection with sale of the Life Sciences product related assets, the Company is committed to purchase materials and supplies in the amount of $1,300 in 2003 and $1,300 in 2004.

On July 16, 2003, the Company entered into an amended agreement with two of the original patent holders to which the Company is obligated. Pursuant to the amended agreement, the Company is obligated to pay approximately $375 at the signing of the agreement and $600 over the next four years in ratable installments of $150 per year. As of June 30, 2003, the Company has recorded an obligation pursuant to the original agreement in an amount of $2,350, net of the amount related to interest. Based on the amended agreement, the Company anticipates recording a credit to its statement of operations associated with the amended agreement during its third quarter ending September 30, 2003.

On February 13, 2002 the Company received a Notice of Lawsuit and Request for Waiver of Service of Summons and a copy of the complaint filed in the United States District Court for the Southern District of New York in connection with a class action lawsuit. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleged that, in connection with the Company’s May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. The claims against individuals officers named as defendants were earlier dismissed without prejudice, subject to a tolling agreement. The plaintiffs and defendant issuers have agreed in principal on a settlement, which, upon a one-time payment by defendant issuers insurers, would release the defendant issuers from claims and any future payments or out of pocket costs.

The Company had been in litigation with St. Louis University of St. Louis, Missouri regarding its belief that the Company’s SNP scoring technology infringes certain claims under US patent 5,846,710, which was controlled by the University. On August 7, 2002, the parties dismissed the litigation and the Company acquired the subject patent. St. Louis University conditionally assigned both the patent and all license agreements related thereto to the Company. On March 13, 2003, St. Louis University notified the Company that it was unable to obtain a required consent to assign the patent to the Company. Pursuant to the terms of the Company’s settlement agreement with St. Louis University, the failure to obtain such consent results in the automatic grant to the Company of an exclusive license under the patent. The Company is in discussions with St. Louis University regarding the terms of such license and the restructuring of the Company’s obligation to St. Louis University.

The Company is a defendant in litigation commenced by Enzo Biochem, Inc, and Enzo Life Sciences, Inc.. The complaint asserts that the Company purchased materials from plaintiffs’ authorized distributor and resold those materials in a manner not authorized by the related distribution agreements. The complaint, therefore, seeks money damages based primarily on alleged patent infringement by the Company. The litigation currently is in fact discovery and no expert discovery has occurred. As a result, it is not possible for the Company to provide an opinion on the likely outcome of the various claims, but the Company intends to vigorously defend against plaintiffs’ claims and believes that the claims are without merit.

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

The Company is in a dispute with and anticipates receiving notification in the near future that DKMS has filed a suit against it for damages under the SPA for the full amount of their cost to acquire MMD. DKMS is anticipated to claim defects in the MMD lab. The Company has not reserved any amount related to this case and believes that the allegations are without merit and intends to vigorously defend against these anticipated claims. Legal proceedings are likely to occur no earlier than the fall 2003. In addition, in December 2002, the Company filed a claim in Germany against DKMS for significant unpaid accounts receivable that accrued during the year ended December 31, 2002. The accounts receivable amounts were for HLA typing conducted by the Diagnostics business unit, which the Company currently plans to sell. The services performed by the Company’s Diagnostics business unit were exclusively upon DKMS’ request. Legal proceedings for the Company’s outstanding accounts receivable are expected to take place in Germany during the third quarter of 2003.

On July 21, 2003 the Company was served with a First Amended Complaint filed July 18, 2003 in United States District Court for the Eastern District of Virginia, Alexandria Division. The complaint was filed against the Company, as well the Company’s majority owned subsidiary, GeneShield, Inc. by M. Lee Morse and Aida A. LeRoy alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as well as breach of contract. Both M. Lee Morse and Aida A. Leroy are existing employees of the Company and are associated with the GeneShield business unit. Plaintiffs seek, among other things, injunctive relief as well as performance by the Company under a Contribution and License Agreement dated May 23, 2001. The Company intends to vigorously defend against plaintiffs’ claims and believes that the claims are without merit.

Additionally, the Company has other certain claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on the Company’s financial position or results of operations.

(13)	Income Tax (Expense)/Benefit

During the three and six months ended June 30, 2003, the Company recorded $716 and $1,060 in foreign income tax expense associated with the Company’s operations in Europe which is currently generating taxable income.

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

(14) Newly Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within SFAS 150's scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect SFAS 150 to have a material effect on its consolidated financial statements.

(15) Adoption of Employee Stock Purchase Plan

During the three months ended June 30, 2003, the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the Plan). Employees who own more than 5% of our stock may not participate in the Plan. At the beginning of an offering period, as defined in the Plan document, each participant receives an option to purchase shares of common stock at the end of each accumulation period, at an exercise price equal to the lesser of 85% of (i) the fair market value of the common stock on the last trading day before the start of the applicable offering period (however, in the case of the first offering period the fair market value of the common stock on August 1, 2003), or (ii) the fair market value of the common stock on the last trading day of the accumulation period. The maximum number of shares that may be purchased by any participant in the Plan in an accumulation period is 25,000 shares. No participant may purchase shares having an aggregate fair market value greater than $25 in any calendar year. A total of 2,500,000 shares of the Company’s common stock is reserved for issuance under the Plan. The number shares authorized under the Plan is subject to adjustment for stock splits and other similar events. In addition, as of January 1 each year, beginning January 1, 2005 and ending January 1, 2007, the number of shares of common stock reserved for issuance under the Plan will be increased automatically by the lesser of: (i) 2% of the total number of shares of common stock then outstanding; or (ii) 250,000 shares. The Plan may be amended, suspended or terminated at any time by the Board of Directors. Amendments affecting any increase in the number of shares available under the Plan and any other amendment to the extent required by applicable law or regulation shall be subject to the approval of the Company's stockholders.

Back to Contents

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition as of June 30, 2003 and the Results of Operations for the three and six months ended June 30, 2003 and 2002 should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In 2001, our business focused on our SNP scoring products and services that used our proprietary primer extension technology, and on our identity genomics services in paternity and forensics. Since late 1999, following our acquisition of GeneScreen, Inc. (GeneScreen) and our subsequent acquisitions of Cellmark and Lifecodes, both in 2001, we have been a leading provider of DNA testing services in the paternity, forensics and human leukocyte antigen, or HLA, transplantation typing fields.

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

Our ability to achieve profitability will depend largely on our ability to continue to grow revenues and increase gross margins in genoprofiling services for the forensics, paternity and public health. Our provision of genoprofiling services depends, in part, on our ability to leverage our leading SNP technology where it provides us a competitive advantage.

We have incurred losses since inception, and, as of June 30, 2003, we had total stockholders’ equity of approximately $31.7 million, including an accumulated deficit of approximately $277.4 million. We anticipate incurring additional losses at least through the third quarter of 2003. During 2002, we secured a $10 million line of credit with a commercial lender which expires in December 2003 but contains automatic renewal provisions at the commercial lender’s option. In 2003, we issued and sold an aggregate of 1,600 units, each unit consisting of one share of our Series A convertible preferred stock and one warrant to purchase our common stock for aggregate net proceeds of $16.0 million (see “Liquidity and Capital Resources” below). In addition, we are also evaluating other sources of cash including our commitment to sell and divest non-core assets such as the Diagnostics business unit. We cannot make any assurance that any of these prospe ctive arrangements to secure cash to fund future operations will be successful.

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

Our GeneShield business, established in 2001, was in the process of developing a number of innovative pharmacogenetic-based programs designed to accelerate the adoption of personalized medicine. These programs are focused on health outcomes, specifically how a person’s individual genetic makeup can affect responses to many prescription and over-the-counter medicines. During the second quarter of 2003, we realigned Orchid GeneShield and we are currently in the process of evaluating potential future market segments and commercialization strategies for this business.

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

Back to Contents

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition; and

•	valuation of long-lived and intangible assets and goodwill.

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

Revenues from license arrangements, including license fees creditable against future royalty obligations of the licensee, were recognized when an arrangement was entered into if we had no significant continuing involvement under the terms of the arrangement. If we had significant continuing involvement under such an arrangement, license fees were deferred and recognized over the estimated performance period. Management had made estimates and assumptions relating to the performance period which were subject to change. Changes in these estimates and assumptions could have affected the amount of revenues from licenses reported in any given period.

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of amortizable identifiable intangibles, including goodwill, and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

Back to Contents

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decrease in market value of assets.

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets, excluding goodwill, amounted to $15.7 million as of June 30, 2003. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

The Nasdaq National Marketing Listing

We received a notice from the Nasdaq National Stock Market indicating that we had failed to comply with the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5) and that our common stock was subject to delisting from the Nasdaq. We filed a request for a hearing before the Nasdaq Qualifications Panel (the Panel) to appeal the staff determination, which occurred on February 19, 2003. On March 26, 2003, the Panel determined to continue listing of our common stock on the Nasdaq National Market through June 24, 2003. We implemented a number of actions during the past several months designed to enhance our overall business, reduce our operating losses and strengthen our cash position. We also sought and obtained stockholder approval to implement a reverse stock split in an attempt to comply with the minimum bid price requirement. On June 9, 2003, our Board of Directors elected not to proceed with the reverse stock split because the Company regained compliance with the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5).

RESULTS OF OPERATIONS

The Diagnostic business unit is considered to be a non-core asset which we expect to and have committed to sell and, therefore, has been reflected as a discontinued operation. Accordingly, we have not included the results of operations of the Diagnostics business held for sale in the results of continuing operations in any period presented. The results of operations for this business unit have been reflected in discontinued operations for all periods presented. The assets and liabilities of the Diagnostics business held for sale have been reflected as such in the condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002. As we expect to sell this business within the next year, all of the assets and liabilities have been reflected as current.

Three months ended June 30, 2003 and 2002

Revenues

Revenues for the three months ended June 30, 2003 of approximately $12.4 million are consistent with the revenues of approximately $12.4 million for the comparable period of 2002. Revenues during the three months ended June 30, 2003 versus 2002 have remained consistent because our revenues in 2002 included the results of our Life Sciences products and services business which are not included in the revenues for the three months ended June 30, 2003. Service revenues for the three months ended June 30, 2003 were approximately $12.2 million, an increase of approximately $0.5 million, from approximately $11.7 million during the comparable period in 2002. Revenues from our core service businesses of paternity, forensics and public health DNA testing for the quarter ended June 30, 2002 (excluding the service revenues of the US Life Sciences Group) were $11.0 million, or an increase of 11% in our core businesses from 2002 to 2003. This increase in our core service revenues of $1.2 million is primarily attributable to an increase in our UK based service business which grew to approximately $4.8 million during the three months ended June 30, 2003 compared to approximately $2.9 million during the comparable period of the prior year. Our UK business performs paternity and forensics testing as well as public health SNP genotyping services.

Back to Contents

During the three months ended June 30, 2003, we did not recognize any product revenues which is directly related to the our decision to sell the Diagnostics business unit and the sale of our Life Sciences product related assets in 2002. We also recognized approximately $0.1 million in other revenues, specifically license and grant revenues, during the three months ended June 30, 2003, compared to approximately $0.5 million during the comparable period of the prior year. This decline relates to various technology licensing arrangements entered into in 2002 which did not occur in 2003. As a result of the strategic refocusing of our business, we anticipate entering into fewer licensing arrangements than in prior years as we focus on the services businesses.

Cost of Product Revenues

There were no cost of product revenues for the three months ended June 30, 2003 compared to approximately $0.1 million of cost of product revenues for the comparable period of the prior year. This is directly related to our decision to sell our Diagnostics business unit and the sale of our Life Sciences product related assets in 2002.

Cost of Service Revenues

Cost of service revenues was approximately $6.7 million, or 54% of services revenues, for the three months ended June 30, 2003 compared to approximately $6.5 million, or 55% of service revenues for the comparable period of the prior year. The increase in cost of service revenues, in dollars, relates to the significant increase in service revenues during the three months ended June 30, 2003. The decrease in cost of service revenues as a percent of service revenues is attributed to better utilization of our domestic and UK laboratories as testing volumes increased during 2003 versus 2002.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing, and enhancement of our products and services. Research and development expenses for the three months ended June 30, 2003 were approximately $1.2 million, a decrease of approximately $3.9 million, as compared to approximately $5.1 million for the comparable period of the prior year. The decrease in research and development expenses for the three months ended June 30, 2003 as compared to the comparable period of the previous year was primarily attributable to a reduction in the research and development efforts undertaken by our Life Sciences business unit in 2002. The Life Sciences business unit was active in developing and commercializing the Ultra High Throughput (UHT) genotyping platform which was commercialized during the third quarter of 2002. During the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 there was a reduction in lab supplies, salaries and related personnel benefits, depreciation and consulting which all relate to the various restructuring efforts taken by us during 2002.

Marketing and Sales Expenses

Marketing and sales expenses consist of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. These costs include travel, advertising, market research costs, and certain professional fees. Marketing and sales expense for the three months ended June 30, 2003 was approximately $1.7 million as compared to approximately $2.4 million during the comparable period of the prior year. The decrease in these costs of approximately $0.7 million was substantially related to marketing initiatives in 2002 related to the commercialization of the UHT. During 2003, we also implemented more stringent controls to reduce discretionary spending as it relates to marketing our services. During the prior year quarter ended June 30, 2002, we had also been accruing for bonuses related to sales and marketing personnel, which is not being accrued for in 2003.

Back to Contents

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. General and administrative expenses for the three months ended June 30, 2003 were approximately $6.5 million, a decrease of approximately $1.6 million, as compared to approximately $8.1 million for the comparable period of the prior year. We attribute the decrease in overall general and administrative expenses to the restructuring efforts taken in 2002. General and administrative costs, specifically personnel related, have decreased by approximately $1.6 million during the three months ended June 30, 2003 as compared with the comparable period of 2002. Facility costs, which mainly includes rent, utilities and depreciation have also decreased by approximately $1.1 million for the three months ended June 30, 2003 as compared with the comparable period of 2002. Also, we incurred approximately $0.9 million in the general and administrative expenses for the three months ended June 30, 2003, which we do not expect to continue during the remainder of 2003, consisting of approximately $0.7 million associated with a third party banker and $0.2 million in related legal costs in connection with strategic corporate activities.

Impairment of Assets

During the three months ended June 30, 2003, we decided to strategically realign our GeneShield business unit. The realignment is expected to enable GeneShield to launch and pilot test a variety of targeted programs to assess the potential of different market segments and models while also reducing operating costs. In connection with this decision, we terminated several of our GeneShield employees, most of which were located in our Arlington, Virginia facility. As a result of this decision, we impaired various types of fixed assets including office and computer equipment, furniture and fixtures and software for approximately $0.8 million.

Restructuring

During the three months ended June 30, 2003, we settled a leasehold obligation for one of our Princeton based facilities for an amount less than our original estimate. We recorded a credit to the restructuring of approximately $0.3 million as a result of this better than expected settlement. In addition, as a result of the realignment of our GeneShield business unit, we recorded approximately $0.2 million of severance and facility related charges in the restructuring. During the second quarter of 2002, we formalized and announced a plan to restructure certain operations in order to cut costs. As a result, over 80 positions which cover all areas of our operations were terminated. Most of these terminations were from our Princeton, New Jersey facility. As a result of this plan, we recorded approximately $1.9 million as a restructuring charge which consisted of employee related charges such as severance, benefits and outplacement services of approximately $1.0 million, facility charges of approximately $0.7 million and equipment impairment charges of approximately $0.2 million.

Amortization of Intangible Assets

During the three months ended June 30, 2003, we recorded approximately $0.5 million of amortization of intangible assets as compared to approximately $0.8 million during 2002. During the three months ended June 30, 2003 we had a lower amount of amortization due to the impairment charge related to intangible assets of our Life Sciences business unit which we recorded in the fourth quarter of 2002. We expect that our amortization of intangible assets will continue to be approximately $0.5 million on a quarterly basis for the remaining six months of 2003.

Back to Contents

Interest Income

Interest income for the three months ended June 30, 2003 was less than $0.1 million, compared to approximately $0.2 million during the comparable period of the prior year. This decrease was primarily due to interest received on less cash, cash equivalent, and short-term investment balances than we had held during the second quarter of 2002.

Interest Expense

Interest expense for the three months ended June 30, 2003 was approximately $0.1 million compared to approximately $0.2 million during the comparable period of the prior period. Interest expense during the three months ended June 30, 2003 has decreased as a result of reduced levels of long term debt.

Income Tax (Expense)/Benefit

During the three months ended June 30, 2003, we recorded income tax expense of approximately $0.7 million which was directly related our UK business which is generating taxable income from operations. During the three months ended June 30, 2002, we did not record any income tax expense.

Discontinued Operations

We consider our Diagnostic business unit to be a non-core asset which we expect to and have committed to sell and therefore, has been reflected as a discontinued operation. The results of operations for this business unit have been reflected in discontinued operations. We recorded approximately $4.0 million of losses during the three months ended June 30, 2003 (includes a $3.9 million impairment of assets) and $0.4 million of income from the discontinuance of the Diagnostic business during the three months ended June 30, 2002. During the quarter ended June 30, 2003, we obtained additional information with respect to the value of our Diagnostic businesses which are currently held for sale. Based on this additional information, we determined that an evaluation of the long lived assets of the discontinued business was required. Based on this evaluation, we recorded an impairment charge of $3.9 million related to predominantly intangible assets of that business and has been reflected as part of the operations of the discontinued business. Without giving effect to the impairment charge, a contributing factor for the loss during the second quarter of 2003 compared to the income from discontinued operations during the second quarter of 2002 is the loss of a German customer for which our Diagnostic business had historically performed a significant amount of service work. Revenues associated with this customer have been reduced dramatically due to the current litigation with this customer.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, which includes restructurings in 2003 and in 2002 and an impairment of asset charge in 2003, during the three months ended June 30, 2003, we reported a net loss of approximately $9.5 million compared to a net loss of approximately $12.2 million for the comparable period of the prior year. We also recorded a dividends and accretion related to our Series A convertible preferred stock for approximately $0.7 million which was included in our net loss allocable to common stockholders of approximately $10.2 million for the thee months ending June 30, 2003.

Back to Contents

Six months ended June 30, 2003 and 2002

Revenues

Revenues for the six months ended June 30, 2003 of approximately $25.1 million represents an increase of approximately $1.0 million as compared to revenues of approximately $24.1 million for the comparable period of 2002. Revenues during the six months ended June 30, 2003 versus 2002 have only increased by $1.0 million because our revenues in 2002 included the results of our Life Sciences products and services business which are not included in the revenues for the six months ended June 30, 2003. Service revenues for the six months ended June 30, 2003 were approximately $24.8 million, an increase of approximately $2.9 million, or 13%, from approximately $21.9 million during the comparable period in 2002. Revenues from our core service businesses of paternity, forensics and public health DNA testing for the six months ended June 30, 2002 (excluding the service revenues of the US Life Sciences Group) were $20.9 million, or a 19% overall increase, in our core businesses from 2002 to 2003. The increase in revenues from our core service businesses of approximately $3.9 million is primarily attributable to an increase in our UK based service business which grew to approximately $9.4 million during the six months ended June 30, 2003 compared to approximately $4.3 million during the comparable period of prior year. Our UK business performs paternity and forensics testing as well as public health SNP genotyping services.

During the six months ended June 30, 2003, we did not recognize any product revenues which is directly related to the our decision to sell the Diagnostics business unit and the sale of our Life Sciences product related assets in 2002. We also recognized approximately $0.3 million in other revenues, specifically license and grant revenues, during the six months ended June 30, 2003, compared to approximately $1.3 million during the comparable period of the prior year. This decline relates to various technology licensing arrangements entered into in 2002 which did not occur in 2003. As a result of the strategic refocusing of our business, we anticipate entering into fewer licensing arrangements than in prior years as we focus on the services businesses.

Cost of Product Revenues

There were no cost of product revenues for the six months ended June 30, 2003 compared to approximately $0.3 million of cost of product revenues for the comparable period of the prior year. This is directly related to our decision to sell our Diagnostics business unit and the sale of our Life Sciences product related assets in 2002.

Cost of Service Revenues

Cost of service revenues was approximately $13.7 million, or 55% of services revenues, for the six months ended June 30, 2003 compared to approximately $13.0 million, or 59% of service revenues for the comparable period of the prior year. The increase in cost of service revenues, in dollars, relates to the increase in service revenues during the six months ended June 30, 2003. The decrease in cost of service revenues as a percent of service revenues is attributed to better utilization of our domestic and UK laboratories as testing volumes increased during 2003 versus 2002.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing, and enhancement of our products and services. Research and development expenses for the six months ended June 30, 2003 were approximately $2.4 million, a decrease of approximately $8.4 million, as compared to approximately $10.8 million for the comparable period of the prior year. The significant decrease in research and development expenses for the six months ended June 30, 2003 as compared to the comparable period of the previous year was primarily attributable to a reduction in the research and development efforts undertaken by our Life Sciences business unit in 2002. Life Sciences incurred significant research and development cost in completing its collaboration with the SNP Consortium, which was completed in the first quarter of 2002. The Life Sciences business unit was also active in developing and commercializing the Ultra High Throughput (UHT) genotyping platform. During the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 there was a reduction in lab supplies, salaries and related personnel benefits, depreciation and consulting which all relate to the various restructuring efforts taken by us during 2002.

Back to Contents

Marketing and Sales Expenses

Marketing and sales expenses consist of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. These costs include travel, advertising, market research costs, and certain professional fees. Marketing and sales expense for the six months ended June 30, 2003 was approximately $3.6 million as compared to approximately $4.6 million during the comparable period of the prior year. The decrease in these costs of approximately $1.0 million was substantially related to reduced marketing initiatives while we completed the financing at the end of the first quarter of 2003, costs incurred in 2002 for marketing efforts as it relates to the commercialization of the UHT which were not incurred in 2003 and our efforts to reduce discretionary spending as it relates to marketing our services. During the prior year six months ended June 30, 2002, we had also been accruing for bonuses related to sales and marketing personnel which is not being accrued for in 2003.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. General and administrative expenses for the six months ended June 30, 2003 were approximately $12.4 million, a decrease of approximately $4.1 million, as compared to approximately $16.5 million for the comparable period of the prior year. We attribute the decrease in overall general and administrative expenses to the restructuring efforts taken in 2002. General and administrative costs, specifically personnel related, have decreased by approximately $3.7 million during the six months ended June 30, 2003 as compared with the comparable period of 2002. Facility costs, which mainly includes rent, utilities and depreciation has also decreased by approximately $2.3 million for the six months ended June 30, 2003 as compared with the comparable period of 2002. Also, we incurred approximately $1.7 million in general and administrative expenses for the six months ended June 30, 2003, which we do not expect to continue during the remainder of 2003, consisting of approximately $1.2 million associated with a third party bankers and an additional $0.5 million in legal costs. The bankers and related legal costs were incurred by us in our preparation to obtain the financing which was consummated in March 2003 as well as for assistance with strategic corporate activities as requested by our Board of Directors.

Impairment of Assets

During the six months ended June 30, 2003, we recorded approximately $0.8 million of impairment of assets. There was not an impairment of assets during the six months ended June 30, 2002. During the quarter ended June 30, 2003, we decided to strategically realign our GeneShield business unit. The realignment is expected to enable GeneShield to launch and pilot test a variety of targeted programs to assess the potential of different market segments and models while also reducing operating costs. In connection with this decision, we terminated several of our GeneShield employees, most of which were located in our Arlington, Virginia facility. As a result of this decision, we impaired various types of fixed assets including office and computer equipment, furniture and fixtures and software for approximately $0.8 million.

Restructuring

During the six months ended June 30, 2003, we settled a leasehold obligation for one of our Princeton based facilities for an amount less than our original estimate. We recorded a credit to the restructuring of approximately $0.3 million as a result of this better than expected settlement. In addition, as a result of the realignment of our GeneShield business unit, we recorded approximately $0.2 million of severance and facility related charges in the restructuring. During the six months ended June 30, 2002, we formalized and announced a plan to restructure certain operations in order to cut costs. As a result, over 80 positions which cover all areas of our operations were terminated. Most of these terminations were from our Princeton, New Jersey facility. As a result of this plan, we recorded approximately $1.9 million as a restructuring charge which consisted of employee related charges such as severance, benefits and outplacement services of approximately $1.0 million, facility charges of approximately $0.7 million and equipment impairment charges of approximately $0.2 million.

Back to Contents

Amortization of Intangible Assets

During the six months ended June 30, 2003, we recorded approximately $0.9 million of amortization of intangible assets as compared to approximately $1.5 million during 2002. During the six months ended June 30, 2003 we had a lower amount of amortization due to the impairment charge related to intangible assets of our Life Sciences business unit which we recorded in the forth quarter of 2002. We expect that our amortization of intangible assets will continue to be approximately $0.5 million on a quarterly basis for the remaining six months of 2003.

Interest Income

Interest income for the six months ended June 30, 2003 was less than $0.1 million, compared to approximately $0.5 million during the comparable period of the prior year. This decrease was primarily due to interest received on less cash, cash equivalent, and short-term investment balances than we had held during the first six months of 2002.

Interest Expense

Interest expense for the six months ended June 30, 2003 was approximately $0.3 million compared to approximately $0.4 million during the comparable period of the prior period. Interest expense during the six months ended June 30, 2003 has decreased as a result of reduced levels of long term debt.

Income Tax (Expense)/Benefit

During the six months ended June 30, 2003, we recorded income tax expense of approximately $1.1 million which was directly related our UK business which is generating taxable income from operations. During the six months ended June 30, 2002, we recorded an income tax benefit of approximately $0.9 million. This was related to the sale of some of our state net operating loss carryforwards to another company, which was authorized by the New Jersey Economic Development Authority.

Discontinued Operations

We consider our Diagnostic business unit to be a non-core asset which we expect to and have committed to sell and therefore, has been reflected as a discontinued operation. The results of operations for this business unit have been reflected in discontinued operations. We recorded approximately $4.2 million of losses during the six months ended June 30, 2003 (includes a $3.9 million impairment of assets) and $0.9 million of income from the discontinuance of the Diagnostic business during the six months ended June 30, 2002. During the six months ended June 30, 2003, we obtained additional information with respect to the value of our Diagnostic business which is currently held for sale. Based on this additional information, we determined that an evaluation of the long lived assets of the discontinued business was required. Based on this evaluation, we recorded an impairment charge of $3.9 million related to predominantly intangible assets of that business and has been reflected as part of the operations of the discontinued business.

Without giving effect to the impairment charge discussed above, a contributing factor for the loss during the six months ending June 30, 2003 compared to income from discontinued operations during 2002 is a direct result of the loss of a German customer for which our Diagnostic business had historically performed a significant amount of service work. Revenues associated with this customer have been reduced dramatically due to the current litigation with this customer.

Back to Contents

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, which includes a restructuring charge and impairment of asset charges, during the six months ended June 30, 2003, we reported a net loss of approximately $13.7 million compared to a net loss of approximately $22.7 million for the comparable period of the prior year. We also recorded a beneficial conversion feature, dividends and accretion of approximately $1.5 million which was included in our net loss allocable to common stockholders of approximately $15.2 million. The beneficial conversion feature of $0.7 million related to our March 2003 financing was calculated as the difference between the per share value as of the commitment date and the per share value of the transaction after giving effect to the value associated with the investors warrants to purchase common stock. The $0.2 million in dividends relate to the 6% dividend payable to the holders of our Series A convertible preferred stock. In addition, we accreted approximately $0.5 million for the conversion of shares of our Series A convertible preferred stock into shares of our common stock during the six months ended June 30, 2003. (See “Liquidity and Capital Resources” below for a further discussion of the financing).

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2003, we completed the issuance and sale of 1,600 units (Units) to certain investors (each an Investor and collectively, the Investors). Each Unit consists of (i) one share of our newly created Series A Convertible Preferred Stock, $.001 par value per share (the Series A Preferred Stock), convertible into approximately 22,222.22 shares of our common stock, and (ii) a warrant (Warrant) to purchase approximately 6,666.67 shares of our common stock. Each Unit had a purchase price of $10,000, providing us with $16.0 million in gross proceeds. We also issued an additional 75 Units to our banker as a fee for this transaction.

The Series A Preferred Stock is convertible into our common stock, at the Investors’ discretion, at a per share conversion price of $0.45, provided, however, that no Investor is allowed to convert Series A Preferred Stock if the conversion would result in such Investor beneficially owning more than 4.99% of our outstanding common stock (the Cap Amount), and it is entitled to vote on all matters submitted to a vote of our stockholders on an as-converted basis, subject again to the Cap Amount. The Series A Preferred Stock bears cumulative dividends, payable quarterly, at an initial annual rate of 6% for the first nine quarters. After the ninth quarter, the dividend rate will increase by 2% for each quarter thereafter, to a maximum of 12% per year. If, however, our common stock ceases to be listed on either the Nasdaq (the National Market or SmallCap) (collectively, the NASDAQ), the New York Stock Exchange (the NYSE) or the American Stock Exchange (the AME X), the dividend rate will automatically increase to 14% per year until our common stock is subsequently listed on one of the aforementioned markets or exchanges. Dividends are payable, at our option, in cash or shares of our common stock, valued at the average closing sales price of our common stock for the five trading day period prior to the dividend date. The proceeds of this financing can be used for general and corporate purposes and working capital, but is restricted as to certain other uses.

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

Back to Contents

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

The redemption amount that we are required to pay equals 125% of the purchase price of the Series A Preferred Stock and the accrued and unpaid dividends, except that in the case of a change of control, the redemption equals 150% of such amount. The Series A Preferred Stock is also entitled to a liquidation preference equal to the purchase price plus all accrued and unpaid dividends. Due to the redemption characteristics of the Series A Preferred Stock, we have classified the carrying value of the Series A Preferred outside of stockholders’ equity in the accompanying condensed consolidated balance sheet as of March 31, 2003. We will not accrete the carrying value of the Series A Preferred Stock to the redemption value until an event that would require redemption becomes probable. As of June 30, 2003, the redemption of the Series A Preferred Stock is not probable and the outstanding Series A Preferred Stock has been recorded at its original carrying value in the accompanying condensed consolidated balance sheet as of June 30, 2003, accordingly.

If certain requirements as defined in the agreement are met after the second anniversary of the financing, we at our option may redeem the Series A Preferred Stock in whole or in part for 125% of the original purchase price. If our stock price exceeds certain levels for certain periods of time, as defined in the agreement, or we consummate an underwritten offering at certain levels as defined in the agreement, we may at our option redeem the Series A Preferred Stock in an amount equal to the original purchase price. During the three months ended June 30, 2003, our stock price exceeded the level and time period that was required, as defined in the agreement, to give us the ability and right to redeem the Series A Preferred Stock at our option. However, there can be no assurances that our stock price will maintain this level and therefore we may not have the ability to redeem the Series A Preferred Stock at our option in the future.

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

On December 23, 2002, we consummated a line of credit with a commercial bank for a maximum of $10 million. The borrowing base is based on 80% of eligible accounts receivable (as defined in the agreement). Borrowings pursuant to the line of credit bear interest at a range of prime plus 0.5% to 2.5% based on our liquidity ratio as defined in the agreement). The line of credit contains certain financial and non-financial covenants with which we were in compliance as of June 30, 2003. This agreement also contains a material adverse change clause which, if triggered, would constitute an event of default. The line of credit expires in one year but contains automatic renewal provisions at the bank’s option.

Back to Contents

In March 2002, we completed a follow-on offering of our common stock for approximately $21.3 million. At June 30, 2003, we had borrowings of approximately $3.6 million outstanding related to a loan which was entered into primarily for equipment financing. If we do not maintain minimum unrestricted cash, as defined in the loan agreement, equal to the greater of $35.0 million or twelve months’ cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), we are required to provide a cash security deposit or letter of credit equal to an amount defined in the loan agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. As of December 31, 2001, and just prior to our March 2002 equity offering we did not maintain the minimum unrestricted cash defined in the loan agreement. We received a waiver from our lender regarding our noncompliance with this covenant for this period. Subsequent to March 31, 2002, we did not maintain the minimum cash defined in the loan agreement. We have also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter or credit under this loan agreement for the period of noncompliance through June 19, 2002. On June 19, 2002, we obtained a letter of credit in the amount of approximately $2.7 million as required by the loan agreement, which was supported by a cash restriction on certain securities held by us. In June 2003, our letter of credit expired and the cash was converted to a security deposit held by the lender. As such, this cash restriction, in addition to cash restricted under two of our operating leases is reflected as restricted cash in the condensed consolidated balance sheet as of June 30, 2003 of $3.4 million, of which approximately $1.5 million is classified as a long term asset.

On May 10, 2001, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. Subject to our ongoing obligations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the Registration Statement permits us to offer and sell various types of securities, up to an aggregate value of approximately $75.0 million, of which approximately $16.8 million remains available for future use. The sale of common stock in June 2001 for gross proceeds of approximately $35.7 million was registered under this Registration Statement. The subsequent sale of common stock in February and March 2002 for gross proceeds of approximately $22.5 million was also registered under a Prospectus Supplement to this Registration Statement. The availability to offer and sell various types of securities under the shelf registration statement expired in May 2003.

As of June 30, 2003, we had approximately $15.7 million in cash and cash equivalents as compared to approximately $10.0 million as of December 31, 2002. Working capital increased to approximately $14.0 million at June 30, 2003 from approximately $9.5 million at December 31, 2002. This increase in working capital is due to the $16 million in financing which was completed on March 31, 2003.

Net cash used in operations for the six months ended June 30, 2003 was approximately $3.0 million compared with cash used in operations of approximately $20.8 million for the comparable period of the prior year. This significant decline in cash used in operations demonstrates the magnitude of cost savings we have achieved over the past year resulting from our divestitures and cost cutting efforts. Investing activities during the six months ended June 30, 2003 included capital expenditures of approximately $0.8 million. Financing activities during the six months ended June 30, 2003 primarily consisted of approximately $16.0 million of net proceeds from our offering of redeemable convertible preferred stock in March of 2003 and repayment of debt of approximately $7.0 million, which includes $5.2 million which was repaid on our $10 million credit facility.

We expect our restructuring efforts taken in 2002 and 2003 will continue to reduce future cash expenditures. We believe that the result of these efforts coupled with anticipated divestitures of certain non-core assets, expected increases in both revenues and gross margins in our remaining core business units and our financing in 2003 will enable us to operate our ongoing business activities until we reach operating profitability and positive cashflows, expected by the end of 2003.

We believe that our existing cash on hand, with the inclusion of the 2003 financing, the availability of our line of credit as described above, and proceeds from the expected sale of our Diagnostics business will be sufficient to fund our operations through at least December 31, 2003. We may need to access the capital markets for additional financing to operate our ongoing business activities after that time if our future results of operations fall below our expectations. We may be unable to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

Back to Contents

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

•	our ability to enter into strategic alliances or make acquisitions;

•	our ability to divest non-core assets;

•	regulatory changes and competing technological and market developments;

•	changes in our existing collaborative relationships;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the application of our SNP technologies to our core businesses in paternity, forensics and public health testing;

•	the success rate of establishing new contracts, and renewal rate of existing contracts, for identity genomics services in the areas of paternity, forensics, and public health DNA testing;

•	the progress of our existing and future milestone and royalty producing activities; and

•	the availability of additional funding at favorable terms, if necessary.

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

CONTRACTUAL COMMITMENTS

We maintain multiple contractual commitments as of June 30, 2003, which will support our future business operations. We also maintain contractual commitments for facilities which we no longer utilize. All of such commitments relate to noncancelable operating lease arrangements, long-term debt, minimum supply purchases, and future patent and minimum royalty obligations. We have identified and quantified the significant commitments in the following table.

Back to Contents

Payments due by period
(In thousands)

	Year ending December 31 (six months for 2003)

	2003	2004	2005	2006	2007	Thereafter	Total

Contractual obligations:
Noncancelable operating lease arrangements (1)	$2,001	3,433	3,072	2,429	2,100	7,713	20,748
Long-term debt (2)	1,464	1,702	597	—	—	—	3,763
Future patent obligations (3)	1,618	1,593	310	—	—	—	3,521
Minimum purchase commitments (4)	1,300	1,300	—	—	—	—	2,600
Future minimum royalties (5)	—	—	1,240	1,550	1,940	—	4,730

Total contractual obligations	$6,383	8,028	5,219	3,979	4,040	7,713	35,362

(1)	Such amounts represent future minimum rental commitments for office space leased under noncancelable operating lease arrangements. We lease approximately 208,000 square feet for operations in the US and approximately 75,000 square feet in Abingdon, UK to support foreign operations.

(2)	Such amounts primarily consist of amounts payable pursuant to our line of credit and equipment loan line. Also included in such amounts are capital lease obligations for certain machinery and equipment (including interest).

(3)	Such amounts represent obligations to pay future amounts over the next three years in conjunction with our acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix in July 2001 as well as our obligation to pay St. Louis University in connection with our patent acquisition. The Affymatrix obligation was renegotiated subsequent to June 30, 2003.

(4)	Such amounts represent minimum purchase commitments of materials and supplies from Beckman Coulter Inc. as a result of the OEM Supply Agreement dated December 19, 2002.

(5)	In connection with our acquisition of US Patent No. 5,856,092, we are also obligated to pay future minimum royalties as shown and $1.9 million until the expiration of the agreement related to these patents. This obligation was renegotiated in July of 2003.

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

Back to Contents

ITEM 4.   CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)   Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects; the expectation that the realignment of GeneShield will enable us to launch and pilot test a variety of targeted programs to assess the potential of different market segments and models while also reducing operating costs; the expectation that amortization of intangibles will continue to be approximately $0.5 million on a quarterly basis for the remaining six months of 2003; the expectation that our forensics business will generate increasing revenues and that revenues generally will increase; the anticipation of incurring additional losses at least through the third quarter of 2003; the expected timing and outcome of litigation; the expectation of selling the Diagnostics business unit in 2003 and the expectation of generating incremental cash resources from the sale in 2003; the belief that the results of the restructuring efforts coupled with anticipated divestitures of certain non-core assets, expected increases in both revenues and gross margins in our remaining core business units and our financing in 2003 will enable us to operate our ongoing business activities until we reach operating profitability and positive cashflows; the expectation of reaching operating profitability and positive cash flows in late 2003; the expectation that restructuring efforts in 2002 and 2003 will reduce cash expenditures; the expected amounts of future expenses; the planned uses of our laboratories; the intention of continuing to leverage our SNP technologies in our paternity, forensics, public health and pharmacogentic businesses; the intention to vigorously defend lawsuits; the belief that our acquisitions, establishment of new businesses, selected divestitures and increases in revenues and gross margins will allow us to focus on key portions of our business and allow us to move closer to achieving profitability; the anticipation of entering into fewer licensing arrangements; the expected amortization of intangible assets; and the belief that our existing cash reserves with the inclusion of the 2003 financing, our line of credit and proceeds from our expected sale of our Diagnostics business will be sufficient to fund our operations through at least December 31, 2003. For further information, refer to the more specific factors and uncertainties discussed throughout our Annual Report or Form 10-K and in the “Risk Factors” section thereof. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

PART II   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 13, 2002 the Company received a Notice of Lawsuit and Request for Waiver of Service of Summons and a copy of the complaint filed in the United States District Court for the Southern District of New York in connection with a class action lawsuit. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleged that, in connection with the Company’s May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defe ndants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. The claims against individuals officers named as defendants were earlier dismissed without prejudice, subject to a tolling agreement. The plaintiffs and defendant issuers have agreed in principal on a settlement, which, upon a one-time payment by defendant issuers insurers, would release the defendant issuers from claims and any future payments or out of pocket costs.

Back to Contents

The Company had been in litigation with St. Louis University of St. Louis, Missouri regarding its belief that our SNP scoring technology infringes certain claims under US patent 5,846,710, which was controlled by the University. On August 7, 2002, the parties dismissed the litigation and the Company acquired the subject patent. St. Louis University conditionally assigned both the patent and all license agreements related thereto to us. On March 13, 2003, St. Louis University notified the Company that it was unable to obtain a required consent to assign the patent to the Company. Pursuant to the terms of the Company’s settlement agreement with St. Louis University, the failure to obtain such consent results in the automatic grant to the Company of an exclusive license under the patent. The Company is in discussions with St. Louis University regarding the terms of such license and the restructuring of the Company’s obligation to St. Louis University.

The Company is a defendant in litigation commenced by Enzo Biochem, Inc, and Enzo Life Sciences, Inc.. The complaint asserts that the Company purchased materials from plaintiffs’ authorized distributor and resold those materials in a manner not authorized by the related distribution agreements. The complaint, therefore, seeks money damages based primarily on alleged patent infringement by the Company. The litigation currently is in fact discovery and no expert discovery has occurred. As a result, it is not possible for the Company to provide an opinion on the likely outcome of the various claims, but the Company intends to vigorously defend against plaintiffs’ claims and believes that the claims are without merit.

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

The Company is in a dispute with and anticipates receiving notification in the near future that DKMS has filed a suit against it for damages under the SPA for the full amount of their cost to acquire MMD. DKMS is anticipated to claim defects in the MMD lab. The Company has not reserved any amount related to this case and believes that the allegations are without merit and intends to vigorously defend against these anticipated claims. Legal proceedings are likely to occur no earlier than the fall 2003. In addition, in December 2002, the Company filed a claim in Germany against DKMS for significant unpaid accounts receivable that accrued during the year ended December 31, 2002. The accounts receivable amounts were for HLA typing conducted by the Diagnostics business unit, which the Company currently plans to sell. The services performed by the Diagnostics business unit were exclusively upon DKMS request. Legal proceedings for the Company’s outstanding accounts receivable are expected to take place in Germany during the third quarter of 2003.

On July 21, 2003 the Company was served with a First Amended Complaint filed July 18, 2003 in United States District Court for the Eastern District of Virginia, Alexandria Division. The complaint was filed against the Company, as well the Company’s majority owned subsidiary, GeneShield, Inc. by M. Lee Morse and Aida A. LeRoy alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as well as breach of contract. Both M. Lee Morse and Aida A. Leroy are existing employees of the Company and are associated with the GeneShield business unit. Plaintiffs seek, among other things, injunctive relief as well as performance by the Company under a Contribution and License Agreement dated May 23, 2001. The Company intends to vigorously defend against plaintiffs’ claims and believes that the claims are without merit.

Additionally, the Company has other certain claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases discussed above, in the opinion of management, will not have a material effect on the Company’s financial position or results of operations.

Back to Contents

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 16, 2003, the Company issued two warrants to purchase 350,000 and 75,000 shares of its common stock, respectively, to one of the Company’s bankers. The warrant to purchase 350,000 shares was exercisable any time after the issuance thereof through the fifth anniversary of the issuance date at an exercise price of $0.45 per share. The warrant to purchase 75,000 shares is exercisable any time after the issuance thereof through the fifth anniversary of the issuance date at an exercise price of $0.65 per share. On June 10, 2003, June 13, 2003 and June 27, 2003, the Company issued 125,000, 100,000 and 125,000 shares of its common stock, respectively, resulting in proceeds to the Company of $56,250, $45,000 and $56,250, respectively, in connection with the exercise of the warrant to purchase 350,000 shares.

On June 12, 2003, the Company issued an aggregate of 4,644,444 shares of its common stock in connection with the conversion of 209 shares of its Series A convertible preferred stock. In connection with the conversion of the shares of Series A convertible preferred stock, the Company issued an additional 17,767 shares of its common stock as payment of accrued dividends on the shares of Series A convertible preferred stock converted into common stock.

No underwriters were involved in the foregoing offers and sales of securities. The issuance of the warrants and the shares of common stock issued upon exercise of the warrant and as a dividend on the shares of Series A convertible preferred stock were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the Securities Act), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering and the rules and regulations thereunder. The issuance the shares of common stock issued upon conversion of the shares of Series A convertible preferred stock were made in reliance upon an exemption from the registration provisions of the Securities Act, set forth in Section 3(a)(9) thereof relative to the exchange of securities with no additional consideration and the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were put to a vote of security holders at our Annual Meeting of Stockholders held on June 12, 2003: (i) the election of Nicole S. Williams and George F. Poste, DVM, PhD as Class III directors to serve until 2006; (ii) the approval of the 2003 Orchid BioSciences, Inc. Employee Stock Purchase Plan (Stock Purchase Plan); and (iii) the ratification of the appointment of KPMG LLP as our independent public accounts for the current fiscal year.

The following tables set forth information regarding the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the Nasdaq Stock Market, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers (broker non-votes). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders meeting. The election of directors is decided by plurality of the votes cast; withholding authority to vote for a nominee for director had no effect on the outcome of the vote. For the proposals to approve the Stock Purchase Plan and to ratify the appointment of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2003, the affirmative vote of a majority of shares of common stock voted affirmatively or negatively at the meeting on the matter were necessary for approval. Abstentions with respect to each of the three proposals had no effect on the outcome of the vote.

Proposals:	For	Against or Withheld	Abstentions

(i) election of directors	40,768,060	1,121,134	Not Applicable

(ii) proposal to approve the 2003 Orchid BioSciences, Inc. Employee Stock Purchase Plan	39,762,082	1,884,266	242,846

(iii) proposal to ratify the appointment of KPMG LLP as our independent public accountants for the current fiscal year	41,381,234	485,477	22,483

At the meeting the following directors were approved by the shareholders to serve on the board of directors: Nicole S. Williams and George F. Poste, DVM, PhD as Class III directors to serve until 2006. In addition to these directors, the following directors continue to serve on the board of directors: Sidney M. Hecht, PhD, Kenneth D. Noonan, PhD, Jeremy M. Levin, DPhil, MB BChir and Robert D. Tien, MD, MPH.

Back to Contents

ITEM 5.   OTHER INFORMATION

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The following documents are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The Company filed the following reports on form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2003:

Form 8-K filed on April 2, 2003 announcing the Company’s completion of a $16 million private placement.

Form 8-K filed on May 29, 2003 announcing the Company’s appointment of Paul J. Kelly M.D. as the Company new chief executive officer effective on June 2, 2003.

Form 8-K filed on May 30, 2003 announcing the Company’s realignment of its Geneshield business unit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID BIOSCIENCES, INC.

Date: August 14, 2003	By: /s/ Michael E. Spicer
Michael E. Spicer
Vice President and Chief Financial Officer

Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002