Form 10-Q
period 2003-09-30
ORCHID BIOSCIENCES INC
filed 2003-11-14
CIK 1107216

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of November 1, 2003 was 75,215,098.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ORCHID BIOSCIENCES, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,779	$9,985
Restricted cash	1,900	1,522
Accounts receivable, net	8,833	10,716
Inventory	1,064	944
Prepaids and other current assets	1,734	1,623
Assets of a business component held for sale	6,520	10,497

Total current assets	30,830	35,287

Fixed assets, net	11,190	13,244
Goodwill, net	2,598	3,072
Other intangibles, net	15,287	16,585
Restricted cash	1,485	1,863
Other assets	513	383

Total assets	$61,903	$70,434

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,083	$3,405
Accrued expenses	8,981	9,758
Current portion of long-term debt	2,429	8,510
Deferred revenue	2,565	1,642
Liabilities of a business component held for sale	2,370	2,497

Total current liabilities	20,428	25,812

Long-term debt, less current portion	492	2,299
Accrued restructuring, less current portion	655	1,919
Other liabilities	466	1,711

Redeemable convertible Series A preferred stock; Designated 1,680 shares; $.001 per share par value; 1,041 and 0 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively; stated, minimum redemption and liquidation value of $10,410	8,067	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares; 1,041 shares issued and outstanding as of September 30, 2003 and 0 shares issued and outstanding at December 31, 2002 (reported above)	—	—
Series A junior participating preferred stock, $.001 par value. Designated 1,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value. Authorized 150,000,000 shares; issued and outstanding 71,321,627 and 55,738,781 at September 30, 2003 and December 31, 2002, respectively	71	56
Common Stock to be issued	174	—
Additional paid-in capital	312,514	303,953
Deferred compensation	(512)	(2,305)
Accumulated other comprehensive income	977	389
Accumulated deficit	(281,429)	(263,400)

Total stockholders’ equity	31,795	38,693

Total liabilities and stockholders’ equity	$61,903	$70,434

See accompanying notes to condensed consolidated financial statements.

ORCHID BIOSCIENCES, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and nine months ended September 30, 2003 and 2002

(In thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Product revenues	$—	$886	$—	$1,810
Service revenues	11,756	11,809	36,541	33,707
Other revenues	77	648	394	1,911

Total revenues	11,833	13,343	36,935	37,428

Operating expenses:
Cost of product revenues	—	1,283	—	1,628
Cost of service revenues	7,713	6,172	21,363	19,156
Research and development	642	7,099	3,006	17,864
Marketing and sales	1,123	1,929	4,692	6,526
General and administrative	5,632	7,314	18,048	23,799
Impairment of assets	—	6,061	837	6,061
Restructuring	(72)	2,279	(155)	4,209
Amortization of intangible assets	452	721	1,360	2,237

Total operating expenses	15,490	32,858	49,151	81,480

Operating loss	(3,657)	(19,515)	(12,216)	(44,052)

Other income (expense):
Interest income	16	32	78	504
Interest expense	(114)	(188)	(414)	(568)
Other income/(expense)	1,491	(9)	1,782	(76)

Total other income/(expense), net	1,393	(165)	1,446	(140)

Loss from continuing operations before income taxes	(2,264)	(19,680)	(10,770)	(44,192)

Income tax (expense)/benefit	(549)	—	(1,609)	894

Loss from continuing operations	(2,813)	(19,680)	(12,379)	(43,298)

Discontinued operations:

Loss from operations of a business held for sale	(1,028)	(2,599)	(5,210)	(1,718)

Net loss	(3,841)	(22,279)	(17,589)	(45,016)

Dividends to Series A Preferred Shareholders	(196)	—	(440)	—

Accretion of Series A Preferred Stock discount resulting from conversions	(957)	—	(1,428)	—

Beneficial conversion feature of redeemable preferred stock	—	—	(744)	—

Net loss allocable to common stockholders	$(4,994)	$(22,279)	$(20,201)	$(45,016)

Basic and diluted loss from continuing operations per share allocable to common stockholders	$(0.06)	$(0.35)	$(0.25)	$(0.81)
Basic and diluted loss from discontinued operations per share	$(0.02)	$(0.05)	$(0.09)	$(0.03)
Basic and diluted net loss per share allocable to common stockholders	$(0.08)	$(0.40)	$(0.34)	$(0.84)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	64,979,132	55,530,230	59,229,193	53,415,183

See accompanying notes to condensed consolidated financial statements.

ORCHID BIOSCIENCES, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2003 and 2002

(In thousands)

(unaudited)

	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(12,379)	$(43,298)
Loss from discontinued operations	(5,210)	(1,718)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Cash provided by/(used in) discontinued operations	(854)	180
Noncash compensation expense	1,281	1,984
Depreciation and amortization	4,566	7,255
Favorable settlements of obligations	(1,746)	—
Non cash expense for warrants issued as a financing fee and modification of stock options	166	—
Impairment of discontinued assets	4,704	—
Impairment of assets	837	6,266
Changes in assets and liabilities:
Accounts receivable	1,883	(369)
Inventory	(120)	1,154
Prepaids and other current assets	(111)	126
Other assets	134	200
Accounts payable	678	(1,720)
Accrued expenses, including restructuring	(494)	(1,113)
Deferred revenue	923	772
Other liabilities	—	(113)

Net cash used in operating activities	(5,742)	(30,394)

Cash flows from investing activities:
Capital expenditures	(1,906)	(2,701)
Increase in restricted cash	—	(3,385)
Increase in intangible assets	—	(417)
Purchases of short-term investments	—	(11,198)
Maturities of short-term investments	—	27,785

Net cash provided by/(used in) investing activities	(1,906)	10,084

Cash flows from financing activities:
Net proceeds from issuance of common stock	598	21,223
Net proceeds from issuance of redeemable convertible preferred stock	16,000	—
Repayment of debt from line of credit	(7,888)	(2,572)
Payments of patent obligation	(375)	(475)

Net cash provided by financing activities	8,335	18,176

Effect of foreign currency translation on cash and cash equivalents	107	(147)

Net increase (decrease) in cash and cash equivalents	794	(2,281)

Cash and cash equivalents at beginning of period	9,985	10,746

Cash and cash equivalents at end of period	$10,779	$8,465

Supplemental disclosure of noncash financing and investing activities:
Reversal of deferred compensation from forfeiture of common stock options	$512	$—
Issuance of common stock warrants to investors of the redeemable preferred stock	2,903	—
Issuance of units of redeemable preferred stock to placement agent as a financing fee	750	—
Issuance of common stock warrants to placement agent of the redeemable preferred stock	120	—
Beneficial settlements of purchase accounting obligations	524
Beneficial conversion feature of redeemable preferred stock	744	—
Dividends to Series A Preferred Shareholders issued in common stock	440
Accretion of Series A Preferred Stock discount resulting from conversions	1,428	—
Changes in deferred compensation for grant, forfeiture and remeasurement of common stock options	—	1,297
Issuance of note payable and common stock for patent	—	1,500
Issuanace of common stock for patent	—	500
Incremental Lifecodes liability recorded as incremental goodwill	—	525

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$296	$451

See accompanying notes to condensed consolidated financial statements.

ORCHID BIOSCIENCES, INC.

AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Nine months ended September 30, 2003

(In thousands, except shares)

(Unaudited)

	Common Stock		Common Stock to be issued	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2002	55,738,781	$56	$—	$303,953	$(2,305)	$389	$(263,400)	$38,693
Warrants issued to placement agent as a financing fee	—	—	—	120	—	—	—	120
Warrants issued to third party broker as financing fee	—	—	—	133	—	—	—	133
Warrants issued to Series A Preferred Shareholders	—	—	—	2,903	—	—	—	2,903
Issuance of common stock for conversion of Series A Preferred Stock	14,088,879	14	—	4,896	—	—	—	4,910
Issuance of common stock from exercise of warrants	425,000	—	—	206	—	—	—	206
Issuance of common stock from exercise of stock options	763,160	1	—	368	—	—	—	369
Issuance of common stock as dividends to Series A Preferred Shareholders who converted	29,766	—	—	57	—	—	(57)	—
Dividends payable in common stock to Series A Preferred Shareholders	169,471	—	174	209	—	—	(383)	—
Issuance of common stock from favorable settlement of restructuring obligation	106,570	—	—	148	—	—	—	148
Compensation expense from modification of stock options	—	—	—	33	—	—	—	33
Amortization of deferred compensation	—	—	—		1,281	—	—	1,281
Reversal of deferred compensation for forfeitures	—	—	—	(512)	512	—	—	—
Other comprehensive income	—	—	—	—	—	588	—	588
Net loss	—	—	—	—	—	—	(17,589)	(17,589)

Balance at September 30, 2003	71,321,627	$71	$174	$312,514	$(512)	$977	$(281,429)	$31,795

See accompanying notes to condensed consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002

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

On December 30, 1999, the Company acquired GeneScreen, Inc. (GeneScreen), which operates genetic diversity testing laboratories in Dallas, Texas and Dayton, Ohio. GeneScreen performs DNA laboratory analyses for paternity and forensic testing. GeneScreen’s primary source of revenue is paternity testing under contracts with various state and county governmental agencies.

During 2001, the Company consummated two acquisitions. On February 12, 2001, the Company acquired Cellmark Diagnostics (Cellmark), a division of AstraZeneca. Cellmark is a leading provider of genetic testing services in the United Kingdom (UK) and also sells kits and conducts testing for genetic diseases, including cystic fibrosis. On December 5, 2001, the Company acquired Lifecodes Corporation (Lifecodes). Lifecodes is a leading provider of genetic testing for forensics and paternity in the US, as well as donor transplantation testing.

The Company has not achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations and positive cash flows can be achieved or, if ever achieved, could be sustained on a continuing basis. The Company’s accumulated deficit aggregated $281,429 at September 30, 2003. During the first quarter of 2003, the Company consummated a financing transaction that it expects to be sufficient, coupled with existing cash on hand, the availability to the Company’s bank line of credit, and the cash proceeds expected from the sale of the Company’s Diagnostics business to fund the Company’s operations at least through the first half of 2004 when the Company expects to reach cashflow self-sufficiency. In October 2003, the Company signed a definitive agreement to sell certain assets and liabilities of the Diagnostics business to Tepnel Life Sciences PLC for approximately $4,300 in cash, less selling expenses. Subject to certain closing conditions, the Company expects that the sale of its Diagnostics business will be completed by the end of 2003. The Company may be unable to raise additional funds or raise funds on terms that are acceptable to the Company. If future financing is not available to the Company, or is not available on terms acceptable to the Company, it may not be able to fund its future needs. The Company currently does not anticipate the need to raise funds through the equity markets in the near future. However, if the Company does raise funds through equity or convertible securities, the Company’s stockholders may experience dilution and the Company’s stock price may decline.

In January of 2003, the Company received a notice from the Nasdaq National Stock Market indicating that the Company had failed to comply with the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5) and that its common stock was subject to delisting from the Nasdaq National Stock Market. The Company filed a request for a hearing before the Nasdaq Qualifications Panel (the Panel) to appeal the staff determination, which occurred on February 19, 2003. On March 26, 2003, the Panel determined to continue listing of the Company’s common stock on the Nasdaq National Stock Market through June 24, 2003. On April 15, 2003, the Company held a special shareholders meeting at which the shareholders approved implementation of a reverse stock split in an attempt to comply with the minimum bid price above $1.00 before June 24, 2003. The Company’s Board of Directors had discretion to implement the approved reverse stock split at any time before June 12, 2003. On June 9, 2003, the Board of Directors of the Company elected not to proceed with the reverse stock split because the Company had regained compliance with the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5).

(2) Inventory

Inventory is comprised of the following at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Raw materials	$772	$691
Work in progress	281	227
Finished goods	11	26

	$1,064	$944

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in the forensic, paternity and public health DNA testing process. Work in progress consists mainly of case work not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

(3) Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at September 30, 2003 and December 31, 2002:

	September 30, 2003			December 31, 2002
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Base technology	$5,980	$(1,883)	$4,097	$5,980	$(1,535)	$4,445
Customer list	5,040	(1,605)	3,435	5,040	(1,296)	3,744
Trademark/trade-name	3,946	(880)	3,066	3,946	(613)	3,333
Patents and know-how	4,895	(450)	4,445	4,895	(147)	4,748
Other	641	(397)	244	579	(264)	315

Totals	$20,502	$(5,215)	$15,287	$20,440	$(3,855)	$16,585

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows:

Three months ending December 31, 2003	$481
2004	1,798
2005	1,699
2006	1,699
2007	1,699

During the nine months ended September 30, 2003, the Company settled certain accruals established at the time of the Lifecodes acquisition. The Company settled these matters for $524 less than the outstanding accruals and therefore recorded a reduction of goodwill. The effects of foreign currency translation on goodwill, was an increase of $50 during the nine months ended September 30, 2003.

(4) Debt

On December 23, 2002, the Company consummated a line of credit with a commercial bank for a maximum of $10,000. Any amounts outstanding pursuant to this line of credit are secured by substantially all of the Company’s assets. The borrowing base is based on 80% of eligible accounts receivable (as defined in the agreement). Borrowings pursuant to the line of credit bear interest at a range of prime plus 0.5% to 2.5% based on the liquidity ratio of the Company (as defined in the agreement). The line of credit agreement contains certain financial and non-financial covenants. As of September 30, 2003 the Company was not in compliance with certain financial covenants, however, subsequent to September 30, 2003 the Company received waivers through September 30, 2003 from its commercial bank related to these events of default. There can be no assurances that the Company will be in compliance with its covenants in future periods. The Company is not in compliance with its Revenue Requirement Covenant for the month of October. Accordingly, amounts outstanding under this line of credit may not be available to borrow without obtaining additional waivers from the commercial bank. This line of credit expires on December 22, 2003.

The agreement also contains a material adverse changes clause, which, if triggered, would constitute an event of default. Pursuant to the terms of the line of credit, the Company also issued 215,000 warrants to purchase common stock of the Company at an exercise price of $0.64 per share. The warrants are immediately exercisable and have a five-year term. The Company calculated the $88 fair value of the warrants using the Black Scholes option-pricing model. This value was recorded as debt issuance costs and is being amortized over the term of the debt. As of September 30, 2003, the Company had no amounts outstanding under the line of credit.

The Company also maintains amounts outstanding pursuant to another line of credit with another commercial bank, which was entered into in December 1998 and amended in December 2000. The availability under this line of credit has expired. As of September 30, 2003, the Company had $2,921 outstanding under this line of credit. Pursuant to this line of credit, if the Company does not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35,000 or twelve months’ cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), the Company is required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. The Company was also required to provide a cash security deposit or obtain a letter of credit equal to $2,150 plus 50% of any future draw amount no later than June 30, 2001, unless the Company completed a follow-on equity offering of at least $50,000 in net unrestricted proceeds. During 2001, the Company did complete a follow-on offering, however, the net unrestricted proceeds from the offering were less than the minimum amount required under the loan line. On March 29, 2002, the Company received written notice from the lender stating that the lender waived the requirement of a pledge of cash security deposit or letter of credit under this agreement through March 31, 2002. In addition, subsequent to March 31, 2002, the Company did not maintain the minimum unrestricted cash as defined in the Agreement. On August 14, 2002, the Company also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter of credit under this agreement for the period of non-compliance through June 19, 2002. On June 19, 2002, the Company obtained a letter of credit in the amount of $2,682 as required by the amended line of credit, which was supported by a cash restriction on certain securities held by the Company. In June 2003, the letter of credit expired and the cash was converted to a security deposit held by the lender. As such, this cash restriction, in addition to cash restricted under two of the Company’s operating leases is reflected as restricted cash in the condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002 of $3,385, of which $1,900 and $1,485, respectively, is classified as a long term asset.

(5) Issuance and Sale of Series A Redeemable Convertible Preferred Stock and Warrants

On March 31, 2003, the Company completed the issuance and sale of 1,600 units (Units) to certain investors (each an Investor and collectively, the Investors). Each Unit consists of (i) one share of the Company’s newly created Series A Redeemable Convertible Preferred Stock, $.001 par value per share (the Series A Preferred Stock), convertible into approximately 22,222.22 shares of common stock, and (ii) a warrant (Warrant) to purchase approximately 6,666.67 shares of common stock. Each Unit had a purchase price of $10, providing the Company with $16,000 in net proceeds after $750 was allocated to bankers fees. The Company also issued an additional 75 Units to a banker as a fee for this transaction. The $750, which relates to the bankers fee, which was taken in 75 Units was recorded as a reduction to the carrying value of the Series A Preferred Stock as of the transaction date. The Warrants associated with the 75 Units issued to the banker in this transaction were valued at $120, based on the Black-Scholes option- pricing model, and were also recorded as a reduction to the carrying value of the Series A Preferred Stock as of the transaction date. The Warrants associated with the Units sold to the Investors were valued at $2,903, based on the Black-Scholes option-pricing model, and recorded as a reduction in the carrying amount of the Series A Preferred Stock that was issued and an increase to additional paid-in capital. As a result of the financing transaction, the Company recorded a beneficial conversion feature of $744 in the net loss allocable to common stockholders during the nine months ended September 30, 2003. The beneficial conversion feature was calculated as the difference between the Company’s per share value as of the commitment date and the per share value of the Series A Preferred Stock transaction after giving effect to the value associated with the Investors Warrants.

The Series A Preferred Stock is convertible into common stock, at the Investors’ discretion, at a per share conversion price of $0.45, provided, however, that no Investor is allowed to convert Series A Preferred Stock if the conversion would result in such Investor beneficially owning more than 4.99% of the Company’s outstanding common stock (the Cap Amount). Each holder of the Series A Preferred Stock is entitled to vote on all matters submitted to a vote of the Company’s stockholders on an as-converted basis, subject to the Cap Amount. The Series A Preferred Stock bears cumulative dividends, payable quarterly, at an initial annual rate of 6% for the first nine quarters. After the ninth quarter, the dividend rate will increase by 2% for each quarter thereafter, to a maximum of 12% per year. If, however, the common stock ceases to be listed on either the Nasdaq (the National Market or SmallCap) (collectively, the NASDAQ), the New York Stock Exchange (the NYSE) or the American Stock Exchange (the AMEX), the dividend rate will automatically increase to 14% per year until the common stock is subsequently listed on one of the aforementioned markets or exchanges. Dividends are payable, at the Company’s option, in cash or shares of common stock, valued at the average closing sales price of the common stock for the five trading day period prior to the dividend date. The proceeds from this financing can be used for general and corporate purposes and working capital, but is restricted as to certain other uses.

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

The redemption amount that the Company is required to pay equals 125% of the purchase price of the Series A Preferred Stock and the accrued and unpaid dividends, except that in the case of a change of control, the redemption equals 150% of such amount. The Series A Preferred Stock is also entitled to a liquidation preference equal to the purchase price plus all accrued and unpaid dividends. Due to the redemption characteristics of the Series A Preferred Stock, the Company has classified the carrying value of the Series A Preferred outside of stockholders’ equity in the accompanying condensed consolidated balance sheet as of September 30, 2003. The Company will not accrete the carrying value of the Series A Preferred Stock to the redemption value until an event that would require redemption becomes probable. As of September 30, 2003, the redemption of the Series A Preferred Stock is not probable and the outstanding Series A Preferred Stock has been recorded at its original carrying value in the accompanying condensed consolidated balance sheet as of September 30, 2003.

If certain requirements as defined in the agreement are met after the second anniversary of the financing, the Company may at its option redeem the Series A Preferred Stock in whole or in part for 125% of the original purchase price. If the Company stock price exceeds certain levels for certain periods of time, as defined in the agreement, or the Company consummates an underwritten public offering of its common stock at certain levels, as defined in the agreement, the Company may at its option redeem the Series A Preferred Stock in an amount equal to the original purchase price. During the three months ended September 30, 2003, the Company’s stock price exceeded the level and time period that was required, as defined in the agreement, to give the Company the ability and right to redeem the Series A Preferred Stock at its option. However, there can be no assurances that the Company’s stock price will maintain this level and therefore the Company may not have the ability to redeem the Series A Preferred Stock at its option in the future.

The Warrants are exercisable at any time after the first anniversary of the issuance date through the fifth anniversary of the issuance date at an exercise price equal to $0.45 per share. In addition, the Warrants are exercisable via a cashless exercise from the second anniversary of the issuance date through the fifth anniversary of the issuance date.

During the nine months ended September 30, 2003, 634 shares of Series A Preferred Stock were converted into 14,088,879 shares of common stock. The Company also issued 199,237 shares of common stock for dividends on outstanding shares of Series A Preferred Stock and dividends on those shares of Series A Preferred Stock which were converted into common stock during the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Company also accrued dividends related to the Series A Preferred Stock in the amount of $440 and accreted the discount of the carrying amount of the Series A Preferred Stock by $1,428 as a result of the conversion of 634 shares of Series A Preferred Stock into common stock during the nine months ended September 30, 2003. Both the dividends and the accretion have been included in net loss allocable to common stockholders for the three and nine months ended September 30, 2003. The dividends are payable quarterly pursuant to the terms of the agreement and the Company has classified the amount of shares issuable of $174 as “common stock to be issued” in the accompanying condensed consolidated balance sheet as of September 30, 2003 accordingly. Subsequent to September 30, 2003 and through November 1, 2003, an additional 174 shares of Series A Preferred Stock were converted into 3,866,661 shares of common stock. As of November 1, 2003, there were 867 shares of Series A Preferred Stock outstanding.

(6) Restructuring

During the nine months ended September 30, 2003, the Company settled two restructuring obligations on favorable terms. The first favorable settlement related to the Company’s leasehold obligation for one of its Princeton based facilities. During the second quarter of 2003, the Company recorded a benefit to the restructuring of approximately $305 due to the Company settling this matter for an amount less than its original estimate. During the third quarter of 2003, the Company reflected another benefit to the restructuring of $373 related to a favorable settlement of an obligation to the former chief executive of the Company. In connection with this settlement, the Company issued 106,570 shares of common stock and cash valued at approximately $196.

During the nine months ended September 30, 2003, the Company recognized an additional $523 of restructuring expense which offset the benefits mentioned above. As a result of the realignment of the Company’s GeneShield business unit (see note 7), the Company recorded approximately $377 of severance, legal and facility related charges in the restructuring. The Company also recognized approximately $146 as restructuring expense associated with its former chief financial officer, a portion of which is related to the modification of the terms of previously issued options to purchase common stock. As of September 30, 2003 and December 31, 2002, the Company has $2,196 and $4,285, respectively in restructuring accruals outstanding of which $655 and $1,919, respectively, is classified as a long term liability.

(7) Impairment

During the nine months ended September 30, 2003, the Company decided to strategically realign its GeneShield business unit and the Company is currently in the process of evaluating potential future market segments and commercialization strategies for this initiative. In connection with this decision, the Company terminated its GeneShield employees, most of whom were located in the Company’s Arlington, Virginia facility. As a result of this decision, the Company impaired various fixed assets including office and computer equipment, furniture and fixtures and software for approximately $837.

(8) Discontinued Operations

During the year ended December 31, 2002, management with the appropriate authority made the decision to sell the Diagnostics business. This decision was made after an internal evaluation of the strategic direction of the Company was performed. The Company decided to focus its efforts on the services businesses where it offers paternity, forensics and public health testing. In October 2003, the Company signed a definitive agreement for the sale of this business and expects this sale to occur by the end of 2003. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has not included the results of operations of its Diagnostics business held for sale in the results from continuing operations. The results of operations for this business unit held for sale have been reflected in discontinued operations. The results of operations for discontinued operations for the three and nine months ended September 30, 2003 and 2002, respectively, consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$2,457	$3,649	$8,088	$11,824
Costs of products and services revenues	1760	2,017	5,428	6,575

Gross margin	697	1,632	2,660	5,249
Research and development	398	342	1,137	764
Selling and marketing	533	473	1,612	1,162
General and administrative	180	3,165	605	4,245
Amortization of intangible assets	—	234	—	696
Impairment of assets	799	—	4,704	—

Operating loss	(1,213)	(2,582)	(5,398)	(1,618)
Other income/(expenses)	185	(17)	188	(100)

Net loss	$(1,028)	$(2,599)	$(5,210)	$(1,718)

During the quarters ended June 30, 2003 and September 30, 2003, the Company obtained additional information with respect to the value of its business which is currently held for sale. Based on this additional information, the Company determined that an evaluation of the long lived assets of the discontinued business was required. Based on this evaluation, the Company recorded additional impairment charges of $3,905 and $799, during the quarters ended June 30, 2003 and September 30, 2003, respectively, related to predominantly intangible assets of that business, which has been reflected in the income/(loss) of the discontinued business. In October of 2003, the Company signed a definitive agreement to sell certain Diagnostic assets and liabilities for $4,300 in cash, less selling expenses. This transaction is expected to close before the end of 2003.

The assets and liabilities of the business held for sale has been reflected as such in the condensed consolidated balance sheet as of September 30, 2003 and December 31, 2002. As the Company expects to sell this business by the end of 2003, all of the assets and liabilities for both periods presented have been reflected as current. The components of these assets and liabilities are as follows:

	September 30, 2003	December 31, 2002
Accounts receivable	$1,558	$1,321
Inventory	2,398	2,388
Other current assets	135	222

Current assets	4,091	3,931
Fixed assets	2,429	3,045
Intangible assets	—	3,521

Total assets	6,520	10,497
Accounts payable and accrued expenses	2,370	2,459
Other liabilities	—	38

Total liabilities	2,370	2,497

Net assets	$4,150	$8,000

(9) Stock-Based Compensation

The Company accounts for its stock-based compensation to employees and members of the board of directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market price (estimated fair value prior to the initial public offering in May 2000 (IPO)) of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) which permits entities to provide pro forma net loss and net loss per share disclosures for stock-based compensation as if the fair value method defined in SFAS 123 had been applied. Had the Company determined compensation cost for options based on the fair value method at the measurement date for its stock options under SFAS 123, the Company’s net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been an increase to the pro forma amounts indicated below:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net loss allocable to common stockholders:
As reported	$(4,994)	$(22,279)	$(20,201)	$(45,016)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	300	737	1,281	2,164
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(455)	(2,387)	(2,145)	(6,013)

Pro forma under SFAS 123	$(5,149)	$(23,929)	$(21,065)	$(48,865)
Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.08)	$(0.40)	$(0.34)	$(0.84)
Pro forma under SFAS 123	$(0.08)	$(0.43)	$(0.36)	$(0.91)

In determining the fair value for grants of common stock options, the Company used the following assumptions:

	Three and Nine Months ended September 30,
	2003	2002
Risk-free interest rate	4.85%	5.00%
Volatility	90%	90%
Expected option life	5.5 years	7 years
Expected dividend yield	0%	0%

(10) Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income (SFAS 130) requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is displayed as a separate component of stockholders’ equity. The following table reconciles net loss to comprehensive loss for the three and six months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(3,841)	$(22,279)	$(17,589)	$(45,016)
Other comprehensive loss:
Unrealized holding loss arising during the period	—	92	246	(161)
Less reclassification adjustment for gains included in net loss	—	102	—	297

Unrealized holding loss on available-for-sale securities	—	(10)	246	(458)
Foreign currency translation	59	88	342	407
Other adjustments	—	(192)	—	(192)

Other comprehensive loss	59	(114)	588	(243)

Comprehensive loss	$(3,782)	$(22,393)	$(17,001)	$(45,259)

(11) Segment Information

In early 2002, the Company completed an internal process of realigning its business into four business units. These business units consisted of Orchid Identity Genomics, Orchid GeneShield, Orchid Diagnostics and Orchid Life Sciences. A brief description of all of the business units which were determined to be reportable segments is as follows:

•	Orchid Identity Genomics provides DNA testing for paternity and forensics determinations to state and local governmental authorities as well as to individuals and organizations, through Orchid GeneScreen and Orchid Cellmark;

•	Orchid GeneShield was developing programs designed to accelerate the adoption and use of personalized medicine by patients and physicians;

•	Orchid Diagnostics provides products and services for genetic testing, including HLA genotyping, disease susceptibility testing and immunogenetics, or the study of the relationship between an individual’s immune response and their genetic makeup, to individuals; and

•	Orchid Life Sciences developed and marketed products, services and technologies for SNP genotyping, or scoring, and genetic diversity analyses to life sciences and biomedical researchers as well as pharmaceutical, agricultural, diagnostic and biotechnology companies. Orchid Life Sciences also performs scrapie susceptibility testing primarily for the UK government through Orchid Europe with the goal of breeding sheep genetically resistant to the disease scrapie. The product portion of this business unit was divested in 2002 and the SNP genotyping service business has been considered a non-core business for the Company. The scrapie susceptibility testing business is still considered to be part of the core focus of the Company on an ongoing basis and the Company has accordingly renamed the Orchid Life Sciences business unit to Orchid Public Health.

The Board of Directors of the Company committed to sell the Company’s Diagnostic business unit during 2002 and expects to complete the sale by the end of 2003. As a result of this decision, the segment information for the Diagnostics business unit has been excluded below. Note 8 depicts the operations of that business which is reflected as discontinued operations and the assets and liabilities of that business unit are considered as “held for sale”. The chief operating decision maker of the Company measures segment profit/(loss) using operating income/(loss), which excludes other income (expense) and allocation of corporate expenditures. These corporate costs which include treasury, human resources, finance, restructuring costs and certain other corporate functions, are included in corporate and all other. “All other” also reflects the operations of Orchid GeneShield during the three and nine months ended September 30, 2003 and 2002 which the Company considers to be insignificant from a segment reporting perspective. Goodwill has been allocated to each reportable segment as shown below. Prior period information presented below has been restated to conform to the current segment presentation.

	Orchid Identity Genomics	Orchid Public Health	Corporate & all other	Total
For the three months ended September 30, 2003:
Revenues from external customers	$10,156	$1,622	$45	$11,833
Segment operating income/(loss)	680	587	(4,924)	(3,657)

As of and for the nine months ended September 30, 2003:
Revenues from external customers	$31,054	$5,383	$498	$36,935
Segment operating income/(loss)	3,878	2,492	(18,586)	(12,216)
Goodwill	2,598	—	—	2,598
Total assets from continuing operations	$33,321	$2,785	$19,277	$55,383
Total assets from discontinued operations	—	—	—	6,520

Total assets	$—	$—	$—	$61,903

For the three months ended September 30, 2002:
Revenues from external customers	$10,341	$3,002	$—	$13,343
Segment operating income/(loss)	1,439	(10,391)	(10,563)	(19,515)

As of and for the nine months ended September 30, 2002:
Revenues from external customers	$29,584	$7,844	$—	$37,428
Segment operating income/(loss)	2,114	(18,149)	(28,017)	(44,052)
Goodwill	2,417	—	—	2,417
Total assets from continuing operations	$39,523	$14,330	$22,915	$76,768
Total assets from discontinued operations	—	—	—	17,880

Total assets	$—	$—	$—	$94,648

(1)	The three and nine months ended September 30, 2003, as depicted above, reflects the Public Health testing business related to scrapie susceptibility testing, which is what the Company refers to as Public Health testing. Included in the amounts reflected for the three and nine months ended September 30, 2002 are the results of operations of the public health business in addition to the products, services and technologies for SNP genotyping, or scoring, and genetic diversity analyses (SNP Genotyping). The SNP Genotyping business had historically incurred significant losses due to its research and development activities. The product related assets of SNP Genotyping were sold to a third party in 2002 and therefore these activities are not included in the three and nine months ended September 30, 2003. Revenues and operating income for public health on a standalone basis for the three and nine months ended September 30, 2002 were $443 and $302, respectively, for the three months ended September 30, 2002 and $2,741 and $820, respectively, for the nine months ended September 30, 2002.

(12) Commitments and Contingencies

In connection with the Company’s acquisition of certain patents in 2002 and 2001, the Company assumed obligations to pay future amounts over the next four years. The obligations have been recorded in the accompanying consolidated balance sheet as of September 30, 2003, at the net present value of the future obligations. The payments, which are to be made to the original patent holders are as follows:

2003	$291
2004	744
2005	150
2006	150
2007	150

Total	1,515
Less current portion	1,065

Present value of future obligations, less current portion	$450

In connection with sale of the Life Sciences product related assets, the Company is committed to purchase materials and supplies in the amount of $1,300 in 2003 and $1,300 in 2004, however, the Company is actively renegotiating the terms of that contract.

On July 16, 2003, the Company amended its agreement related to obligations associated with its 2001 acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix. Pursuant to the amended agreement, the Company is obligated to pay approximately $375 at the signing of the agreement and $600 over the next four years in ratable installments of $150 per year to the original patent holders. Prior to the execution of the amended agreement, the Company reflected an obligation pursuant to the original agreement in an amount of $2,350, net of the amount related to interest. Based on the amended agreement, the Company paid $375 upon execution and recorded a benefit to other income of $1,375 to its statement of operations associated with the amended agreement during the three months and nine months ended September 30, 2003.

On February 13, 2002 the Company received a Notice of Lawsuit and Request for Waiver of Service of Summons and a copy of the complaint filed in the United States District Court for the Southern District of New York in connection with a class action lawsuit. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The complaint alleged that, in connection with the Company’s May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of

IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. The claims against individuals officers named as defendants were earlier dismissed without prejudice, subject to a tolling agreement. The plaintiffs and defendant issuers have agreed in principal on a settlement, that, upon a one-time surety payment by defendant issuers, insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out of pocket costs.

The Company had been in litigation with St. Louis University of St. Louis, Missouri regarding its belief that the Company’s SNP scoring technology infringes certain claims under US patent 5,846,710, which was controlled by the University. On August 7, 2002, the parties dismissed the litigation and the Company acquired the subject patent. Pursuant to the terms of a settlement agreement, the University conditionally assigned both the patent and all license agreements related thereto to the Company. On March 13, 2003, the University notified the Company that it was unable to obtain a required consent to assign the patent to the Company. Pursuant to the terms of the Company’s settlement agreement with St. Louis University, the failure to obtain such consent results in the automatic grant to the Company of an exclusive license under the patent. On October 1, 2003, the Company entered into an exclusive Patent License Agreement on similar terms as the original Settlement Agreement. Under the Patent License Agreement the Company receives a worldwide license to the patent with the right to grant sublicenses in any field for any use.

The Company is a defendant in litigation commenced by Enzo Biochem, Inc, and Enzo Life Sciences, Inc.. The complaint asserts that the Company purchased materials from plaintiffs’ authorized distributor and resold those materials in a manner not authorized by the related distribution agreements. The complaint, therefore, seeks monetary damages based primarily on alleged patent infringement by the Company. The litigation currently is in fact discovery and no expert discovery has occurred. As a result, it is not possible for the Company to provide an opinion on the likely outcome of the various claims, but the Company intends to vigorously defend against plaintiffs’ claims and believes that the claims are without merit.

Prior to the Company’s acquisition of Lifecodes, which occurred on December 5, 2001, Lifecodes sold Medical Molecular Diagnostics GmbH, (MMD), a wholly owned subsidiary of Lifecodes based in Dresden, Germany to Duetsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH, (DKMS), pursuant to a Stock Purchase Agreement dated November 15, 2002 (SPA). Upon the acquisition of Lifecodes, the Company assumed Lifecodes obligations to DKMS under the SPA. On September 19, 2003, the Company received a complaint on behalf of DKMS through a Request for Service Abroad of Judicial Documents. The complaint seeks damages under the SPA for DKMS’s cost to acquire MMD. DKMS claims defects in the equipment of the MMD laboratory. The Company has not reserved any amount related to this case and believes that the allegations are without merit and intends to vigorously defend against these anticipated claims. In addition, in December 2002, the Company filed a claim in Germany against DKMS for significant unpaid accounts receivable that accrued during the year ended December 31, 2002. The accounts receivable were for HLA typing services conducted by the Diagnostics business unit, which the Company is currently under agreement to sell. The services performed by the Company’s Diagnostic business unit were exclusively upon DKMS’ request. Legal proceedings for the Company’s outstanding accounts receivable are expected to take place in Germany during the first quarter of 2004.

On July 21, 2003 the Company was served with a First Amended Complaint filed July 18, 2003 in United States District Court for the Eastern District of Virginia, Alexandria Division. The complaint was filed against the Company, as well as the Company’s majority owned subsidiary, GeneShield, Inc. by M. Lee Morse and Aida A. LeRoy alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as well as breach of contract. Both M. Lee Morse and Aida A. LeRoy were employees of the GeneShield business unit. On September 26, 2003, the parties dismissed the litigation and entered into a royalty-bearing License Agreement whereby Morse and LeRoy would receive limited rights to certain technology.

Additionally, the Company has other certain claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on the Company’s financial position or results of operations.

(13) Income Tax (Expense)/Benefit

During the three and nine months ended September 30, 2003, the Company recorded $549 and $1,609 in foreign income tax expense associated with the Company’s operations in Europe which is currently generating taxable income.

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

During January 2002, the Company completed the sale of approximately $11,000 of its New Jersey tax loss carry forwards and received $894, which was recorded as an income tax benefit.

(14) Newly Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within SFAS 150’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. The Company believes FIN 46 will not have a material effect on its financial position or results of operations.

(15) Adoption of Employee Stock Purchase Plan

During the nine months ended September 30, 2003, the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the Plan). Employees who own more than 5% of our stock may not participate in the Plan. At the beginning of an offering period, as defined in the Plan document, each participant receives an option to purchase shares of common stock at the end of each accumulation period, at an exercise price equal to the lesser of 85% of (i) the fair market value of the common stock on the last trading day before the start of the applicable offering period (however, in the case of the first offering period the fair market value of the common stock on August 1, 2003), or (ii) the fair market value of the common stock on the last trading day of the accumulation period. The maximum number of shares that may be purchased by any participant in the Plan in an accumulation period is 25,000 shares. No participant may purchase shares having an aggregate fair market value greater than $25 in any calendar year. A total of 2,500,000 shares of the Company’s common stock is reserved for issuance under the Plan. The number of shares authorized under the Plan is subject to adjustment for stock splits and other similar events. In addition, as of January 1 each year, beginning January 1, 2005 and ending January 1, 2007, the number of shares of common stock reserved for issuance under the Plan will be increased automatically by the lesser of: (i) 2% of the total number of shares of common stock then outstanding; or (ii) 250,000 shares. The Plan may be amended, suspended or terminated at any time by the Board of Directors. Amendments affecting any increase in the number of shares available under the Plan and any other amendment to the extent required by applicable law or regulation shall be subject to the approval of the Company’s stockholders.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition as of September 30, 2003 and the Results of Operations for the three and nine months ended September 30, 2003 and 2002 should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

During 2002, we conducted a strategic review of our business and, as a result, we are focusing on our high growth services businesses where we are a market leader in profiling genetic uniqueness, including forensics, paternity and public health DNA testing as well as personalized medicine. In December 2002, we divested our SNP genotyping instruments and related consumables assets offered by our Orchid Life Sciences business unit. The only remaining portion of the Orchid Life Sciences business unit is the scrapie susceptibility testing primarily performed for the UK government with the goal of breeding sheep genetically resistant to the disease scrapie. As a result, this business unit has been renamed to Orchid Public Health. We intend to continue to leverage our leading SNP technology in providing genoprofiling services offered by our other business units. During 2002, we also decided to sell our Diagnostics business unit. This business unit offers diagnostic testing consumables for laboratories throughout the US and Europe as well as HLA testing for organ transplantation and cystic fibrosis testing. Our Diagnostic business unit is considered to be a non-core asset that we expect to sell and, therefore, has been reflected as a discontinued operation in our consolidated results of operations. In October 2003, we signed a definitive agreement to sell certain assets and liabilities of our Diagnostic business to Tepnel Life Sciences PLC for $4.3 million in cash, less selling expenses. Subject to certain closing conditions, we expect this transaction to close before the end of 2003.

Our ability to achieve profitability will depend largely on our ability to continue to grow revenues and gross margins in genoprofiling services for forensics, paternity and public health DNA testing. Our ability to increase our gross margins in our genoprofiling services depends, in part, on our ability to leverage our leading SNP technology where it provides us with a competitive advantage.

We have incurred losses since inception, and, as of September 30, 2003, we had total stockholders’ equity of approximately $31.8 million, including an accumulated deficit of approximately $281.4 million. We anticipate incurring additional operating losses at least through the third quarter of 2003. During 2002, we secured a $10 million line of credit with a commercial lender which expires in December 2003 but contains automatic renewal provisions at the commercial lender’s option. In 2003, we issued and sold an aggregate of 1,600 units, each unit consisting of one share of our Series A convertible preferred stock and one warrant to purchase our common stock for aggregate net proceeds of $16.0 million (see “Liquidity and Capital Resources” below). In addition, in October 2003 we executed a definitive agreement to sell certain assets and liabilities of our Diagnostics business for $4.3 million less expenses related to this sale. We cannot make any assurance that any of these prospective arrangements to secure cash to fund future operations will be successful.

Acquisition, Divestitures and Establishment of New Businesses

On December 30, 1999, we acquired GeneScreen, Inc., which operates DNA testing laboratories in Dallas, Texas and Dayton, Ohio. Orchid GeneScreen performs DNA laboratory analyses for paternity and forensic testing. Orchid GeneScreen’s primary source of revenue is paternity testing under contracts with various state and county governmental agencies.

On February 12, 2001, we acquired Cellmark Diagnostics, a division of AstraZeneca, in an asset acquisition. Cellmark is a leading provider of genetic testing services in the UK and sells kits and conducts testing for genetic diseases, including cystic fibrosis. The cystic fibrosis business of Cellmark Diagnostics is a portion of the Diagnostic business that we are under agreement to sell to Tepnel Life Sciences PLC which is expected to be completed by the end of 2003.

On December 5, 2001, we acquired all of the outstanding equity securities of Lifecodes Corporation. Lifecodes is a leading provider of DNA testing for forensics and paternity in the US as well as transplantation testing. We acquired Lifecodes in order to strengthen our position in the clinical grade testing market. We believe that this acquisition, in addition to the two previous acquisitions of GeneScreen and Cellmark, are significant steps in providing cost efficient, high throughput clinical testing services that form the core focus of our company. Lifecodes also maintains a diagnostic kit business which, subsequent to our sale of the Orchid Life Sciences product related assets to Beckman Coulter, Inc. in 2002, comprises our only products business and which is currently held for sale as part of Orchid Diagnostics. The diagnostic kit and transplantation testing business of Lifecodes is a significant portion of the Diagnostic business that we are under agreement to sell to Tepnel Life Sciences PLC which is expected to be completed by the end of 2003.

The GeneScreen, Cellmark, and Lifecodes businesses in paternity and forensics testing support our goal of extending our geno-profiling business. We intend to apply our SNP technology to the paternity and forensics businesses of GeneScreen, Cellmark, and Lifecodes where it enables us to reduce the cost of providing genotyping services. Our DNA testing business is dependent upon our ability to successfully and competitively bid and qualify for contracts with various governmental entities to provide paternity and forensics testing services. We expect revenues from our respective forensics businesses of GeneScreen, Cellmark, and Lifecodes to increase as DNA analyses are increasingly being used by the authorities within the criminal justice system to identify perpetrators and exonerate the innocent.

Our GeneShield business, established in 2001, was in the process of developing a number of pharmacogenetic-based programs designed to accelerate the adoption of personalized medicine. During the second quarter of 2003, we realigned Orchid GeneShield and we are currently in the process of evaluating potential future market segments and commercialization strategies for this initiative.

In December 2002, as part of our strategic restructuring, we sold the products related assets of the Orchid Life Sciences business to Beckman Coulter, Inc. for a combination of cash payments and Beckman Coulter’s assumption of certain debt. In addition, we have committed to sell and expect to consummate the sale of the Orchid Diagnostics business unit. We believe that our acquisitions, establishment of our business focus and selected divestitures will allow us to focus on key portions of our business and allow us to move closer to achieving profitability.

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

Revenue Recognition

We have several sources of revenues. Prior to our acquisitions of GeneScreen, Cellmark, and Lifecodes, we derived substantially all of our revenues from research and development collaborations, technology grants and awards from several governmental agencies. In 1999, we derived our first revenues from the placement of our first commercial SNPstream hardware system, and through 2002, we derived revenues from the sale of SNP-IT based consumables. As a result of the sale of certain product related assets of our Orchid Life Sciences business unit to Beckman Coulter, we will no longer have revenues from placements of SNPstream systems or SNPware-based consumables in the future. We also derived license revenues beginning in 2000. In 2000, we derived our first revenues from the performance of laboratory DNA testing services by GeneScreen, our wholly owned subsidiary, in the US. In 2001, we derived our first revenues from the sale of testing kits and laboratory DNA testing services from our Cellmark division in the UK.

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

We offered our SNPstream system hardware in two basic types of transactions, either a purchase and sale transaction or an arrangement in which the customer took possession of the system and paid an access fee for its use. We recorded revenues on the sale of the hardware upon transfer of title and after we had met all of our significant performance obligations. We deferred access fee payments that we received when a system was initially placed with a customer, and recognized revenues on a straight-line basis over the term of the agreement.

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

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets, excluding goodwill, amounted to $15.3 million as of September 30, 2003. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

The Nasdaq National Marketing Listing

In January 2003, we received a notice from the Nasdaq National Stock Market indicating that we had failed to comply with the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5) and that our common stock was subject to delisting from the Nasdaq. We filed a request for a hearing before the Nasdaq Qualifications Panel (the Panel) to appeal the staff determination, which occurred on February 19, 2003. On March 26, 2003, the Panel determined to continue listing of our common stock on the Nasdaq National Market through June 24, 2003. We implemented a number of actions during this period designed to enhance our overall business, reduce our operating losses and strengthen our cash position. We also sought and obtained stockholder approval to implement a reverse stock split in an attempt to comply with the minimum bid price requirement. On June 9, 2003, our Board of Directors elected not to proceed with the reverse stock split because we regained compliance with the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5).

RESULTS OF OPERATIONS

Our Diagnostic business unit is considered to be a non-core asset which we expect to and have committed to sell and, therefore, has been reflected as a discontinued operation. Accordingly, we have not included the results of operations of our Diagnostics business held for sale in the results of continuing operations in any period presented. The results of operations for this business unit have been reflected in discontinued operations for all periods presented. The assets and liabilities of our Diagnostics business held for sale have been reflected as such in the condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002. As we expect to sell this business within the next year, all of the assets and liabilities have been reflected as current. In October 2003, we signed a definitive agreement to sell certain assets and liabilities of our Diagnostic business for $4.3 million in cash less selling expenses. We expect this transaction to close before the end of 2003.

Three months ended September 30, 2003 and 2002

Revenues

Revenues for the three months ended September 30, 2003 of approximately $11.8 million represent a decrease of approximately $1.5 million as compared to revenues of approximately $13.3 million for the comparable period of 2002. Revenues during the three months ended September 30, 2003 versus 2002 have decreased because our revenues in 2002 included the results of our Life Sciences products and services business, which are not included in the revenues for the three months ended September 30, 2003. Service revenues for the three months ended September 30, 2003 were approximately $11.8 million, consistent with the total service revenues of approximately $11.8 million during the comparable period in 2002. Revenues from our core service businesses of paternity, forensics and public health DNA testing for the quarter ended September 30, 2002 (excluding the service revenues of the US Life Sciences Group) were approximately $11.4 million, such that the increase in our core businesses from 2002 to 2003 was $0.4 million. This increase in our core service revenues is primarily attributable to an increase in our UK based service business which grew to approximately $5.1 million during the three months ended September 30, 2003 compared to approximately $3.9 million during the comparable period of the prior year. Our UK business performs paternity and forensics testing as well as public health SNP genotyping services. These increases in our UK core businesses were offset by the loss of certain paternity and forensics contracts in the US.

During the three months ended September 30, 2003, we did not recognize any product revenues which is directly related to the our decision to sell the Diagnostics business unit and the sale of our Life Sciences product related assets in 2002. We also recognized less than $0.1 million in other revenues, specifically license and grant revenues, during the three months ended September 30, 2003, compared to approximately $0.6 million during the comparable period of the prior year. This decline relates to various technology licensing arrangements entered into in 2002 which did not occur in 2003. As a result of the strategic refocusing of our business, we anticipate entering into fewer licensing arrangements than in prior years as we focus on the services businesses.

Cost of Product Revenues

There were no cost of product revenues for the three months ended September 30, 2003, compared to approximately $1.3 million of cost of product revenues for the comparable period of the prior year. This is directly related to our decision to sell our Diagnostics business unit and the sale of our Life Sciences product related assets in 2002.

Cost of Service Revenues

Cost of service revenues was approximately $7.7 million, or 66% of services revenues, for the three months ended September 30, 2003 compared to approximately $6.2 million, or 52% of service revenues for the comparable period of the prior year. The increase in cost of service revenues, in dollars, primarily reflects resource investments implemented largely in our UK operations in preparation for the addition of the London Metropolitan Police Service contract and to support our growing public health genotyping business. Additionally, resource investments were made in our forensics operations in anticipation of the release of additional National Institute of Justice (NIJ) awards. We expect these investments will provide us with sufficient resources for these and other recently secured contracts and we expect a decrease in costs of services as a percentage of service revenues once volumes in these areas grow.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing, and enhancement of our products and services. Research and development expenses for the three months ended September 30, 2003 were approximately $0.6 million as compared to approximately $7.1 million for the comparable period of the prior year, a decrease of approximately $6.5 million. The decrease in research and development expenses for the three months ended September 30, 2003 as compared to the comparable period of the previous year was primarily attributable to a reduction in the research and development efforts undertaken by both our Life Sciences and GeneShield business units in 2002. The Life Sciences business unit was active in developing and commercializing the Ultra High Throughput (UHT) genotyping platform that was commercialized during the third quarter of 2002. In 2002, GeneShield also incurred a significant amount of research and development costs as it worked towards its planned launch of a personalized medicine solution to the marketplace. During the three months ended September 30, 2002, our Life Sciences and GeneShield business units contributed approximately $4.5 million and $1.8 million, respectively, of research and development expenses as compared to an insignificant amount for the three months ended September 30, 2003.

Marketing and Sales Expenses

Marketing and sales expenses consist of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. These costs include travel, advertising, market research costs, and certain professional fees. Marketing and sales expense for the three months ended September 30, 2003 was approximately $1.1 million as compared to approximately $1.9 million during the comparable period of the prior year. The decrease in these costs of approximately $0.8 million was substantially related to marketing initiatives in 2002 related to the commercialization of the UHT. During 2003, we also implemented plans to reduce discretionary spending as it relates to marketing our services.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. General and administrative expenses for the three months ended September 30, 2003 were approximately $5.6 million, a decrease of approximately $1.7 million, as compared to approximately $7.3 million for the comparable period of the prior year. We attribute the decrease in overall general and administrative expenses to the restructuring efforts taken in 2002 and 2003. Personnel related costs have decreased by approximately $1.0 million during the three months ended September 30, 2003 as compared with the comparable period of 2002. The three months ended September 30, 2002 also reflects a benefit in that period related to our decision not to award 2002 accrued bonuses that were approximately $0.8 million. Facility costs, which primarily includes rent, utilities and depreciation have also decreased by approximately $0.9 million for the three months ended September 30, 2003 as compared with the comparable period of 2002. Also, we incurred approximately $0.7 million in expenses for the three months ended September 30, 2003, consisting of approximately $0.2 million associated with a third party banker and approximately $0.5 million in consulting costs in connection with strategic corporate activities.

Impairment of Assets

During the three months ended September 30, 2002, we recorded an impairment charge related to certain assets of approximately $6.1 million. As a result of continuing losses incurred by our Life Sciences business unit, we prepared an internal evaluation of the business unit’s long-lived assets. Based on this internal evaluation, approximately $2.7 million of laboratory equipment was determined to be idle and not able to be utilized in our other facilities and therefore determined to be permanently impaired. In addition, we estimated an impairment loss of approximately $3.5 million for leasehold improvements related to a facility currently utilized by the Life Sciences business unit. The impairment charge was calculated as the amount by which the carrying value of these leasehold improvements exceeded its fair value as calculated using a present value of future cashflows approach. We did not have an impairment charge in the three months ended September 30, 2003.

Restructuring

During the three months ended September 30, 2003, the Company reflected a benefit to the restructuring expense of approximately $0.4 million related to a favorable settlement of an obligation to our former chief executive officer. In connection with this settlement, we issued 106,570 shares of common stock and cash valued at approximately $0.2 million .

During the three months ended September 30, 2003 we recognized approximately $0.3 million of additional of restructuring expense which offset the benefit mentioned above. As a result of the realignment of our GeneShield business unit, we recorded approximately $0.1 million of severance, legal and facility related charges in the restructuring. We also recognized approximately $0.2 million as restructuring expense associated with our former chief financial officer, a portion of which is related to the modification of the terms of previously issued options to purchase common stock.

During the three months ended September 30, 2002, we continued to restructure certain operations of our business in order to reduce costs. As a result, positions relating to certain areas of our operations were eliminated. Most of these terminations were from our Princeton, New Jersey facility. During the three months ended September 30, 2002, we recorded an additional restructuring charge of approximately $2.3 million which related to additional employee related charges such as severance, benefits and outplacement services of approximately $0.9 million and facility costs for approximately $1.4 million.

Amortization of Intangible Assets

During the three months ended September 30, 2003, we recorded approximately $0.5 million of amortization of intangible assets as compared to approximately $0.7 million during 2002. During the three months ended September 30, 2003 we had a lower amount of amortization due to the impairment charge related to intangible assets of our Life Sciences business unit which we recorded in the fourth quarter of 2002. We expect that our amortization of intangible assets will continue to be approximately $0.5 million for the remaining three months of 2003.

Interest Income

Interest income for the three months ended September 30, 2003 was less than $0.1 million. Interest income for the same period of the prior year was approximately double the interest income during the three months ended September 30, 2003. These amounts were primarily due to interest received on cash, cash equivalent, and short-term investment balances held during these periods, with larger cash balances being held in 2002.

Interest Expense

Interest expense for the three months ended September 30, 2003 was approximately $0.1 million compared to approximately $0.2 million during the comparable period of the prior period. Interest expense during the three months ended September 30, 2003 has decreased as a result of reduced levels of long term debt.

Other Income

On July 16, 2003, we amended our agreement related to obligations associated with our 2001 acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix. Pursuant to the amended agreement, we are obligated to pay approximately $0.4 million at the signing of the agreement and $0.6 million over the next four years in ratable installments of $0.15 million per year to the original patent holders. Prior to the execution of the amended agreement, we reflected an obligation pursuant to the original agreement in an amount of $2.4 million, net of the amount related to interest. Based on the amended agreement, we paid $0.4 million upon execution and recorded a benefit to other income of $1.4 million to our statement of operations associated with the amended agreement during the three months ended September 30, 2003.

Income Tax (Expense)/Benefit

During the three months ended September 30, 2003, we recorded income tax expense of approximately $0.5 million which was directly related our UK business which is generating taxable income from operations. During the three months ended September 30, 2002, we did not record any income tax expense.

Discontinued Operations

We consider our Diagnostic business unit to be a non-core asset which we expect to and have committed to sell and therefore, has been reflected as a discontinued operation. The results of operations for this business unit have been reflected in discontinued operations. We recorded approximately $1.0 million of losses during the three months ended September 30, 2003 (includes an approximate $0.8 million impairment of assets) and approximately $2.6 million of loss from the discontinuance of the Diagnostic business during the three months ended September 30, 2002. During the quarter ended September 30, 2003, we obtained additional information with respect to the value of our Diagnostic business which is currently held for sale. Based on this additional information, we determined that an evaluation of the long lived assets of the discontinued business was required. Based on this evaluation, we recorded an additional impairment charge of approximately $0.8 million related to predominantly intangible assets of that business, which has been reflected as part of the operations of the discontinued business.

A contributing factor for the loss during the third quarter of 2002 was the loss of a German customer for which our Diagnostic business had historically performed a significant amount of service work. Revenues associated with this customer have been reduced dramatically due to the current litigation with this customer. We recorded an allowance for bad debt for $2.4 million which was largest contributing factor to the loss from discontinued operations during the three months ended September 30, 2002.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, which includes restructurings and impairments in both 2003 and in 2002, during the three months ended September 30, 2003, we reported a net loss of approximately $3.8 million compared to a net loss of approximately $22.3 million for the comparable period of the prior year. We also recorded dividends and accretion related to our Series A convertible preferred stock for approximately $1.2 million which was included in our net loss allocable to common stockholders of approximately $5.0 million for the three months ended September 30, 2003.

Nine months ended September 30, 2003 and 2002

Revenues

Revenues for the nine months ended September 30, 2003 of approximately $36.9 million represents a decrease of approximately $0.5 million as compared to revenues of approximately $37.4 million for the comparable period of 2002. Total revenues during the nine months ended September 30, 2003 versus 2002 have decreased because our revenues in 2002 include the results of our divested Life Sciences products and services business which are not included in the revenues for the nine months ended September 30, 2003. Total service revenues for the nine months ended September 30, 2003 were approximately $36.5 million, an increase of approximately $2.8 million, or 8%, from approximately $33.7 million during the comparable period in 2002. Revenues from our core service businesses of paternity, forensics and public health DNA testing for the nine months ended September 30, 2002 (excluding the service revenues of the US Life Sciences Group) were $32.3 million, such that our core business revenues increased $4.2 million, or 13%, from 2002 to 2003. The increase in revenues from our core service businesses is primarily attributable to an increase in our UK based service business which grew to approximately $9.2 million during the nine months ended September 30, 2003 compared to approximately $3.9 million during the comparable period of the prior year. Our UK business performs paternity and forensics testing as well as public health SNP genotyping services. These increases in our UK core businesses were offset by the loss of certain paternity and forensics contracts in the US.

During the nine months ended September 30, 2003, we did not recognize any product revenues, as a result of our decision to sell the Diagnostics business and the sale of our Life Sciences product related assets in 2002. We also recognized approximately $0.4 million in other revenues, specifically license and grant revenues, during the nine months ended September 30, 2003, compared to approximately $1.9 million during the comparable period of the prior year. This decline relates to various technology licensing arrangements entered into in 2002 which did not occur in 2003. As a result of the strategic refocusing of our business, we anticipate entering into fewer licensing arrangements than in prior years as we focus on the services businesses.

Cost of Product Revenues

There were no cost of product revenues for the nine months ended September 30, 2003, compared to approximately $1.6 million of cost of product revenues for the comparable period of the prior year. This is directly related to our decision to sell our Diagnostics business unit and the sale of our Life Sciences product related assets in 2002.

Cost of Service Revenues

Cost of service revenues was approximately $21.4 million, or 58% of services revenues, for the nine months ended September 30, 2003 compared to approximately $19.2 million, or 57% of service revenues for the comparable period of the prior year. The increase in cost of service revenues, in dollars, primarily reflects resource investments implemented largely in our UK operations in preparation for the addition of the London Metropolitan Police Service contract and to support our growing public health genotyping business. Additionally, resource investments were made in our US based forensics operations in anticipation of the release of additional NIJ awards. We expect that these investments made during the third quarter of 2003 will provide us with sufficient resources for these and other recently secured contracts and we expect a drop in costs of services as a percentage of service revenues once volumes in these areas grow.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing, and enhancement of our products and services. Research and development expenses for the nine months ended September 30, 2003 were approximately $3.0 million, a decrease of approximately $14.9 million, as compared to approximately $17.9 million for the comparable period of the prior year. The significant decrease in research and development expenses for the nine months ended September 30, 2003 as compared to the comparable period of the previous year was primarily attributable to a reduction in the research and development efforts undertaken by our Life Sciences and GeneShield business units in 2002. Our Life Sciences business unit incurred significant research and development cost in completing its collaboration with the SNP Consortium, which was completed in the first quarter of 2002. The Life Sciences business unit was also active in developing and commercializing

UHT genotyping platform. In 2002, GeneShield also incurred a significant amount of research and development costs as it worked towards its planned launch of a personalized medicine solution to the marketplace. During the nine months ended September 30, 2002, our Life Sciences and GeneShield business units contributed approximately $15.7 million of research and development expenses as compared to approximately $2.3 million for the nine months ended September 30, 2003. The nine months ended September 30, 2003 included the research and development charges of approximately $1.8 million related to our GeneShield business unit for the first seven months of 2003.

Marketing and Sales Expenses

Marketing and sales expenses consist of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. These costs include travel, advertising, market research costs, and certain professional fees. Marketing and sales expense for the nine months ended September 30, 2003 was approximately $4.7 million as compared to approximately $6.5 million during the comparable period of the prior year. The decrease in these costs of approximately $1.8 million was substantially related to reduced marketing efforts while we completed the financing at the end of the first quarter of 2003, costs incurred in 2002 for marketing efforts as it relates to the commercialization of the UHT which were not incurred in 2003 and our efforts to reduce discretionary spending as it relates to marketing our services.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. General and administrative expenses for the nine months ended September 30, 2003 were approximately $18.0 million, a decrease of approximately $5.8 million, as compared to approximately $23.8 million for the comparable period of the prior year. We attribute the decrease in overall general and administrative expenses to the restructuring efforts taken in 2002 and 2003. Personnel related costs have decreased by approximately $3.7 million during the nine months ended September 30, 2003 as compared with the comparable period of 2002. Facility costs, which mainly includes rent, utilities and depreciation have also decreased by approximately $3.2 million for the nine months ended September 30, 2003 as compared with the comparable period of 2002. Also, we incurred approximately $2.4 million in expenses during the nine months ended September 30, 2003, consisting of approximately $1.4 million associated with third party bankers, approximately $0.5 million in legal costs and approximately $0.5 million in consulting costs. The bankers and related legal costs were incurred by us in our preparation to obtain the financing which was consummated in March 2003 as well as for assistance with strategic corporate activities as requested by our Board of Directors.

Impairment of Assets

During the nine months ended September 30, 2003, we recorded approximately $0.8 million of impairment of assets, as compared to $6.1 million during the nine months ended September 30, 2002 as described above. During the quarter ended June 30, 2003, we decided to strategically realign our GeneShield business unit and we are currently in the process of evaluating potential future market segments and commercialization strategies for this initiative. In connection with this decision, we terminated our GeneShield employees, most of whom were located in our Arlington, Virginia facility. As a result of this decision, we impaired various types of fixed assets including office and computer equipment, furniture and fixtures and software for approximately $0.8 million.

Restructuring

During the nine months ended September 30, 2003, we settled two restructuring obligations on favorable terms. The first favorable settlement related to our leasehold obligation for one of our Princeton based facilities. During the second quarter of 2003, we recorded a benefit to the restructuring expense of approximately $0.3 million due to us settling this matter for an amount less than our original estimate. During the third quarter of 2003, we reflected another benefit to the restructuring expense of approximately $0.4 million related to a favorable settlement of an obligation to our former chief executive officer. In connection with this settlement, we issued 106,570 shares of common stock and cash valued at approximately $0.2 million.

During the nine months ended September 30, 2003, we recognized approximately $0.5 million of additional restructuring expense that offset the benefits mentioned above. As a result of the realignment of our

GeneShield business unit, we recorded approximately $0.4 million of severance, legal and facility related charges in the restructuring. We also recognized approximately $0.2 million as restructuring expense associated with our former chief financial officer, a portion of which is related to the modification of the terms of previously issued options to purchase common stock.

During the nine months ended September 30, 2002, we formalized and announced plans to restructure certain operations in order to reduce costs. As a result, over 110 positions related to certain areas of our operations were eliminated. Most of these terminations were from our Princeton, New Jersey facility. During the nine months ended September 30, 2002, we recorded a restructuring charge of approximately $4.2 million which consisted of employee related charges such as severance, benefits and outplacement services of approximately $1.9 million and approximately $2.3 million of facility charges related to lease exit costs.

Amortization of Intangible Assets

During the nine months ended September 30, 2003, we recorded approximately $1.4 million of amortization of intangible assets as compared to approximately $2.2 million during 2002. During the nine months ended September 30, 2003 we had a lower amount of amortization due to the impairment charge related to intangible assets of our Life Sciences business unit which we recorded in the fourth quarter of 2002. We expect that our amortization of intangible assets will continue to be approximately $0.5 million for the remaining three months of 2003.

Interest Income

Interest income for the nine months ended September 30, 2003 was less than $0.1 million, compared to approximately $0.5 million during the same period of the prior year. This decrease was primarily due to interest received on less cash, cash equivalent, and short-term investment balances than we had held during the first nine months of 2002.

Interest Expense

Interest expense for the nine months ended September 30, 2003 was approximately $0.4 million compared to approximately $0.6 million during the comparable period of the prior period. Interest expense during the nine months ended September 30, 2003 has decreased as a result of reduced levels of long- term debt.

Other Income

On July 16, 2003, we amended our agreement related to obligations associated with our 2001 acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix. Pursuant to the amended agreement, we are obligated to pay approximately $0.4 million at the signing of the agreement and $0.6 million over the next four years in ratable installments of $0.15 million per year to the original patent holders. Prior to the execution of the amended agreement, we reflected an obligation pursuant to the original agreement in an amount of $2.4 million, net of the amount related to interest. Based on the amended agreement, we paid approximately $0.4 million upon execution and recorded a benefit to other income of $1.4 million to our statement of operations associated with the amended agreement during the nine months ended September 30, 2003.

Income Tax (Expense)/Benefit

During the nine months ended September 30, 2003, we recorded income tax expense of approximately $1.6 million which was directly related our UK business which is generating taxable income from operations. During the nine months ended September 30, 2002, we recorded an income tax benefit of approximately $0.9 million. This was related to the sale of some of our state net operating loss carry forwards to another company, which was authorized by the New Jersey Economic Development Authority.

Discontinued Operations

We consider our Diagnostic business unit to be a non-core asset, which we expect to and have committed to sell and therefore, has been reflected as a discontinued operation. The results of operations for this business unit have been reflected in discontinued operations. We recorded approximately $5.2 million of losses during the nine months ended September 30, 2003 (includes an approximate $4.7 million impairment of assets) and approximately $1.7 million of loss from the discontinuance of the Diagnostic business during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we obtained additional information with respect to the value of our Diagnostic business, which is currently held for sale. Based on this additional information, we determined that an evaluation of the long lived assets of the discontinued business was required. Based on this evaluation, we recorded an impairment charge of approximately $4.7 million related to predominantly intangible assets of that business, which has been reflected as part of the operations of the discontinued business.

A contributing factor for the loss during the nine months ended September 30, 2002 was the loss of a German customer for which our Diagnostic business had historically performed a significant amount of service work. Revenues associated with this customer have been reduced dramatically due to the current litigation with this customer. We recorded an allowance for bad debt for $2.4 million which was largest contributing factor to the loss from discontinued operations during the nine months ended September 30, 2002.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, which includes restructuring charges and impairment of asset charges, during the nine months ended September 30, 2003, we reported a net loss of approximately $17.6 million compared to a net loss of approximately $45.0 million for the comparable period of the prior year. We also recorded a beneficial conversion feature, dividends and accretion of approximately $2.6 million, which was included in our net loss allocable to common stockholders of approximately $20.2 million. The beneficial conversion feature of $0.7 million related to our March 2003 financing was calculated as the difference between the per share value as of the commitment date and the per share value of the transaction after giving effect to the value associated with the investors warrants to purchase common stock. The approximate $0.4 million in dividends relate to the 6% dividend payable to the holders of our Series A convertible preferred stock. In addition, we accreted approximately $1.4 million for the conversion of shares of our Series A convertible preferred stock into shares of our common stock during the nine months ended September 30, 2003. (See “Liquidity and Capital Resources” below for a further discussion of the financing).

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2003, we completed the issuance and sale of 1,600 units (Units) to certain investors (each an Investor and collectively, the Investors). Each Unit consists of (i) one share of our newly created Series A Convertible Preferred Stock, $.001 par value per share (the Series A Preferred Stock), convertible into approximately 22,222.22 shares of our common stock, and (ii) a warrant (Warrant) to purchase approximately 6,666.67 shares of our common stock. Each Unit had a purchase price of $10,000, providing us with $16.0 million in net proceeds. We also issued an additional 75 Units to our banker as a fee for this transaction.

The Series A Preferred Stock is convertible into our common stock, at the Investors’ discretion, at a per share conversion price of $0.45, provided, however, that no Investor is allowed to convert Series A Preferred Stock if the conversion would result in such Investor beneficially owning more than 4.99% of our outstanding common stock (the Cap Amount). Each holder of Series A Preferred Stock is entitled to vote on all matters submitted to a vote of our stockholders on an as-converted basis, subject to the Cap Amount. The Series A Preferred Stock bears cumulative dividends, payable quarterly, at an initial annual rate of 6% for the first nine quarters. After the ninth quarter, the dividend rate will increase by 2% for each quarter thereafter, to a maximum of 12% per year. If, however, our common stock ceases to be listed on either the Nasdaq (the National Market or SmallCap) (collectively, the NASDAQ), the New York Stock Exchange (the NYSE) or the American Stock Exchange (the AME X), the dividend rate will automatically increase to 14% per year until our common stock is subsequently listed on one of the aforementioned markets or exchanges. Dividends are payable, at our option, in cash or shares of our common stock, valued at the average closing sales price of our common stock for the five trading day period prior to the dividend date. The proceeds of this financing can be used for general and corporate purposes and working capital, but is restricted as to certain other uses.

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

The redemption amount that we are required to pay equals 125% of the purchase price of the Series A Preferred Stock and the accrued and unpaid dividends, except that in the case of a change of control, the redemption equals 150% of such amount. The Series A Preferred Stock is also entitled to a liquidation preference equal to the purchase price plus all accrued and unpaid dividends. Due to the redemption characteristics of the Series A Preferred Stock, we have classified the carrying value of the Series A Preferred outside of stockholders’ equity in the accompanying condensed consolidated balance sheet as of September 30, 2003. We will not accrete the carrying value of the Series A Preferred Stock to the redemption value until an event that would require redemption becomes probable. As of September 30, 2003, the redemption of the Series A Preferred Stock is not probable and the outstanding Series A Preferred Stock has been recorded at its original carrying value in the accompanying condensed consolidated balance sheet as of September 30, 2003, accordingly. If certain requirements as defined in the agreement are met after the second anniversary of the financing, we at our option may redeem the Series A Preferred Stock in whole or in part for 125% of the original purchase price. If our stock price exceeds certain levels for certain periods of time, as defined in the agreement, or we consummate an underwritten offering at certain levels as defined in the agreement, we may at our option redeem the Series A Preferred Stock in an amount equal to the original purchase price. During the three months ended September 30, 2003, our stock price exceeded the level and time period that was required, as defined in the agreement, to give us the ability and right to redeem the Series A Preferred Stock at our option. However, there can be no assurances that our stock price will maintain this level and therefore we may not have the ability to redeem the Series A Preferred Stock at our option in the future.

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

On December 23, 2002, we consummated a line of credit with a commercial bank for a maximum of $10 million. The borrowing base is based on 80% of eligible accounts receivable (as defined in the agreement). Borrowings pursuant to the line of credit bear interest at a range of prime plus 0.5% to 2.5% based on our liquidity ratio (as defined in the agreement). The line of credit contains certain financial and non-financial covenants. As of September 30, 2003 we were not in compliance with certain financial covenants, however, subsequent to September 30, 2003 we received waivers through September 30, 2003 from our commercial bank related to these events of default. There can be no assurances that we will be in compliance with our covenants in future periods. We are not in compliance with our Revenue Requirement Covenant for the month of October. Accordingly, amounts outstanding under this line of credit may not be available to borrow without obtaining additional waivers from the commercial bank. This line of credit expires on December 22, 2003. This agreement also contains a material adverse change clause, which, if triggered, would constitute an event of default. As of September 30, 2003, we had no amounts outstanding under the line of credit.

In March 2002, we completed a follow-on offering of our common stock for approximately $21.3 million. At September 30, 2003, we had borrowings of approximately $2.9 million outstanding related to a loan which was entered into primarily for equipment financing. If we do not maintain minimum unrestricted cash, as defined in the loan agreement, equal to the greater of $35.0 million or twelve months’ cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), we are required to provide a cash security deposit or letter of credit equal to an amount defined in the loan agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. As of December 31, 2001, and just prior to our March 2002 equity offering we did not maintain the minimum unrestricted cash defined in the loan agreement. We received a waiver from our lender regarding our noncompliance with this covenant for this period. Subsequent to March 31, 2002, we did not maintain the minimum cash defined in the loan agreement. We have also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter or credit under this loan agreement for the period of noncompliance through June 19, 2002. On June 19, 2002, we obtained a letter of credit in the amount of approximately $2.7 million as required by the loan agreement, which was supported by a cash restriction on certain securities held by us. In June 2003, our letter of credit expired and the cash was converted to a security deposit held by the lender. As such, this cash restriction, in addition to cash restricted under two of our operating leases is reflected as restricted cash in the condensed consolidated balance sheet as of September 30, 2003 of $3.4 million, of which approximately $1.5 million is classified as a long term asset.

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

As of September 30, 2003, we had approximately $10.8 million in cash and cash equivalents as compared to approximately $10.0 million as of December 31, 2002. Working capital increased to approximately $10.4 million at September 30, 2003 from approximately $9.5 million at December 31, 2002. This increase in working capital is due to the $16 million in financing which was completed on March 31, 2003 offset by cashflows used in operating the business and impairment charges associated with our Diagnostics business which is held for sale and classified as a current asset and liability.

Net cash used in operations for the nine months ended September 30, 2003 was approximately $5.7 million compared with cash used in operations of approximately $30.4 million for the comparable period of the prior year. This significant decline in cash used in operations demonstrates the magnitude of cost savings we have achieved over the past year resulting from our divestitures and cost cutting efforts. Investing activities during the nine months ended September 30, 2003 included capital expenditures of approximately $1.9 million that specifically relates to our growing UK core businesses. These capital additions are largely related to the construction of a new forensics laboratory to service our new contract with the London Metropolitan Police Service. Financing activities during the nine months ended September 30, 2003 primarily consisted of approximately $16.0 million of net proceeds from our offering of Series A Preferred Stock in March 2003 and repayment of debt of approximately $7.9 million, which includes $5.2 million that was repaid on our $10 million credit facility.

We expect our restructuring efforts taken in 2002 and 2003 will continue to reduce future cash expenditures. We believe that the result of these efforts coupled with anticipated divestitures of certain non-core assets, expected increases in both revenues and gross margins in our remaining core business units and our financing in 2003 will enable us to operate our ongoing business activities until we reach operating profitability and positive cash-flows.

We believe that our existing cash on hand, the availability of our line of credit as described above, and proceeds from the expected sale of our Diagnostics business will be sufficient to fund our operations through at least the first half of 2004 when we expect to reach cashflow self-sufficiency. Although, we do not anticipate the need to, we may need to access the capital markets for additional financing to operate our ongoing business activities after that time if our future results of operations fall below our expectations. We may be unable to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

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

CONTRACTUAL COMMITMENTS

We maintain multiple contractual commitments as of September 30, 2003, which will support our future business operations. We also maintain contractual commitments for facilities which we no longer utilize. All of such commitments relate to non-cancelable operating lease arrangements, long-term debt, minimum supply purchases, and future patent and minimum royalty obligations. We have identified and quantified the significant commitments in the following table.

Payments due by period

(In thousands)

	Year ending December 31 (three months for 2003)
	2003	2004	2005	2006	2007	Thereafter	Total
Contractual obligations:
Noncancelable operating lease arrangements (1)	$953	3,433	3,072	2,429	2,100	7,713	19,700
Long-term debt (2)	622	1,702	597	—	—	—	2,921
Future patent obligations (3)	291	774	150	150	150	—	1,515
Minimum purchase commitments (4)	1,300	1,300	—	—	—	—	2,600
Total contractual obligations	$3,166	7,209	3,819	2,579	2,250	7,713	26,736

(1)	Such amounts represent future minimum rental commitments for office space leased under noncancelable operating lease arrangements. We lease approximately 208,000 square feet for operations in the US and approximately 75,000 square feet in Abingdon, UK to support foreign operations.

(2)	Such amounts primarily consist of amounts payable pursuant to our line of credit and equipment loan line. Also included in such amounts are capital lease obligations for certain machinery and equipment (including interest).
(3)	Such amounts represent obligations to pay future amounts over the next four years in conjunction with our acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix in July 2001, as amended in July of 2003, as well as our obligation to pay St. Louis University in connection with our patent acquisition.
(4)	Such amounts represent minimum purchase commitments of materials and supplies from Beckman Coulter Inc. as a result of the OEM Supply Agreement dated December 19, 2002.

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

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects; the expectation that amortization of intangibles will continue to be approximately $0.5 million for the remaining three months of 2003; the expectation that our forensics business will generate increasing revenues and that revenues generally will increase; the anticipation of incurring additional losses at least through the third quarter of 2003; the expected timing and outcome of litigation; the expectation of selling certain assets and liabilities of the Diagnostics business in 2003 and the expectation of generating incremental cash resources from the sale in 2003; the belief that the results of the restructuring efforts coupled with anticipated divestitures of certain non-core assets, expected increases in both revenues and gross margins in our remaining core business units and our financing in 2003 will enable us to operate our ongoing business activities until we reach operating profitability and positive cashflows; the expectation of reaching operating profitability and positive cash flows in late 2003; the expectation that restructuring efforts in 2002 and 2003 will reduce cash expenditures; the expected amounts of future expenses; the planned uses of our laboratories; the intention of continuing to leverage our SNP technologies in our paternity, forensics, public health and pharmacogentic businesses; the intention to vigorously defend lawsuits; the belief that our acquisitions, establishment of new businesses, selected divestitures and increases in revenues and gross margins will allow us to focus on key portions of our business and allow us to move closer to achieving profitability; the anticipation of entering into fewer licensing arrangements; our belief that FIN 46 will not have a material effect on our financial position or results of operations; the expectation that our investments will provide us with sufficient resources for our contracts; the expectation that cost of services as a percentage of services revenues will decrease; the expected amortization of intangible assets; and the belief that our existing cash reserves with the inclusion of the 2003 financing, our line of credit and proceeds from our expected sale of our Diagnostics business will be sufficient to fund our operations through at least the first half of 2004 when the we expect to reach cash flow self sufficiency. For further information, refer to the more specific factors and uncertainties discussed throughout our Annual Report or Form 10-K and in the “Risk Factors” section thereof. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 13, 2002, the Company received a Notice of Lawsuit and Request for Waiver of Service of Summons and a copy of the complaint filed in the United States District Court for the Southern District of New York in connection with a class action lawsuit. The complaint purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleged that, in connection with the Company’s May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. The claims against individuals officers named as defendants were earlier dismissed without prejudice, subject to a tolling agreement. The plaintiffs and defendant issuers have agreed in principal on a settlement, which, upon a one-time surety payment by defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out of pocket costs.

The Company had been in litigation with St. Louis University of St. Louis, Missouri regarding its belief that our SNP scoring technology infringes certain claims under US patent 5,846,710, which was controlled by the University. On August 7, 2002, the parties dismissed the litigation and the Company acquired the subject patent. Pursuant to a settlement agreement, the University conditionally assigned both the patent and all license agreements related thereto to us. On March 13, 2003, the University notified the Company that it was unable to obtain a required consent to assign the patent to the Company. Pursuant to the terms of the Company’s settlement agreement with the University, the failure to obtain such consent results in the automatic grant to the Company of an exclusive license under the patent. On October 1, 2003, the Company entered into an exclusive Patent License Agreement on similar terms as the original Settlement Agreement. Under the Patent License Agreement the Company receives a worldwide license to the patent with the right to grant sublicenses in any field for any use.

The Company is a defendant in litigation commenced by Enzo Biochem, Inc, and Enzo Life Sciences, Inc.. The complaint asserts that the Company purchased materials from plaintiffs’ authorized distributor and resold those materials in a manner not authorized by the related distribution agreements. The complaint, therefore, seeks monetary damages based primarily on alleged patent infringement by the Company. The litigation currently is in fact discovery and no expert discovery has occurred. As a result, it is not possible for the Company to provide an opinion on the likely outcome of the various claims, but the Company intends to vigorously defend against plaintiffs’ claims and believes that the claims are without merit.

Prior to the Company’s acquisition of Lifecodes, which occurred on December 5, 2001, Lifecodes sold Medical Molecular Diagnostics GmbH, (MMD), a wholly owned subsidiary of Lifecodes based in Dresden, Germany to Deutsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH, (DKMS), pursuant to a Stock Purchase Agreement dated November 15, 2002 (SPA). Upon the acquisition of Lifecodes, the Company assumed Lifecodes obligations to DKMS under the SPA.

On September 19, 2003, the Company received a complaint on behalf of DKMS through a Request for Service Abroad of Judicial Documents. The complaint seeks damages under the SPA for DKMS’s cost to acquire MMD. DKMS claims defects in the equipment of the MMD laboratory. The Company has not reserved any amount related to this case and believes that the allegations are without merit and intends to vigorously defend against these anticipated claims. In addition, in December 2002, the Company filed a claim in Germany against DKMS for significant unpaid accounts receivables that accrued during the year ended December 31, 2002. The accounts receivables were for HLA typing services conducted by the Diagnostics business unit, which the Company is currently under agreement to sell. The services performed by the Company’s Diagnostic business unit were exclusively upon DKMS’ request. Legal proceedings for the Company’s outstanding accounts receivables are expected to take place in Germany during the first quarter of 2004.

On July 21, 2003 the Company was served with a First Amended Complaint filed July 18, 2003 in United States District Court for the Eastern District of Virginia, Alexandria Division. The complaint was filed against the Company, as well as the Company’s majority owned subsidiary, GeneShield, Inc. by M. Lee Morse and Aida A. LeRoy alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as well as breach of contract. Both M. Lee Morse and Aida A. LeRoy were employees of the GeneShield business unit. On September 26, 2003, the parties dismissed the litigation and entered into a royalty-bearing License Agreement whereby Morse and LeRoy would receive limited rights to certain technology.

Additionally, the Company has other certain claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases discussed above, in the opinion of management, will not have a material effect on the Company’s financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2003, the Company issued an aggregate of 9,444,435 shares of its common stock in connection with the conversion of 425 shares of its Series A convertible preferred stock. In connection with the conversion of the shares of Series A convertible preferred stock, the Company issued an additional 29,766 shares of its common stock as payment of accrued dividends on the shares of Series A convertible preferred stock converted into common stock. In addition, the Company also issued 169,471 shares of common stock as a quarterly dividend payment in lieu of cash payment of dividends for the quarter ended June 30, 2003.

During the quarter ended September 30, 2003, the Company issued 106,570 shares of common stock related to a favorable settlement of an obligation to its former chief executive officer.

No underwriters were involved in the foregoing offers and sales of securities. The issuance of the shares of common stock issued as a dividend on the shares of Series A convertible preferred stock and the issuance of common stock to the Company’s former chief executive officer were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the Securities Act), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering and the rules and regulations thereunder. The issuance the shares of common stock issued upon conversion of the shares of Series A convertible preferred stock were made in reliance upon an exemption from the registration provisions of the Securities Act, set forth in Section 3(a)(9) thereof relative to the exchange of securities with no additional consideration and the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

(b) Reports on Form 8-K

The Company filed the following reports on form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2003:

Form 8-K filed on July 14, 2003 announcing the Company’s appointment of Michael E. Spicer as Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID BIOSCIENCES, INC.

Date: November 14, 2003	By: /s/ Michael E. Spicer
Michael E. Spicer Vice President and Chief Financial Officer

Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002