Form 10-K
period 2003-12-31
ORCHID BIOSCIENCES INC
filed 2004-03-29
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 Par Value Per Share

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☐  Yes    ☒  No

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the Common Stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $73,695,524.

As of March 24, 2004, the registrant had 110,720,232 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2004.

ORCHID BIOSCIENCES, INC.

FORM 10-K

PART I

The following Business Section contains forward-looking statements, which involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors”).

Item 1. BUSINESS

We are engaged in the development and delivery of genetic testing, or genotyping, services that generate information related to disease susceptibility and genetic uniqueness, or the genetic variability that distinguishes one organism from another. This information is generated from the analysis of DNA.

DNA based genotyping, or analyzing DNA by identifying a single difference in the nucleotide base of DNA for comparing genetic variability between people, has become a widely used standard technology for the establishment of paternity and forensic identification. Genotyping has also been adapted for food safety and selected animal testing applications (which we refer to as public health testing). Our business includes public health testing services, such as animal susceptibility testing to breed sheep resistant to scrapie disease. Our services are used extensively in each of these applications and we expect their uses to increase. We also expect our services to be used in new genotyping markets, such as food traceability; or being able to identify the source of a meat or plant product based on genotyping.

We conduct paternity genotyping determinations for government agencies and private individuals in North America, and provide forensic DNA testing for primarily government agencies in the United States (US). We also have operations located in the United Kingdom (UK), which provide paternity, forensics and animal susceptibility testing.

Our principal executive offices are located at 4390 US Route One, Princeton, New Jersey, 08540. Our telephone number is (609) 750-2200 and our web site address is www.orchid.com. Our Corporate Code of Conduct and Ethics as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to these reports, which have been filed with the Securities and Exchange Commission (SEC), are available to you free of charge through the Investor section on our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we file reports and other information with the SEC electronically, the public may obtain access to those documents at the SEC’s Internet web site: http://www.sec.gov. We include our web site address in this Annual Report on Form 10-K as an inactive textual reference only.

History

We incorporated as a Delaware corporation and began operations in 1995. In the first three years of business we were primarily focused on developing our microfluidics technologies for applications in high throughput production of small molecules under collaborative research programs with SmithKline Beecham and Sarnoff Corporation. Microfluidics is primarily the movement and pumping of very minute fluids, which was essential to the mechanization of laboratory research. In 1998, we made a fundamental shift in our business focus to apply our technology to determine genetic variability and differences, including single nucleotide polymorphisms, or SNPs, and perform genotyping services. At this time, we acquired substantially all of the assets of Molecular Tool, Inc. (Molecular Tool), a wholly owned subsidiary of GeneScreen, Inc. (GeneScreen). Molecular Tool’s proprietary primer extension technology, which enabled us to determine a single base pair variation within DNA, for genotyping SNPs matched our existing microfluidics technologies and allowed us to focus our business on genetic diversity. We also developed instruments and kits that could be used for genotyping to be performed independently by third parties. Although we do not currently utilize our microfluidic technology, we do license this technology to others for their use. In December 1999, we acquired GeneScreen, a provider of services to determine identity based on genomic technology, or identity genomics. In 2001, we acquired two other identity genomics businesses: Cellmark Diagnostics (Cellmark), a business division of AstraZeneca, a provider of DNA laboratory testing in the UK and a supplier of genotyping products for human inherited disease diagnosis; and Lifecodes Corporation (Lifecodes), a national provider of identity genomics testing for forensics and paternity with multiple laboratories in the US, and a provider of human leukocyte antigens, or HLA, genotyping products and services for transplantation compatibility testing.

In early 2002, we began the process of realigning our business into strategic units for marketing purposes. As a result of this realignment, we organized our business into four business units consisting of Orchid Identity Genomics, Orchid Diagnostics, Orchid GeneShield, and Orchid Life Sciences. Additionally, our international operations, which encompassed all of our business units, were managed under a regional business unit, Orchid Europe. The business units operated in the following areas:

•	Orchid Identity Genomics provides DNA testing for paternity and forensics determinations to state and local governmental authorities as well as to individuals and organizations, through Orchid GeneScreen and Orchid Cellmark, as well as animal susceptibility testing to the UK government through Orchid Europe with the goal of breeding sheep genetically resistant to the disease scrapie;

•	Orchid Diagnostics provided products and services for genetic testing, including HLA genotyping, inherited disease diagnosis and immunogenetics, or the study of the relationship between an individual’s immune response and their genetic makeup;

•	Orchid GeneShield developed programs designed to accelerate the adoption and use of personalized medicine by patients and physicians which would enable physicians to tailor treatment of patients based on known predisposition to disease or adverse drug response and included pharmacogenomics, or the interaction of genetic difference and the effectiveness of pharmaceutical therapy; and

•	Orchid Life Sciences developed and marketed products, services and technologies for SNP genotyping and genetic diversity analyses to life sciences and biomedical researchers as well as pharmaceutical, agricultural, diagnostic and biotechnology companies.

At the end of 2002 and throughout 2003, we sharpened our business focus and moved away from the multiple business units established in early 2002. We concentrated our efforts on genotyping services directed towards forensics, paternity and public health applications, which were the basis of the Orchid Identity Genomics business unit. As part of this strategy, we have discontinued the operations of the Orchid Life Sciences and Orchid Diagnostics business units and have scaled back significantly our pharmacogenomics efforts formerly conducted by the Orchid GeneShield business unit.

After we exited these businesses, we determined that we operate our business under one segment, the development and delivery of genetic testing, services that generate information related to genetic susceptibility and uniqueness, or the genetic variability that distinguishes one organism from another. During the quarters ended March 31, June 30 and September 30 of 2003, we reported Orchid public health as a separate segment, however, upon further analysis, we concluded public health should be included with our Identity Genomics business unit and we now operate under one reporting segment. Financial information relating to such segments can be found in Note 15 to the consolidated financial statements.

Discontinued and Limited Operations

From its inception in 1995, Orchid has engaged in several different technologies and businesses that the company has since elected to exit.

Orchid Diagnostics

In January 2004, we completed the sale of certain assets related to Diagnostic products and services, previously included in our Diagnostics business unit, to Tepnel Life Sciences, plc for a combination of $3.5 million in cash and assumption of certain liabilities, which is subject to a further adjustment in respect of net assets once completion accounts have been prepared and agreed by both parties. As part of this transaction, we sold substantially all of our assets and liabilities related to our HLA genotyping services for transplant compatibility matching along with the HLA genotyping products including the Lifematch system, and our ELUCIGENE product line for the diagnosis of mutations associated with inherited diseases including cystic fibrosis in the US and Europe. The transaction included transfer of one of our facilities and all employees associated exclusively with the business unit. In connection with the sale of these assets and liabilities to Tepnel, we were required to sign an unconditional guarantee related to a lease for the Stamford, Connecticut facility, which was assigned to Tepnel. We also reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities.

Orchid GeneShield

In May 2003, we realigned our personalized medicine business, to reduce the staff and consolidate operations of the entire business unit, significantly. This was done in response to slower market acceptance of the use of genetic information in personalized medicine. We expect that this leaner and more flexible approach will allow expansion of efforts if and when market forces accelerate or change. We do not currently provide products or services through this business unit but maintain rights to certain intellectual property associated with personalized medicine.

Orchid Life Sciences

In December 2002, we sold certain instrumentation related assets to Beckman Coulter, Inc. (BCI) for a combination of cash payments of $1.1 million and BCI’s assumption of approximately $0.6 million of debt obligations. In connection with this transaction, BCI acquired certain rights to the SNP genotyping instrumentation and related consumables, reagents, and software formerly marketed by our Orchid Life Sciences business unit, as well as other patent and trademark rights. BCI received an exclusive license to use our proprietary primer extension SNP analysis technology in products sold to the research and specialty testing markets, and a non-exclusive license to use our primer extension technology in the field of diagnostics. We also entered into a supply agreement with BCI, which was amended in December 2003 whereby we would continue to purchase certain components necessary to our paternity testing services business. Under the terms of the amended agreement, we committed to purchase a minimum amount of materials and supplies in the amount of $0.6 million during 2003, $0.7 million during 2004, and $1.3 million during 2005 from BCI. These payments are subject to BCI meeting the terms and conditions of the agreement as amended, including manufacturing product to our specifications. We retained rights to use the primer extension technology in all of our genotyping service businesses, including identity testing for forensics and paternity, public health applications, and specialty testing markets including diagnostics and pharmacogenomics.

Background

Newer genetic analysis techniques and technologies are being applied to long-established DNA testing applications, such as identity determination for forensics and paternity. The most common form of genetic variation is that of a single DNA base, called a single nucleotide polymorphism, or SNP. SNPs have become a primary focus of genetic variability studies, and we expect them to become even more important as their impact is better understood. Technology we developed for analyzing SNPs has significant utility in each of our current genotyping testing businesses. The identification of some of the nearly 3,000 victims of the World Trade Center disaster on September 11, 2001 was aided by the use of our SNP technology. Our expertise in deploying these technologies into our established businesses provides ongoing opportunities for improvement in operations and financial performance. As genomic information and genetic variability are better understood, there are increasing demands for the services, which utilize the expanding information base and opportunities to apply this information in useful ways. Our testing services target some of the largest of such applications, where value-added testing is established and exhibiting attractive growth.

Genetic information provides a basis for identification of individuals, as well as an understanding of biological and medical functions in organisms. In recent years, scientists have analyzed large portions of deoxyribonucleic acid, or DNA, to determine the sequence of nucleotide bases in the DNA within the human genome and within the genomes of plant and animal species, with the objective of understanding and using this molecular level knowledge to transform traditional approaches to medicine, agriculture and other fields. With the first phase of the human genome sequence completed in 2000, attention has turned from mapping the sequence to identifying genetic differences between individuals to applying this knowledge in healthcare and other related fields where genetic variability is of use. The earliest and most established markets use proven technologies in identity applications, using genetic differences and similarities to identify individuals or infer their genetic relatedness. The increasing availability of genomic data derived from species other than humans is driving the use of genetic variability information for animal identification, to produce improved characteristics in livestock or crops, and to protect against animal-borne diseases. The introduction of DNA testing in the criminal justice system, both in the US and abroad, has been characterized as the most significant improvement in forensic science since the introduction of fingerprinting over one hundred years ago. Not only does DNA evidence afford prosecutors with a means of absolute identification of a defendant by the biological evidence he or she left behind at the crime scene, but DNA evidence has proved to be the best means for a wrongfully accused individual to prove his or her innocence beyond a reasonable doubt. Studies published by the FBI indicate that approximately 30 percent of primary suspects arrested in sexual assault cases are excluded from the suspect pool based on use of this technology. Also, in post-conviction testing of previously untested evidence, there have been in excess of 140 prisoners exonerated to date in the US through the use of DNA testing, including more than a dozen that were death row inmates.

Technologies Utilized

All DNA testing for identity purposes examines specific segments of DNA (also known as markers) that exhibit variability between individuals and animals. Two forms of such variability are known as Short Tandem Repeats (STRs) and SNPs.

STRs

An STR is a portion of DNA in which small segments are repeated a variable number of times. Typically, there might be 10 to 25 possible variations of a given marker, with each person having just one or two variations. By looking at a moderate number of STRs, a DNA profile is determined that is virtually unique for each individual, except in the case of identical twins whose DNA patterns are identical. In the US, there are 13 standard markers that are analyzed by the FBI and throughout the industry to identify felons who are profiled and recorded into a national felon database known as the Combined DNA Index System, or CODIS.

A DNA profile can be determined from any type of biological specimen containing nuclear DNA, including blood or a tissue sample such as a cheek swab. These specimens may be used for paternity testing, for determining profiles of suspects, victims, and felons, and for determining the profile of an animal in both susceptibility and traceability applications as detailed further in the description of public health testing below.

A DNA profile can also be determined from DNA contained in biological evidence from a crime scene, such as blood stains, semen, and even minute samples resident in cigarette butts or postage stamps. DNA profiles from evidence can be compared with that of a suspect or victim, or can be catalogued in a database much like fingerprint data for future comparison. DNA testing can also be used to prove a person’s innocence in a crime and help to exonerate individuals who have been wrongly convicted and imprisoned. In various countries around the world, DNA samples are collected from convicted felons, profiled and entered in a national database. Evidence from crime scenes where there is no suspect can then be analyzed and compared with this database to identify a suspect.

DNA testing may be used in paternity testing. Since DNA markers are inherited, the profile of a child is compared with the mother and alleged father. The alleged father can then either be excluded as the biological father or assessed to be the likely father with a high probability. Similarly, DNA markers can prove familial relationships for individuals immigrating to a country or for children being adopted by foreign nationals.

SNPs

The second form of variability in DNA involves a change in a single nucleotide base, otherwise known as a SNP. Identifying SNPs can have significant effects on both disease susceptibility and drug response. It is anticipated that each individual has between three and ten million SNPs. By looking at a moderate number of SNPs, between fifty and seventy, a unique genetic profile can also be determined for an individual human, animal or organism. SNPs also have the advantage over STRs of being contained in smaller segments of DNA that are more likely to survive the environmental degradation that can occur due to extreme elements such as water and heat. As such, they may work when STR markers fail to produce a reliable result. It is this characteristic that has prompted the use of SNPs in the process of identifying victims of the World Trade Center disaster.

SNPs can also be used to determine patterns associated with disease susceptibility or resistance, such as the identification of a profile of SNPs in sheep which can be used to determine whether sheep have susceptibility or resistance to the animal disease, scrapie. By identifying sheep that are susceptible to scrapie, the disease can ultimately be bred out of the sheep population.

Continuing Businesses

Based on review of publicly available information regarding contract sizes and competitor activity, supplemented by industry publications and third party market assessment data, we believe we have the largest market share in paternity and forensics testing of any competitor in the US, and we are a recognized provider of such services in Europe. Based on these same sources, we believe these markets are some of the largest existing markets for genetic analysis today compared to smaller markets for providing such services as testing for familial relations for both immigration and adoption purposes. Through our brand Orchid GeneScreen, we conduct paternity genotyping determinations for government agencies and private individuals in North America. Through our brand Orchid Cellmark, we are a recognized private sector provider of forensic DNA testing in the US. Through Orchid Europe, we provide paternity, forensics and animal susceptibility testing under the Cellmark brand. We have six accredited laboratories in the US and UK, which provide high quality genotyping testing services for these businesses.

In each business, a significant amount of our current testing activity is with established contracts with a number of different government agencies. These contracts are usually awarded through a secure bid process and, when awarded, typically have a term from one to three years. These contracts provide a large base of revenue and testing volume that assists us in capacity and production planning, as well as process optimization. We believe that our experience as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts. In each business, we have also identified opportunities for further growth, including new contracts and new private DNA testing service markets as described further below.

After our strategic realignment completed in 2003, we now focus on providing genotyping services in three distinct markets: forensics, paternity and public health.

Paternity Testing Services

We offer paternity DNA testing services to both governmental agencies and private customers. Laboratory testing is done in three accredited laboratories located in East Lansing, Michigan, and Dayton, Ohio in the US and in Abingdon, UK. We have the ability to increase testing volume and therefore grow revenue within the existing facilities and without purchasing additional equipment. In addition, because we use industry standard reagents and instrumentation that have been fully validated, we can add additional processing capacity to meet increased demand at minimal expense. While the reagents and instruments are highly specialized, similar reagent kits and instruments are available from other suppliers, so that in the event our current suppliers were to have a major supply problem, we have the ability to switch to alternative suppliers if needed, at little or no additional cost.

Government paternity testing

The government, or public, paternity testing market in the US, which comprises the majority of our paternity testing services, involves tests ordered by state or county governmental agencies commonly referred to as Child Support Enforcement Agencies (CSEAs). CSEAs are required by law to identify the biological father of a child in circumstances where a mother applies for public monetary assistance, in order to compel the father to make child support payments or to recoup any disbursements made for the benefit of the child. In the US, the Federal government reimburses 90% of the costs of paternity testing incurred by CSEAs, provided the CSEAs abide by certain Federal regulations. These regulations provide incentives to the CSEAs to increase effectiveness and efficiency in their paternity establishment measures. This has resulted in continued expansion of this market. Services are provided to these agencies under contracts awarded in a competitive bid process and typically have a term of one to three years. The contract bidding process is highly competitive and the criteria used to determine the awards vary. Typically, specifications are issued in the form of a Request For Proposal (RFP) and vendors respond in a sealed bid response by a specified response date. In some cases contracts are awarded solely on the basis of price, while others use a scoring matrix to achieve the desired mix of price, quality and service. In addition to CSEAs, we also provide testing services to US and certain foreign government agencies in charge of immigration. Such testing is done to verify claimed family relationships for visa applications. We provide this testing under contract or from an approved vendor list.

Private paternity testing

Our DNA paternity testing services provided through Orchid Europe are done so strictly on a private basis to individuals, solicitors and health care professionals. We do not perform services or receive revenue for DNA paternity testing services in the UK under any government contracts. Conversely, in the US, due to changing demographics related to out-of-wedlock births, reduced stigmas associated with paternity testing, and increased public understanding of paternity testing, demand for private paternity testing in the US has increased in recent years. During 2002, we began marketing paternity testing services in the private market on a much broader scale, and based on growth achieved during 2003 and continued demand, we expect to aggressively pursue a larger share of the private paternity market. In addition to offering services directly to individuals, in 2003 we began establishing relationships with firms or individuals acting as our marketing agents. Under the terms of these relationships, we supply products and materials to such agents and in return, the agent agrees to exclusively utilize our services for their customers seeking private paternity testing. We are further increasing our marketing efforts to the private sector to increase awareness of our services, increase the number of referral sources and improve our service offerings. These marketing efforts include internet marketing channels, offering innovative sample collection methods, and offering these services to our customers.

We intend to continue to develop and evaluate new technologies for enhancing our laboratory processes, including instrumentation, automation and new testing methodologies, which we expect will provide us with a competitively low cost of operation.

Forensic Testing Services

In the forensic DNA testing business, our laboratory services are performed in four accredited facilities located in Germantown, Maryland, Nashville, Tennessee, and Dallas, Texas in the US and in Abingdon, UK. We have selectively focused certain services in specific facilities, where appropriate, to maximize economies of scale, while at the same time enabling significant capacity for expansion across all facilities in the areas of both suspect and no-suspect casework. The use of forensic DNA testing has enabled law enforcement agencies worldwide to utilize national databases for the identification of suspected perpetrators of crimes in which there are no other leads to identify a criminal. In the US, the CODIS database currently stores the DNA profiles of more than one million convicted felons. When evidence from an otherwise unsolvable crime is DNA tested and the DNA profile from the biological evidence is compared successfully to one of the profiles in the national CODIS database, a match may be generated, revealing the identity of the criminal from the database. To date, more than 20,000 criminal investigations have been aided by matching DNA from evidence against the database.

We expect the use of this technology will accelerate as law enforcement investigators use this technology to successfully identify criminals in cases where there was previously no suspect. We also anticipate growth in this casework based on legislation both in the US and the UK, increased Federal funding in the US and improved utility of the growing National databases. In the US, there has been a significant increase in the number of contracts to address the backlog of cases with no known suspect for screening against the CODIS database.

We offer forensic DNA testing through Orchid Cellmark, a respected forensic DNA testing provider and is known for its high quality and expert staff, having tested numerous high profile forensic cases drawing extensive media coverage. We test a variety of forensic evidence samples collected at crime scenes and provide DNA identification profiles on individual felons for inclusion in national and state DNA databases. Testing services on criminal casework may be provided to implicate or exclude a known suspect, or may be provided in the absence of a suspect to generate a DNA profile of a perpetrator for searching DNA databases. Although the majority of testing is done for criminal justice agencies, we also provide testing services for defense attorneys as well. Casework testing for government agencies may be provided on an individual case basis or under long-term contract. Contract services are usually awarded through a competitive bid process in which specifications are issued in the form of a RFP and vendors respond in a sealed bid response by a specified response date. Such contracts typically have a term of one to three years. In addition to casework, we also provide felon database testing under contract. DNA specimens are collected from incarcerated individuals according to state laws in the US and national legislation in the UK, and tested by our laboratories to provide a DNA identification profile for inclusion in a national database in either the US or UK. In the US, this database is known as CODIS, and in the UK, the database is known as the National DNA Database®, or NDNADB. Biological evidence from criminal cases with no known suspects may then be screened against these databases to identify a possible suspect. Databasing contracts are also usually awarded in a competitive bid process similar to that of our paternity testing business and typically have a term of one to three years.

All three of our forensic testing facilities in the US have received the prestigious American Society of Crime Lab Directors-LAB accreditation, a designation that only a small number of non-government DNA laboratories have been awarded. Only five other private forensics labs in the US have earned this respected ASCLD accreditation. The value of genotyping in solving crimes is increasingly being recognized and we anticipate that Federal and state governments in the US and national and local governments in the UK will allocate greater resources to support wider use of DNA. This is evidenced by legislation originally considered by the US Senate and House of Representatives known as “The Debbie Smith Act”, and now encompassed in the President’s DNA Initiative in which the US government indicated its intent to allocate $900 million over fiscal years 2005 to 2009 towards reducing the backlog of forensic testing that currently exists in the criminal justice system. Through a process directed by the National Institute of Justice (NIJ) states may apply for Federal funds to assist in testing the enormous backlog of untested cases with no known suspect. A substantial portion of the awarded funds are designated for outsourcing to private sector laboratories. Contracts are then awarded by the states receiving the Federal funds under competitive procurement. Such contracts are awarded on a matrix of criteria including experience, capacity, quality and price, and are usually for one year with the ability to extend under certain circumstances. Virtually all contracts require either ASCLD or NFSTC accreditation, and our three accredited facilities are actively pursuing these contracts.

On July 15, 2002, we entered into a five-year agreement with Forensic Alliance Ltd. (FAL) to provide forensic testing services as an exclusive subcontractor to all customers of FAL, which include a majority of the police departments in the UK. The agreement may be terminated at each anniversary of the date of the agreement upon twelve months notice by FAL. While this agreement does not guarantee annual minimum service levels or revenue, our provision of services to police departments throughout the UK under this agreement constituted 18% of revenue for the fiscal year ended December 31, 2003.

Orchid Europe is the largest independent supplier of scene-of-crime DNA analysis to UK police forces, providing a full range of forensic DNA services from the routine analysis of DNA samples for submission to the National DNA Database® to the analysis of evidence for the most serious crimes. UK Government funding for DNA analysis has increased significantly in recent years through its DNA Expansion Plan. Working with FAL,

Orchid Europe is increasing its forensic DNA business by focusing on quality while driving down processing time. Orchid Europe expects to further expand its casework business by pursuing additional contracts with other police agencies through our partner, FAL.

Each of our forensics DNA testing facilities has broad capabilities in handling the complex evidence samples related to casework. Further, we have developed processes and procedures that allow us to scale up to handle the larger volumes associated with specific contracts, particularly in response to the expanding initiatives to reduce the backlog of no-suspect cases. We started to introduce additional automation processes and new technologies to reduce the labor-intensive aspects of testing. We have also made significant upgrades to our laboratory information system to handle higher complexity operations and volume. We have similarly introduced automation and new technology into our felon data basing processes.

We have continued to expand our service offerings with new technology for special cases and new services such as our DNA Express Service, which provides accelerated testing services at a premium price. Specialty testing services include Y chromosome STR analysis, which is important in sexual assault analysis, as well as mitochondrial DNA testing and SNP based testing, both of which are used on very small or extremely degraded samples. For example, in 2002, we were awarded a multi-year contract by the Office of the Chief Medical Examiner of New York City to apply our SNP technology to analyze DNA samples collected from the World Trade Center disaster site for victim identification. In a pilot program conducted with New York City officials in early 2002, we demonstrated that panels of SNPs could enable the identification of additional victims from DNA specimens that have failed previous attempts with traditional forensic analysis methods. As a part of that pilot program, we have analyzed nearly 15,000 samples related to the World Trade Center disaster and continue to work with the Chief Medical Examiner on remains identification. We anticipate offering this technology upon individual customer request in a commercial format for use on highly degraded forensic evidence.

Public Health Testing

Through Orchid Europe, we currently conduct the major portion of the UK Government’s project to help British farmers breed sheep with reduced susceptibility to the animal disease, scrapie. Following a competitive bid process, we were awarded a multi-year contract in 2001 to generate several million scrapie genotypes per year for the project. The project is part of the innovative National Scrapie Plan, or NSP, for Great Britain developed by the Department for Environment, Food and Rural Affairs, or DEFRA, in conjunction with the Agriculture and Rural Affairs Departments in Scotland and Wales. Scrapie, one of the transmissible spongiform encephalopathies, is an untreatable, fatal disease that affects sheep worldwide. With an estimated UK sheep population of over forty million, scrapie has the potential to cause significant economic losses to farmers. Prevention of the disease agent’s ability to maintain itself is viewed as the most effective way to limit the spread of the disease. As SNPs affect an individual sheep’s susceptibility to scrapie, sheep with SNPs associated with a genetic resistance to scrapie are selected as breeding stock. Over time, farmers expect to produce flocks with greatly reduced vulnerability to the condition and, in turn, decrease the risk of animal diseases disseminating into the food supply.

Scrapie eradication is now expanding into the European Economic Community (EEC) as EEC mandated programs are defined. In February 2003, the EEC passed legislation that sets requirements for genotyping-based breeding programs for scrapie resistance in sheep on a voluntary basis beginning January 1, 2004 and on a compulsory basis beginning April 1, 2005. We expect our success in the UK will result in new market opportunities for us in the European Union.

On August 8, 2001, we entered into a three-year agreement with DEFRA to provide genotyping services on sheep in order to determine their susceptibility to the disease, scrapie. DEFRA is providing this service free of charge to sheep farmers as part of the National Scrapie Plan in order to help farmers breed sheep that are not susceptible to this disease, which is similar to mad-cow disease. This agreement is renewable for an additional two years. Under the agreement, we are guaranteed an annual minimum number of samples to be genotyped at a per genotype rate based on a sliding scale, dependent upon volume. Based upon volumes performed during 2003, revenue received under this agreement constituted 13% of revenue for the fiscal year ended December 31, 2003.

The recent outbreak of mad cow disease in the US and worldwide awareness of its effect has expanded interest in food safety, and led to the opening of a new market opportunity using DNA testing for meat traceability for the food industry. By way of example, we recently announced participation in a joint project with Maple Leaf Foods of Canada and Pyxis Genomics to be the exclusive provider of assay development and service testing for Maple Leaf’s pork traceability project. This project will entail development and testing on a panel of markers that enable identification of packaged meat back to the farm of origin.

We currently provide animal testing solely from our facility in the UK. We currently have the necessary capacity to accommodate increased volume within the existing laboratory space and equipment configuration in our UK facility. In addition, because we use industry standard reagents and instrumentation that have been fully validated, we can add processing capacity to meet expansion demands at little or no additional cost.

We continue to develop similar assays utilizing this technology for use on other animals that would either identify susceptibility or determine traceability.

Intellectual Property

Since divesting our non-core and non-profitable businesses, we have adjusted our patent strategy such that we continue to protect existing intellectual property relevant to our focused business of genetic diversity. We rely on both patent and trade secret protection of our intellectual property. However, we cannot be certain that patents will be issued from any of our patent applications or that any issued patents will have sufficient breadth to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier. The laws of some foreign countries may not protect our proprietary rights to the same extent as US law. Our strategy will continue to concentrate on protection of our intellectual property as it relates to our identity genomic testing service businesses. Our existing patent portfolio continues to reflect our international scope and includes pursuing patent protection mainly in North America and Europe. We currently own, or have exclusive licenses to, 55 US issued patents and 56 foreign patents, and have received a notice of allowance for 1 additional Australian patent application. Additionally, we have 59 pending patent applications of which 11 are US applications and 48 are foreign patent applications. Of our existing patent portfolio, both issued and pending patents, approximately half of the patents are primarily related to microfluidic technology, that is, technology related to moving and pumping very minute amounts of fluids. The remainder of our portfolio is made up of methods to identify SNPs and utilization of SNPs. We have sought and continue to seek patent protection for novel uses of the utility of SNPs in the genetic testing field. In cases where novel uses of SNPs have already been patented by a third party, we may need to obtain a license for the use of this technology to make use of or sell products using such technology. As of December 31, 2003, the majority of our patents have approximately 7 or more years before they expire.

We also own or exclusively license patents covering other areas of our business including paternity, forensic genetic markers and pharmacogenomics, otherwise known as the ability to correlate genetic information and predisposition to disease or adverse drug response. We continue to maintain a number of license agreements that rely on technology we own claimed under US patent numbers 5,888,819, 6,013,431 and 6,004,744. We also provide paternity testing services and public health testing services that rely on the technology claimed in the aforementioned patents, as well technology we exclusively license claimed under patent numbers 5,846,710, 5,856,092. We license these patents under exclusive agreements with Saint Louis University and GeneCo Pty Ltd., Diatech and Queensland University of Technology, respectively.

As part of our efforts to build a technology portfolio for genetic analysis using SNPs, in July 2001 we entered into an agreement with Affymetrix, Inc. whereby we were assigned all right, title and interest to US patent number 5,856,092 as well as all of its counterparts. The original agreement called for payment obligations to the original owners of said patent of $1.6 million upon signing and payments as follows: $0.3 million in 2001; $0.8 million in 2002; approximately $1.0 million in 2003; and $1.2 million in 2004. Thereafter, we were obligated to pay annual minimum royalties of approximately $1.2 million in 2005 and increasing to approximately $1.9 million in 2008 and thereafter. In July of 2003, we entered into an amended Patent Assignment and License Agreement with the patent owners, which reduced the purchase obligations to approximately $0.4 million for 2003, and approximately $0.2 million in each of the years 2004, 2005, 2006 and 2007. We no longer have a requirement to pay annual minimum royalties beyond the purchase obligations.

On August 6, 2002, we had entered into a patent assignment agreement with Saint Louis University whereby the University would have assigned us US patent number 5,846,710, upon the University receiving consent from the National Institutes of Health (NIH) to assign such patent. The University informed us in February 2003 that it had not received this consent from the NIH. Effective February 25, 2003 we entered into an Exclusive Patent License Agreement under which we received an exclusive license to the subject patent in all fields and for all uses upon payment to the University of a total of $1.0 million in cash and $0.5 million in common stock. We paid $0.3 million of this cash payment in 2002, approximately $0.5 million in 2003 and the balance will be paid in installments in 2004.

We further attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Most of our employees and consultants also sign agreements requiring that they assign to us their interests in discoveries, inventions, patents and copyrights arising from their work for us, maintain the confidentiality of our intellectual property, and refrain from unfair competition with us during their employment and for a period of time after their employment with us, which includes solicitation of our employees and customers. We cannot assure you that these agreements will not be breached or invalidated. In addition, we cannot assure you that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets or other technologies.

We have 39 trademarks for which we have received registrations or notices of allowance in the US and elsewhere. We also have 17 pending trademark applications pending. Some of the key trademarks for which we have either received registrations or notices of allowance include: Lifecodes Corporation, GeneScreen and the Orchid logo.

This Annual Report on Form 10-K contains references to some of our trademarked products and services, for which we have filed registration applications with the US Patent and Trademark Office. All other trademarks or trade names referred to in this annual report are the property of their respective owners.

Government Regulation

The identity testing industry involving both paternity and forensics testing is in general not formally government regulated, but rather establishes and maintains standards and quality through voluntary third party accreditation. The widely recognized body covering paternity testing is the American Association of Blood Banks (AABB), which has accredited our laboratories in Dallas, Texas, Dayton, Ohio, East Lansing, Michigan, Germantown, Maryland, Nashville, Tennessee, and Abingdon, UK. Similarly, for forensic testing, two entities afford accreditation: the American Society of Crime Laboratory Directors (ASCLD) providing laboratory accreditation, and the National Forensic Science Testing Center (NFSTC). Our facilities in Dallas, Texas, Germantown, Maryland, and Nashville, Tennessee have been accredited by both ASCLD and NFSTC. Only eight private forensics labs in the US have earned the respected ASCLD accreditation, three of which are our labs.

In addition to industry accreditations, selected government agencies offer accreditation. The New York State Department of Health has accredited our laboratories in Dallas, Texas, Dayton, Ohio, and East Lansing, Michigan for paternity testing, and our laboratories in Dallas, Texas, and Germantown, Maryland for forensic testing. The Dayton, Ohio facility has been accredited by the Standards Council of Canada (SCC) for paternity testing, which also confers ISO/IEC 17025 accreditation. Our Nashville, Tennessee facility has also been certified under ISO/IEC 17025 standards.

Genetic diagnostic kits previously sold by us in Europe were classified as IVD medical devices and are covered by the European Directive, 98/79/EC, or the IVDD Directive. The IVDD Directive was implemented into UK legislation in 2000. There was a transition period until December 7, 2003 during which manufacturers had to either comply with the existing national laws or comply with the IVD Regulations and “CE” (the mark of conformity) mark their devices. It is now mandatory for manufacturers to comply with the IVD Regulations. However, given the recent sale of our Diagnostics business, we will no longer be subject to this Directive.

Manufacturers must also comply with the Products of Animal Origin (Import and Export) Regulations 1996 (SI 1996/3124) if it is applicable to their devices. In accordance with these regulations we obtained registration from the Ministry of Agriculture, Fisheries & Food for our UK manufacturing units that export genetic testing kits containing Purified Bovine Serum and Purified Gelatin.

During 2003, we sold a number of IVD products in the UK and have accreditation certificates for our UK quality systems from a Notified Body (SGS Yarsley ICS), having met the requirements of ISO9001, EN46001 and ISO13485. We also received an accreditation certificate meeting the requirements of ISO17025 from the UK Accreditation Service, or UKAS, in relation to our testing laboratory. UKAS is the national body for the accreditation of testing and calibration laboratories, certification and inspection bodies.

In the US and UK, we are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have an adverse effect on our business and results of operations.

Employees

As of December 31, 2003, we had 403 full time employees and 27 part time employees including forensic scientists, computer scientists, and biologists with experience in the medical diagnostic, genotyping, pharmacogenomic, forensic, animalic, and computer industries. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that we maintain good relationships with our employees. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. There can be no assurance that we will be successful in hiring or retaining qualified personnel, and our failure to do so could have a material adverse impact on our business, financial condition and results of operations.

Competition

In each of our markets, we compete with other companies offering services that are similar to those that we offer. Some of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development and commercialization than we have. Moreover, some competitors may have greater name recognition than we do, and may offer discounts as a competitive tactic.

Our competitors in the field of paternity DNA testing include: DNA Diagnostics, Identigene, Laboratory Corporation of America, Long Beach Genetics, Paternity Testing Corporation and Reliagene in the US, along with DNA BioSciences Laboratory of the Government Chemist Forensic Science, NorthGene, DadCheck, and London BioScience in the UK. In the field of forensics DNA testing, competitors include: Bode Technology Group, Commonwealth Biotechnologies, DNAPrint Genomics, Fairfax Identity Laboratories, Identigene, Laboratory Corporation of America, Myriad Genetics, and Reliagene in the US, along with Forensic Science Service and Laboratory of the Government Chemist in the UK. In animal susceptibility testing, we compete with the Laboratory of the Government Chemist in the UK and GAG Bioscience in Germany.

Item 2. PROPERTIES

We lease three facilities, which provide us with approximately 62,000 square feet for our operations in Princeton, New Jersey, which serve as our corporate headquarters. We are currently attempting to sublease all or a portion of our current Princeton based facilities. Our corporate headquarters would be relocated to smaller space in the Princeton area should all current space be subleased. We lease an approximately 22,000 square foot facility in Dallas, Texas; an approximately 21,000 square foot facility in Dayton, Ohio; and an approximately 5,100 square foot facility in Sacramento, California. The Sacramento facility was closed in October 2003 and we are currently negotiating an early lease termination. We assigned our lease for an approximately 37,000 square foot facility in Stamford, Connecticut, to Tepnel Life Sciences, plc in connection with the sale of the Diagnostics business unit as of January 21, 2004. In connection with this assignment, we unconditionally guaranteed Tepnel’s obligations under the lease. We also lease an approximately 18,000 square foot facility in Germantown, Maryland, an approximately 18,000 square foot facility in Nashville, Tennessee, and an approximately 9,000 square foot facility in East Lansing, Michigan. In addition, we lease a total of approximately 35,000 square feet in three buildings located in Abingdon, UK for the operations of Orchid Europe. We currently believe our facilities are sufficient to meet our space requirements through the year 2004.

Item 3. LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming Orchid as defendant, along with certain of its officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing Orchid’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with Orchid’s May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Orchid’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Orchid’s registration statement on Form S-1 filed with the Commission in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. Orchid believes that the allegations are without merit and has, and intends to continue to, vigorously defend against Plaintiffs’ claims. In this regard, on or about July 15, 2002, Orchid filed a motion to dismiss all of the claims against it and its officers. Though the court heard oral argument on the motion on November 1, 2002, a decision has not yet been rendered. On October 9, 2002, the court dismissed without prejudice only Orchid’s individual officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for Orchid entering into a tolling agreement with Plaintiffs’ executive committee. On February 19, 2003, Orchid received notice of the court’s decision to dismiss the Section 10(b) claims against Orchid. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. Defendants await the court’s approval of the settlement documents.

Prior to Orchid’s acquisition of Lifecodes Corporation in December 2001, Lifecodes Corporation sold Medical Molecular Diagnostics GmbH, (MMD), a wholly owned subsidiary of Lifecodes Corporation based in Dresden, Germany to Deutsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH (DKMS), pursuant to a Stock Purchase Agreement dated November 15, 2002 (the SPA). Upon the acquisition of Lifecodes Corporation, Orchid assumed Lifecodes Corporation’s obligations to DKMS under the SPA. On September 19, 2003, Orchid received a complaint filed in the 9th Chamber for Trade Affairs in Cologne, Germany on behalf of DKMS through a Request for Service Abroad of Judicial Documents. The complaint seeks damages under the SPA for DKMS’s cost to acquire MMD. DKMS claims defects in the equipment of the MMD laboratory. Orchid has not reserved any amount related to this case and believes that the allegations are without merit and intends to vigorously defend against these anticipated claims. In addition, in December 2002, Orchid filed a claim in the 29th Chamber for Trade Affairs in Tubingen, Germany against DKMS for significant unpaid accounts receivables that accrued during the year ended December 31, 2002. The accounts receivables were for HLA typing services conducted by the Diagnostics business unit, which Orchid sold to Tepnel Life Sciences plc in January 2004. The services performed by Orchid’s Diagnostic business unit were exclusively upon DKMS’ request.

Orchid is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al. The case was filed in October, 2002 and is in the early phases of discovery. By their complaint, Plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed Plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. Orchid did not have a contractual relationship with Plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. Orchid has sold the business unit, which is allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from Orchid. The complaint seeks damages in an undisclosed amount.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on The Nasdaq National Market on May 5, 2000 under the symbol “ORCH”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by Nasdaq, for the last two fiscal years:

	Common Stock
	High	Low
2002:
First Quarter	$5.95	$2.15
Second Quarter	2.78	1.15
Third Quarter	1.56	0.61
Fourth Quarter	0.83	0.35

2003:
First Quarter	$0.56	$0.33
Second Quarter	2.00	0.36
Third Quarter	1.81	1.10
Fourth Quarter	2.13	1.13

On March 24, 2004, the last sale price of the common stock was $ 1.85.

Stockholders

As of March 24, 2004, there were approximately 670 stockholders of record of the 110,720,232 outstanding shares of common stock. On February 27, 2004 our stockholders approved a reverse stock split and on March 25, 2004, our board of directors approved the implementation of a 1-for-5 reverse stock split. We expect the reverse stock split will be effective as of March 30, 2004 and our common stock will begin trading on a split-adjusted basis when trading opens on March 31, 2004. Based on the number of shares of common stock outstanding as of March 24, 2004 we expect we will have approximately 22.1 million outstanding shares of common stock after the reverse stock split.

Dividends

During the twelve months ended December 31, 2003, we issued an aggregate of 26,053,237 shares of our common stock in connection with the conversion of 1,172 shares of our Series A convertible preferred stock. In connection with this conversion of our shares of Series A convertible preferred stock, we issued 126,183 shares of our common stock as payment of accrued dividends on the converted shares of Series A convertible preferred stock.

No underwriters were involved in the foregoing offers and sales of securities. The issuance of the shares of common stock issued as a dividend on the shares of Series A convertible preferred stock were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the Securities Act), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering and the rules and regulations thereunder. The issuance the shares of common stock issued upon conversion of the shares of Series A convertible preferred stock were made in reliance upon an exemption from the registration provisions of the Securities Act, set forth in Section 3(a)(9) thereof relative to the exchange of securities with no additional consideration and the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. However, the shares of common stock are covered by a resale registration statement on From S-3 filed with the Securities and Exchange Commission on May 30, 2003.

We have not paid dividends to our common stockholders since our inception and do not plan to pay cash dividends in the foreseeable future, as we currently intend to retain earnings, if any, to finance our growth.

Item 6. SELECTED FINANCIAL DATA

	Year ended December 31
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated statements of operations data:
Revenues:
Total revenues	50,627	50,425	30,648	18,381	1,793
Operating expenses:
Cost of service revenues	29,014	25,957	14,499	9,278	—
Cost of product revenues	—	1,690	3,822	1,610	—
Research and development	3,193	21,006	33,984	28,881	14,447
Marketing and sales	6,087	8,701	6,313	3,984
General and administrative	23,517	32,967	23,936	22,329	9,142
Impairment of assets	837	20,771	30,652	—	—
Restructuring	76	6,880	388	—	—
Amortization of intangible assets	1,807	3,039	3,778	3,657	469
Total operating expenses	64,531	121,011	117,372	69,739	24,058
Operating loss	(13,904)	(70,586)	(86,724)	(51,358)	(22,265)
Total other income (expense)	1,218	(1,085)	2,111	3,491	(5,955)
Loss from continuing operations before income taxes	(12,686)	(71,671)	(84,613)	(47,867)	(28,220)
Income tax (expense) benefit	(1,645)	577	—	—	—
Loss from continuing operations	(14,331)	(71,094)	(84,613)	(47,867)	(28,220)
Discontinued operations:
Loss from operations of a business held for sale	(9,237)	(9,003)	(65)	—	—
Net loss	(23,568)	(80,097)	(84,678)	(47,867)	(28,220)
Dividends to Series A Preferred Shareholders	(534)	—	—	—	—
Accretion of Series A Preferred Stock discount resulting from conversions	(2,645)	—	—	—	—
Beneficial conversion feature of preferred stock	(744)	—	—	(29,574)	(44,554)
Net loss allocable to common stockholders	$(27,491)	(80,097)	(84,678)	(77,441)	(72,774)
Basic and diluted net loss per share allocable to common stockholders	$(0.43)	(1.48)	(2.27)	(3.58)	(95.87)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	64,157	54,001	37,260	21,646	759

	December 31
	2003	2002	2001	2000	1999
Consolidated balance sheet data:
Cash, cash equivalents, and short-term investments (including $2,066 and $3,385 of restricted cash in 2003 and 2002, respectively)	$12,004	13,370	27,942	66,415	33,804
Working capital	7,621	9,475	27,522	64,644	27,275
Total assets	59,429	70,434	120,916	142,327	94,856
Long-term debt, less current portion	415	2,299	6,267	6,152	4,122
Redeemable convertible preferred stock	3,897	—	—	—	88,946
Convertible preferred stock		—	—	—	1
Total stockholders’ equity (deficit)	31,147	38,693	93,238	123,303	(8,285)

The following transactions had a material effect on the comparability of the data presented in the consolidated financial data above, as follows: contract revenues received from related party is relating to the SmithKline Beecham agreement, the acquisition of GeneScreen in December 1999, the sale of series E mandatorily redeemable convertible preferred stock in December 1999 and January 2000, the sale of common stock in our initial public offering in May 2000, the sale of common stock in our secondary offering in June 2001, the acquisitions of Cellmark in February 2001 and Lifecodes in December 2001, the sale of our common stock in February and March 2002, the decision to eliminate the Life Sciences product business including the sale of assets in 2002, the line of credit entered into in 2002, the sale of series A redeemable convertible preferred stock in March 2003, the decision in 2003 to realign the GeneShield business and the decision in 2002 to sell the Diagnostics business. The results of the Diagnostics business have been classified as “discontinued operations” and the related assets and liabilities are included as held for sale in 2003 and 2002. Please see our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussions of these transactions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition as of December 31, 2003 and Results of Operations for the years ended December 31, 2003, 2002, and 2001 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are engaged in the provision of services for profiling genetic uniqueness. We incorporated as a Delaware corporation and began operations in 1995. In the first three years of business we were primarily focused on developing our microfluidics technologies for applications in high throughput production of small molecules under collaborative research programs with SmithKline Beecham and Sarnoff Corporation.

In 1998, we made a fundamental shift away from the development of microfluidics technologies and focused our business on the application of our technology to determine genetic variability and differences, including genotyping SNPs. At that time, we acquired Molecular Tool because its proprietary primer extension technology for analyzing SNPs matched our existing microfluidics technologies, which allowed us to focus our business on genetic diversity testing. Our genetic diversity testing services included the measuring and analyzing of information related to genetic uniqueness, or the genetic variability that distinguishes one organism from another, also known as genotyping. During this period we also developed instruments and kits that could be used for genotyping performed independently by third parties. In December 1999, we acquired GeneScreen, a provider of identity genomics services. In 2001, we acquired two other identity genomics businesses: Cellmark and Lifecodes.

From 1998 through 2002, our business focused on SNP scoring products and services that used our proprietary primer extension technology, and on our identity genomics services in paternity and forensics. In December 2002, we disposed of our SNP genotyping instrumentation and related consumables assets offered by our Orchid Life Sciences business unit. Beginning late in 2002, based on a decision to pursue the sale of our Diagnostics business unit, we reflected this business as a discontinued operation in our consolidated results of operations. We completed the divestiture of our Diagnostics business unit in January 2004.

In 2003, we focused our efforts and reported our operating results around our Identity Genomics Segment serving customers in the United States and United Kingdom. Identity Genomics includes services that measure and analyze information related to genetic uniqueness, or the genetic variability that distinguishes one organism from another. These services are provided in the markets for the establishment of paternity, forensic identification and food safety and animal testing applications. We intend to continue to focus our operations on providing services related to genetic uniqueness.

We have incurred losses since inception and as of December 31, 2003 we had stockholders’ equity of approximately $31.1 million, including an accumulated deficit of approximately $287.5 million. We had previously indicated that we expected to attain profitability in the second half of 2003; however, due to market circumstances, particularly the rate at which funding of forensics testing was released from the NIJ, we were unable to achieve our objective.

Our revenues are predominately generated from services provided to our customers that relate to the completion of DNA laboratory testing. Our costs and expenses consist of costs of service revenue, research and development expense, marketing and sales expense, general and administrative expenses and other income and expense. Costs of Service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, and facility expenses. Research and development expense consists primarily of salaries and related costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing and enhancement of our products. Marketing and sales expense consists of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, and other corporate expenses. Other income and expense, net consists principally of interest income and interest expense.

Our revenues in the United States are somewhat dependent on the timing of Federal funding for forensics DNA testing through the NIJ. In the fourth quarter of 2003 and the first quarter of 2004, we witnessed an increase in the amount of funding made available by the NIJ to various governmental and law enforcement establishments around the US. In the fourth quarter of 2003 and the first quarter of 2004, we have entered into several new contracts and renewed existing contracts with certain governmental agencies. We expect that our continued ability to add to our customer base and retain our existing customers will strengthen our top line and our ability to meet our financial objectives for 2004 and beyond. Our operations in the UK include 100% of our public health testing services and accounted for 40% of our 2003 revenues. In 2003, 78% of our UK revenues were from two customers one of which was DEFRA. We expect that our contract with DEFRA will be renewed in 2004, although there can be no assurances at this time that we will obtain this renewal. We expect that our UK business will continue to be a significant part of our business. We expect to experience continued growth in our UK-based forensics testing as a result of attaining a contract in late 2003 with the Metropolitan Police, and we expect to increase our business in the Public Health Testing area through the introduction of our meat traceability business with new customers, which includes the Maple Leaf Foods contract announced in the first quarter 2004.

We were favorably impacted during 2003 by exchange rate movements of the British Lb sterling as compared to the US Dollar, and this trend is expected to continue in the near term. However, the significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and there can be no assurance that the recent favorable trend in this exchange rate will not be reversed, which would have an unfavorable impact on our consolidated financial results.

Our operating results are driven by our ability to generate sales and improve operating efficiency. As a result of our restructuring plan formalized in 2002 and implemented throughout 2002 and 2003 to restructure certain operations, we have achieved and sustained improvements in operating results and operating cash flow. The net cash used in operations declined from $35.0 million in 2002 to $6.9 million used in 2003. We expect that the full year effect of our restructuring plans will assist us in achieving additional improvements in operating results during 2004. We also expect to continue to focus on improving operating efficiencies during 2004. We expect that these operating efficiency improvements, together with our expected growth in revenue during 2004 of 20%, will result in improved gross margins during 2004. We believe that our current level of overhead expenses is sufficient to support our planned revenue growth in 2004, and we anticipate that these expenses will be lower than 2003 levels, as a result of the restructuring activities undertaken in 2003 and 2002. Overall, we expect to have positive income from operations for the full year 2004.

In the first quarter of 2004, we have taken certain measures to improve liquidity and provide working capital. On February 27, 2004, we closed a common stock private equity financing in the amount of $26.1 million, net of closing costs. In addition, as of February 6, 2004, 100% of our redeemable convertible preferred stockholders converted their shareholdings to common stock. In connection with the common stock private equity financing, we intend to file a registration statement covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants issued in the financing, no later than March 26, 2004. As a result of these measures, we expect to have adequate capital to fund operations in the future.

On January 13, 2004 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, to provide us with further opportunities to raise capital. When declared effective, this shelf registration will permit us, from time to time, to offer and sell up to $30 million of our common stock. We do not anticipate the need to raise additional capital in 2004 to fund current operations; however, if we determine that this need exists, or if we intend to fund future growth opportunities, we may use this shelf registration to provide financing. This registration statement has not yet been declared effective.

RESULTS OF OPERATIONS

Our Diagnostic business unit was considered to be a non-core asset, and was reflected as a discontinued operation. Accordingly, we have not included the results of operations of our Diagnostics business unit, which was held for sale, in the results of continuing operations in any period presented. The results of operations for this business unit have been reflected in discontinued operations for all periods presented. The assets and liabilities of our Diagnostics business unit, which was held for sale, have been reflected as such in the condensed consolidated balance sheets as of December 31, 2003 and December 31, 2002. We completed the sale of certain assets and liabilities related to our Diagnostics business unit in January 2004.

Years ended December 31, 2003 and 2002

The following table sets forth a year-over-year comparison of the components of our Net Loss for the years ended December 31, 2003 and 2002:

	(In thousands)		$ Change	% Change
	2003	2002
Total revenue	$50,627	$50,425	$202	<1%
Costs of revenue	29,014	27,647	1,367	5%
Research and development expenses	3,193	21,006	(17,813)	(85)%
Marketing and sales	6,087	8,701	(2,614)	(30)%
General and administrative expenses	23,517	32,967	(9,450)	(29)%
Impairment of assets	837	20,771	(19,934)	(96)%
Restructuring and related charges	76	6,880	(6,804)	(99)%
Amortization of deferred compensation	1,581	3,541	(1,960)	(55)%
Amortization of intangible assets	1,807	3,039	(1,232)	(41)%
Interest income	88	536	(448	(84)%
Interest expense	478	583	105	18%
Other income/(expense)	1,608	(117)	1,725	>100%
Income tax (expense)/benefit	(1,645)	577	2,222	>100%
Loss from operations of a business held for sale	9,237	9,003	234	3%
Net loss	23,568	80,097	(56,529)	(71)%
Net loss allocable to common shareholders	27,491	80,097	(52,606)	(66)%

Revenues

Revenues for the twelve months ended December 31, 2003 of approximately $50.6 million represented an increase of approximately $0.2 million as compared to revenues of approximately $50.4 million for the comparable period of 2002. Total revenues during the twelve months ended December 31, 2003 versus 2002 increased as a result of increased service revenues. Total service revenues for the twelve months ended December 31, 2003 were approximately $49.1 million, an increase of approximately $4.5 million, or 10%, from approximately $44.6 million during the comparable period in 2002. Revenues from our service businesses of paternity, forensics and public health testing for the twelve months ended December 31, 2003 (excluding the service revenues of the US Life Sciences Group) were approximately $49.1 million, as compared to approximately $42.9 million for the twelve months ended December 31, 2002, an increase of approximately $6.2 million, or 14%. The increase in revenues from our service businesses was primarily attributable to an increase in our UK based service business, which grew to approximately $19.0 million during the twelve months ended

December 31, 2003 as compared to approximately $12.1 million during the comparable period of the prior year. Our UK business performs paternity and forensics testing as well as public health testing services. These increases in our UK business were offset slightly by the loss of certain paternity and forensics contracts in the US.

As a result of the acquisition of Cellmark, in February 2001, the acquisition of Lifecodes in December 2001, and limited number of agreements with foreign companies, our business has become increasingly global, with international revenue representing 40% of total revenue in 2003. Fluctuations in foreign currency exchange rates during 2003 resulted in a favorable impact during the year on our consolidated revenues and profits. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

In August of 2001 we entered into a three-year agreement with the DEFRA of the UK to provide several million genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie. Under this agreement, we received income during 2003 that was approximately 13% of our total annual revenues. We anticipate the renewal of this agreement; however, if it is not renewed, it could have a material adverse effect on the financial condition of our business. We also signed an agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. It is by virtue of our relationship with FAL that we have been able to increase our revenues based on this forensic testing. The agreement with FAL represented approximately 18% of our gross revenues for the year ended December 31, 2003.

During the twelve months ended December 31, 2003, we did not recognize any product revenues, as a result of our decision to sell the Diagnostics business unit and the sale of our Life Sciences product related assets in 2002. We recognized approximately $1.5 million in other revenues, specifically license and grant revenues, during the twelve months ended December 31, 2003, compared to approximately $3.4 million during the comparable period of the prior year. This decline relates to various technology licensing arrangements entered into in 2002, which did not occur in 2003, therefore, we expect license and grant revenues to decline in future periods. As a result of the strategic refocusing of our business, we anticipate entering into fewer licensing arrangements than in prior years as we focus on our service businesses.

Cost of Product Revenues

Cost of product revenues consist primarily of salaries and related personnel costs, raw materials, and facility expenses. There were no cost of product revenues for the twelve months ended December 31, 2003, compared to approximately $1.7 million of cost of product revenues for the comparable period of the prior year. This elimination of cost of product revenues is directly related to our decision to sell our Diagnostics business unit and the sale of our Life Sciences product related assets in 2002.

Cost of Service Revenues

Cost of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, and facility expenses. Cost of service revenues was approximately $29.0 million, or 59% of services revenues, for the twelve months ended December 31, 2003 compared to approximately $26.0 million, or 58% of service revenues for the comparable period of the prior year. The increase in cost of service revenues primarily reflects growth in revenues from our businesses of forensics, paternity and public health testing services. In addition, resource investments were made in both our UK operations and our US based forensics operations in preparation for the addition of new contracts attained late in 2003. We expect that these investments made during the second half of 2003 will provide us with sufficient resources for these and other recently secured contracts and we expect a drop in costs of services as a percentage of service revenues once volume in these areas grows.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing, and enhancement of our products and services. Research and development expenses for the twelve months ended December 31, 2003 were approximately $3.2 million, a decrease of approximately $17.8 million, as compared to approximately $21.0 million for the comparable period of the prior year. The significant decrease in research and development expenses for the twelve months ended December 31, 2003 as compared to the comparable period of the previous year was primarily attributable to a reduction in the research and development efforts undertaken by our Life Sciences and GeneShield business units. During the twelve months ended December 31, 2003, our Life Sciences and GeneShield business units contributed approximately $1.8 million of research and development expenses as compared to approximately $19.1 million for the twelve months ended December 31, 2002. For the twelve months ended December 31, 2003, the research and development charges related primarily to our GeneShield business unit, which incurred these costs for only the first seven months of 2003. During 2004, we do expect to incur charges to support our entry into the meat traceability market, although this is not expected to be material, as we will largely rely on the technology already used in our existing businesses. We anticipate these charges will be offset by the decline in research and development expenses related to our Geneshield business unit and therefore we expect that research and development expense will decrease in future periods, although actual results may vary due to changes in the condition of our business.

Marketing and Sales Expenses

Marketing and sales expenses consist of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. These costs include travel, advertising, market research costs, and certain professional fees. Marketing and sales expenses for the twelve months ended December 31, 2003 were approximately $6.1 million as compared to approximately $8.7 million during the comparable period of the prior year. The decrease in these costs of approximately $2.6 million was substantially related to reduced marketing efforts while we completed the financing at the end of the first quarter of 2003, costs incurred in 2002 for marketing efforts as it related to the commercialization of diagnostic products and our other expenditures associated with our Life Sciences business unit which were not incurred in 2003. In addition, there was a significant reduction in expenditures for our Geneshield business unit as a result of our decision to realign this business unit, and our efforts to reduce discretionary spending as it related to marketing our services. We expect that marketing and sales expenses will decrease slightly in future periods, although actual results may vary due to changes in the condition of our business.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. General and administrative expenses for the twelve months ended December 31, 2003 were approximately $23.5 million, a decrease of approximately $9.5 million, as compared to approximately $33.0 million for the comparable period of the prior year. We attribute the decrease in overall general and administrative expenses to the restructuring efforts taken in 2003 and 2002. Personnel related costs and costs of consultants have decreased by approximately $4.8 million during the twelve months ended December 31, 2003 as compared with the comparable period of 2002. Facility costs, which mainly include rent, utilities and depreciation, have also decreased by approximately $3.7 million for the twelve months ended December 31, 2003 as compared with the comparable period of 2002. In addition, we paid approximately $1.0 million in 2003 related to facility costs, which were included in the restructuring charges recorded in 2002. We also incurred additional costs of approximately $3.0 million during the twelve months ended December 31, 2003, which consisted of approximately $1.5 million associated with third party bankers, approximately $0.5 million in legal costs and approximately $0.9 million in consulting costs. The bankers and related legal costs were incurred by us in our preparation to obtain the financing which was consummated in March 2003 as well as for assistance with certain strategic corporate activities as requested by our Board of Directors. We expect that general and administrative expense will decrease slightly in future periods, although actual results may vary due to changes in the condition of our business.

Impairment of Assets

During the twelve months ended December 31, 2003, we recorded approximately $0.8 million of impairment of assets, as compared to $20.8 million during the twelve months ended December 31, 2002. During the quarter ended June 30, 2003, we decided to strategically realign our GeneShield business unit and we are currently in the process of evaluating potential future market segments and commercialization strategies for this initiative. In connection with this decision, we terminated most of our GeneShield employees, most of whom were located in our Arlington, Virginia facility. As a result of this decision, we impaired some of the fixed assets, including office and computer equipment, furniture and fixtures and software related to the GeneShield business unit for approximately $0.8 million.

Restructuring

As of December 31, 2003 and December 31, 2002, we have $2.0 million and $4.3 million, respectively, in restructuring accruals outstanding of which approximately $0.8 million and approximately $1.9 million, respectively, are classified as long-term liabilities. A summary of the restructuring charges is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Initial reserve recorded in 2002	$3,389	$3,584	$6,973
Cash payments in 2002	(1,949)	(738)	(2,687)

Restructuring liability as of December 31, 2002	1,440	2,846	4,286
Additional reserve recorded in 2003	370	291	661
Cash payments in 2003	(912)	(1,329)	(2,241)
Non-cash reductions	(429)	(243)	(672)

Restructuring liability as of December 31, 2003	$469	$1,566	$2,034

During the twelve months ended December 31, 2003, we settled two restructuring obligations on favorable terms. The first favorable settlement related to our leasehold obligation for one of our Princeton based facilities. During the second quarter of 2003, we recorded a benefit to the restructuring expense of approximately $0.3 million due to the settling of this matter for an amount less than our original estimate, which was recorded in 2002. During the third quarter of 2003, we reflected another benefit to the restructuring expense of approximately $0.4 million related to a favorable settlement of an obligation to our former chief executive officer. In connection with this settlement, we issued 106,570 shares of common stock and approximately $0.2 million in cash payments.

During the twelve months ended December 31, 2003, we recognized an additional restructuring expense of approximately $0.7 million, which offsets the benefits mentioned above. As a result of the realignment of our GeneShield business unit we recorded approximately $0.4 million of severance, legal and facility related charges in the restructuring. We also recognized approximately $0.1 million as a restructuring expense associated with a former chief financial officer, a portion of which is related to the modification of the terms of previously issued options to purchase common stock. During 2003, we also shut down a customer service facility located in California and recorded approximately $0.2 million of severance and facility related costs.

During the twelve months ended December 31, 2002, we formalized and announced plans to restructure certain operations in order to reduce costs. As a result, over 135 positions related to certain areas of our operations were eliminated. Most of these terminations were from our Princeton, New Jersey facility. During the twelve months ended December 31, 2002, we recorded a restructuring charge of approximately $6.9 million which consisted of employee related charges such as severance, benefits and outplacement services of approximately $3.4 million and approximately $3.5 million of facility charges related to lease exit costs. The restructuring charge related to facilities was based upon management’s estimate of when these facilities are expected to be subleased and an estimate of the expected discount to the existing lease rates from the anticipated subleasing arrangements. We are attempting to sublease all of our Princeton based laboratory facilities, which are currently not in use.

Amortization of Intangible Assets

During the twelve months ended December 31, 2003, we recorded approximately $1.8 million of amortization of intangible assets as compared to approximately $3.0 million during 2002. During the twelve months ended December 31, 2003, we had a lower amount of amortization primarily due to the impairment charge related to intangible assets of our Life Sciences business unit, which we recorded in the fourth quarter of 2002.

Interest Income

Interest income for the twelve months ended December 31, 2003 was less than $0.1 million, compared to approximately $0.5 million during the same period of the prior year. This decrease was primarily due to interest received on less cash, cash equivalent, and short-term investment balances than we had held during the twelve months of 2002.

Interest Expense

Interest expense for the twelve months ended December 31, 2003 was approximately $0.5 million compared to approximately $0.6 million during the comparable period of the prior year. Interest expense during the twelve months ended December 31, 2003 has decreased as a result of reduced levels of long term debt.

Other Income

On July 16, 2003, we amended our agreement with Affymetrix related to our 2001 acquisition of US Patent No. 5,856,092 and its foreign counterparts. Pursuant to the amended agreement, we are obligated to pay approximately $0.4 million at the signing of the agreement and $0.6 million over the next four years in ratable installments of $0.15 million per year to the original patent holders. Prior to the execution of the amended agreement, we reflected an obligation pursuant to the original agreement in an amount of $2.4 million, net of the amount related to interest. Based on the amended agreement, we recorded a benefit to other income of $1.4 million to our statement of operations during the twelve months ended December 31, 2003.

Income Tax (Expense)/Benefit

During the twelve months ended December 31, 2003, we recorded net income tax expense of approximately $2.0 million related to our UK business which is generating taxable income, which was slightly offset by an approximately $0.4 million tax benefit associated with the sale of some of our state net operating loss carryforwards to another company which was authorized by the New Jersey Economic Development Authority.

Discontinued Operations

During 2002 and 2003, we considered our Diagnostic business unit to be a non-core asset and therefore it has been reflected as a discontinued operation. The results of operations for this business unit have been reflected in discontinued operations for all periods presented. The assets and liabilities of the Diagnostics business unit have been reflected as such in the consolidated balance sheets as of December 31, 2003 and 2002. As we completed the sale of this business in January 2004, all of the assets and liabilities as of December 31, 2003 have been reflected as current. The results of operations for this business unit have been reflected in discontinued operations. We recorded approximately $9.2 million and approximately $9.0 million of loss from the discontinuance of the Diagnostic business unit during the twelve months ended December 31, 2003 and 2002, respectively. During the twelve months ended December 31, 2003, we obtained additional information with respect to the value of our Diagnostic business unit. Based on this additional information, we determined that an evaluation of the long-lived assets of the discontinued business was required. Based on this evaluation, we recorded an impairment charge of approximately $8.3 million related to predominantly intangible assets of that business unit, which has been reflected as part of the operations of the discontinued business.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, which includes restructuring charges and impairment of asset charges, during the twelve months ended December 31, 2003, we reported a net loss of approximately $23.6 million compared to a net loss of approximately $80.1 million for the comparable period of the prior year. We also recorded a beneficial conversion feature, dividends and accretion of approximately $3.9 million, which was included in our net loss allocable to common stockholders of approximately $27.5 million. The beneficial conversion feature of $0.7 million related to our March 2003 financing was calculated as the difference between the per share value as of the commitment date and the per share value of the transaction after giving effect to the value associated with the warrants to purchase common stock issued in the financing. The approximately $0.5 million in dividends relate to the 6% dividend payable to the holders of our Series A redeemable convertible preferred stock. In addition, we accreted approximately $2.6 million for the conversion of shares of our Series A redeemable convertible preferred stock into shares of our common stock during the twelve months ended December 31, 2003. (See “Liquidity and Capital Resources” below for a further discussion of the financing).

Years ended December 31, 2002 and 2001

We considered the Diagnostic business unit to be a non-core asset, in 2002, which we had committed to sell and, therefore, reflected it as a discontinued operation. Accordingly, we have not included the results of operations of the Diagnostics business unit in the results of continuing operations in any period presented. We completed the sale of this business unit in January of 2004.

The following table sets forth a year-over-year comparison of the components of our Net Loss for the years ended December 31, 2002 and 2001:

	(In thousands)		$ Change	% Change
	2002	2001
Total revenue	$50,425	30,648	19,777	65%
Costs of revenue	27,647	18,321	9,326	51%
Research and development expenses	21,006	33,984	(12,978)	(38)%
Marketing and sales	8,701	6,313	2,388	40%
General and administrative expenses	32,967	23,936	9,031	38%
Impairment of assets	20,771	30,652	(9,881)	(32)%
Restructuring and related charges	6,880	388	6,492	>100%
Amortization of intangible assets	3,039	3,778	(739)	(20)%
Interest income	536	2,898	(2,362)	(82)%
Interest expense	583	847	(264)	(31)%
Other income/(expense)	(1,038)	60	(1,098)	>100%
Income tax (expense)/benefit	577	0	577	100%
Loss from operations of a business held for sale	9,003	(65)	9,068	>100%
Net loss	80,097	84,678	(4,581)	(5)%
Net loss allocable to common shareholders	80,097	84,678	(4,581)	(5)%

Revenues

Revenues for the year ended December 31, 2002 of approximately $50.4 million represents an increase of approximately $19.8 million as compared to revenues of approximately $30.6 million for 2001. This increase is primarily attributable to an increase of approximately $23.7 million in service revenues, which primarily relates to an increase in service revenues from our acquisition of Lifecodes, which we acquired in December 2001. Lifecodes had service revenues during the year ended December 31, 2002 of approximately $20.2 million as compared to service revenues of $1.3 million in 2001. Our business based in the UK experienced an increase in service revenues in 2002 as well. Our UK business, which performs paternity and forensics testing as well as public health testing services, had service revenues of approximately $12.1 million during the year ended December 31, 2002 as compared to approximately $6.1 million during the year ended December 31, 2001. The decline in product revenues and access fees of approximately $2.5 million from approximately $5.0 million during the year ended December 31, 2001 to approximately $2.5 million during the year ended December 31, 2002 relates primarily to SNP instrumentation and consumables. The decrease in revenues on a year over year basis relates to a disappointing launch of a diagnostic product line, which was ultimately sold during the fourth quarter of 2002. We also recognized approximately $3.4 million in license, grant and other revenues during the year ended December 31, 2002, compared to $4.7 million during the year ended December 31, 2001. This decline relates to various technology licensing arrangements entered into in 2001, which did not occur in 2002.

Cost of Product Revenues and Access Fees

Cost of product revenues and access fees consist primarily of salaries and related personnel costs, raw materials, and facility expenses. Cost of product revenues and access fees for the year ended December 31, 2002 were approximately $1.7 million, or 68% of product revenues and access fees, compared to approximately $3.8 million, or 76% of product revenues and access fees, for 2001. During 2002, the cost of product revenues and access fees includes an inventory charge of approximately $0.8 million, which relates to the costs of discontinued inventory. The change in 2002 is attributable to an increase in the proportion of product with higher gross margin than lower gross margin products for the year ended December 31, 2002.

Cost of Service Revenues

Cost of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, and facility expenses. Cost of service revenues were approximately $26.0 million, or 58% of service revenues, for the year ended December 31, 2002 compared to approximately $14.5 million, or 69% of service revenues, in 2001. The increase in cost of service revenues was primarily attributable to increased costs of approximately $11.3 million associated with a full year of cost related to Lifecodes. The decrease in cost of service revenues as a percent of service revenues is attributed to the inclusion of Lifecodes in the results of operations for a full twelve-month period, which generated a higher gross margin on service revenues than our previous service testing business. In addition, our UK based business experienced significant growth in higher margin service testing that also contributed to the improved cost of service testing on a percentage basis.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing, and enhancement of our products. Research and development expenses for the year ended December 31, 2002 were approximately $21.0 million, a decrease of approximately $13.0 million, as compared to approximately $34.0 million for 2001. During the year ended December 31, 2002, we incurred approximately $1.4 million of software development costs associated with our GeneShield business unit and $2.6 million of research and development costs associated with an internal decision to utilize inventory previously held for sale in the research and development of our ultra-high throughput genotyping product for use in our business units other than Orchid Life Sciences. Without giving effect to these research and development charges, the decrease in research and development expenses would have been approximately $17.0 million. The decrease in research and development expenses for the year ended December 31, 2002 as compared to the comparable previous year was primarily attributable to a decrease in purchases of laboratory supplies of approximately $7.7 million. There was also a reduction in research and development personnel, primarily related to our Life Sciences business unit, and facility costs, which contributed to the overall decrease during the year ended December 31, 2002 as compared to the prior year. During the year ended December 31, 2001, we had a significant amount of research and development costs in connection with the expansion of our internal and collaborative efforts, which was not incurred during the year ended December 31, 2002, except for an insignificant amount during early 2002. During 2002, we also had a reduction in salary expense from the restructuring efforts taken during the year ended December 31, 2002.

Marketing and Sales Expenses

Marketing and sales expenses consist of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. These costs include travel, advertising, market research costs, and certain professional fees. Marketing and sales expenses for the year ended December 31, 2002 were approximately $8.7 million as compared to approximately $6.3 million during the comparable year of 2001. The increase in these costs of approximately $2.4 million was substantially related to costs associated with Lifecodes of $2.6 million during 2002, which were not included in the previous year’s results of operations.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. General and administrative expenses for the year ended December 31, 2002 were approximately $33.0 million, an increase of approximately $9.1 million, as compared to approximately $23.9 million for 2001. The increase in overall general and administrative expenses was primarily attributable to Lifecodes, which accounted for approximately $4.2 million in general and administrative expenses in 2002, which were not included in the previous year’s results of operations. In addition, our UK business had general and administrative expenses of approximately $4.1 million during the year ended December 31, 2002, as compared to approximately $2.8 million during 2001, which was caused by the growth of that business and the inclusion of its results of operations for a full twelve month period.

Impairment of Assets

We recorded approximately $20.8 million in impairment of asset charges during the year ended December 31, 2002 as compared to approximately $30.7 million during 2001. As a result of continuing losses incurred by our Life Sciences business unit, we prepared an internal evaluation of this unit’s long-lived assets. Based on this internal evaluation, approximately $5.4 million of laboratory equipment was determined to be idle and not able to be utilized in our other facilities and, therefore, determined to be permanently impaired. In addition, we estimated an impairment loss of approximately $3.5 million as it relates to leasehold improvements related to a facility utilized by the Life Sciences business unit. Certain intangibles, which underlie older technology were considered permanently impaired and were written down by approximately $10.1 million during the year ended December 31, 2002. These intangible assets supported our Life Sciences business unit. Upon completion of a strategic review, a change in senior management and the sale of the Life Sciences product related assets in 2002; we determined that these assets were no longer needed for our current operations. In addition, certain investments were impaired by approximately $1.7 million. The impairment of assets of approximately $30.7 million recorded during the year ended December 31, 2001 relate to approximately $27.3 million of goodwill recorded in connection with our acquisition of GeneScreen in December of 1999 as well as an impairment of lab equipment of approximately $3.4 million which represented the amount by which the carrying value of the equipment exceeds the related fair value of the SNP instrumentation which was considered impaired with the anticipated introduction of the UHT genotyping platform.

Restructuring

During the year ended December 31, 2002, we formalized and announced plans to restructure certain operations in order to reduce costs. As a result, over 135 positions, which cover certain areas of our operations were eliminated. Most of these terminations were from our Princeton, New Jersey facilities. During the year ended December 31, 2002, we recorded a restructuring charge of approximately $6.9 million which consisted of employee related charges such as severance, benefits and outplacement services of approximately $3.4 million and approximately $3.5 million of facility charges related to lease exit costs. During the year ended December 31, 2001, we recorded approximately $0.4 million as a restructuring charge related to severance benefits and the closure costs for a facility.

Amortization of Intangible Assets

During the year ended December 31, 2002, we recorded approximately $3.0 million of amortization of intangible assets as compared to approximately $3.8 million during 2001. During the prior year, a significant portion of the amortization of intangible assets related to goodwill recorded on previously acquired businesses, which, effective January 1, 2002 are no longer amortized. Also, during the year ended December 31, 2002, we have recorded amortization expense associated with intangible assets acquired pursuant to our acquisitions of Lifecodes in December of 2001 and Cellmark in February of 2001, which were not amortized for the full year in 2001.

Interest Income

Interest income for the year ended December 31, 2002 was approximately $0.5 million, compared to approximately $2.9 million for 2001. This decrease was primarily due to interest received on larger cash, cash equivalent, and short-term investment balances which we held during 2001. This decrease is also attributable to lower interest rates during 2002 as compared to 2001.

Interest Expense

Interest expense for the year ended December 31, 2002 was approximately $0.6 million compared to approximately $0.8 million in 2001. Interest expense during these years was comparable because of the comparable level of long-term debt.

Loss on sale of assets

On December 19, 2002, we sold our Life Sciences product-related assets to Beckman Coulter (BCI) for cash of approximately $1.1 million and the assumption of certain debt and liabilities. Our decision to sell this product line was the culmination of a strategic review untaken by management. We sold inventory, which consisted of our UHT platform, and certain equipment that was needed to operate and maintain our existing customer base. We also entered into a supply agreement with BCI for the supply of components necessary for its paternity testing business, which agreement was amended in December 2003. Under the amended terms we are now committed to purchase from BCI a minimum amount of materials and supplies in the amount of $0.6 million during 2003, $0.7 million during 2004, and $1.3 million in 2005. We recorded a loss on the sale of these assets of approximately $0.9 million during the year ended December 31, 2002.

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

Discontinued Operations

The Diagnostic business unit was considered to be a non-core asset, which we sold in January of 2004 and, therefore, has been reflected as a discontinued operation since 2001. The results of operations for this business unit have been reflected in discontinued operations. We recognized approximately $9.0 and $0.1 million in losses from the discontinuance of the Diagnostic business during the years ended December 31, 2002 and 2001, respectively. The loss for the year ended December 31, 2002 is mainly a result of an approximate $5.9 million impairment of long-lived assets of the Diagnostic business unit based on its estimated sale price, as well as approximately $2.4 million in bad debt expense associated with a certain Diagnostic customer for which we had historically performed a significant amount of service work. Revenues associated with this customer were reduced dramatically due to current litigation with this customer.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, for the year ended December 31, 2002, we reported a net loss and a net loss allocable to common stockholders of approximately $80.1 million as compared to approximately $84.7 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had approximately $9.9 million in cash and cash equivalents as compared to approximately $10.0 million as of December 31, 2002. Working capital decreased to approximately $7.6 million at December 31, 2003 from approximately $9.5 million at December 31, 2002. This decrease in working capital is due to cashflows used in operating the business and impairment charges associated with our Diagnostics business unit which was held for sale and classified as a current asset and liability, which offset the increase in working capital associated with the $16 million in financing that was completed on March 31, 2003.

Sources of Liquidity

Our primary sources of liquidity have been capital raising activities, including issuances of our securities and borrowings under our credit facility. The line of credit facility we had obtained from a commercial bank in December 2002 was terminated in December 2003. We are in the process of renegotiating a new line of credit arrangement with this same commercial bank which we expect to include more favorable terms and conditions. It is possible that we may consummate this new arrangement in the second quarter of 2004, although we have not made any commitment to do so.

We expect that revenues will increase in 2004 by approximately 20% compared to 2003, we will attain breakeven cash flow from operations by the end of the first half of 2004, and we will report positive operating income for the full year 2004. We expect this improvement in cash flow and profitability will result from the improved sales volume projected for 2004, as well as from the full year effect of restructuring and cost reduction activities initiated during 2003 and 2002.

The following table sets forth a year-over-year comparison of the components of our liquidity and capital resources for the years ended December 31, 2003 and 2002:

	(In thousands)		$ Change	% Change
	2003	2002
Cash and cash equivalents	$9,938	$9,985	$(47)	(<1)%

Cash (used in) provided by:
Operating activities	(6,943)	(34,957)	28,014	80%
Investing activities	(1,166)	11,813	(12,979)	>100%
Financing activities	7,553	22,164	(14,611)	(66)%

Net cash used in operations for the twelve months ended December 31, 2003 was approximately $7.0 million compared with net cash used in operations of approximately $35.0 million for the prior year. This significant decline in net cash used in operations demonstrates the magnitude of cost savings we have achieved over the past year resulting from our divestitures and cost cutting efforts. Investing activities during the twelve months ended December 31, 2003 included capital expenditures of approximately $2.5 million that primarily related to our growing UK businesses. These capital additions in the UK are largely related to the construction of a new forensics laboratory to service our new contract with the London Metropolitan Police Service. Also included in investing activities for the twelve months ended December 31, 2003 was the reclassification of $1.3 million of restricted cash to unrestricted cash, which was due to the reduction in borrowings under our equipment financing loans, as noted below. Financing activities during the twelve months ended December 31, 2003 primarily consisted of approximately $16.0 million of net proceeds from our offering of Series A redeemable convertible preferred stock in March 2003 and repayment of debt of approximately $8.5 million, which included $5.2 million that was repaid on our $10 million credit facility.

We expect our restructuring efforts taken in 2002 and 2003 will continue to reduce future cash expenditures. We believe that the result of these efforts coupled with the divestitures of certain non-core assets, expected increases in both revenues and gross margins in our remaining business units and our financings in 2003 and early 2004 will enable us to operate our ongoing business activities until we reach operating profitability and attain positive cash-flows.

February 2004 Private Placement

On February 26, 2004, we entered into definitive agreements with accredited new and existing institutional investors to raise approximately $30.3 million in gross proceeds in a common stock private equity financing. Pursuant to the agreements, we sold approximately 15.8 million shares of common stock at $1.92 per share and granted the investors four-year warrants to purchase approximately an additional 3.2 million shares of the our common stock at an exercise price of $2.64. The transaction closed on February 27, 2004. The securities issued in this transaction have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the US absent registration or an applicable exemption from the registration requirements. We intend to file a registration statement covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants, by March 26, 2004.

Shelf Registration Statement

Separate from and prior to the common stock private equity financing of February 27, 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on January 13, 2004. This shelf registration statement will permit us, from time to time, to offer and sell up to $30 million of our common stock. This registration statement has not yet been declared effective.

March 2003 Private Placement

On March 31, 2003, we completed a private placement of 1,600 Units each, consisting of one share of Series A redeemable convertible preferred stock and a warrant to purchase shares of our common stock, which resulted in net proceeds to us of $16.0 million. We registered the shares underlying the Series A redeemable convertible preferred stock and the warrants on a registration statement on Form S-3 filed with the Securities and Exchange Commission on May 30, 2003. As of February 6, 2004, all shares of Series A redeemable convertible preferred stock were converted into common stock and no shares of Series A convertible preferred stock remain issued or outstanding.

Line of Credit Facility

On December 23, 2002, we entered into a line of credit agreement with a commercial bank for a maximum of $10.0 million. Any amounts outstanding pursuant to this line of credit were secured by substantially all of our assets. The borrowing base was based on 80% of eligible accounts receivable (as defined in the agreement). Borrowings pursuant to the line of credit bore interest at a range of prime plus 0.5% to 2.5% based on our liquidity ratio (as defined in the agreement). The line of credit agreement contained certain financial and non-financial covenants. The agreement also contained a material adverse changes clause, which, if triggered, would have constituted an event of default. During the third and fourth quarters of 2003, we were not in compliance with certain financial covenants. However, subsequent to September 30, 2003 we received waivers through September 30, 2003 from our commercial bank related to our non-compliance with such covenants. On December 5, 2003, we entered into an agreement to terminate this line of credit. There have been no adverse financial ramifications from our failure to comply with the covenants because we had no amounts outstanding pursuant to this line of credit during 2003. During 2002 and pursuant to the terms of the line of credit, we also issued 215,000 warrants to purchase our common stock at an exercise price of $0.64 per share. The warrants were immediately exercisable and had a five-year term. We calculated the fair value of the warrants using the Black Scholes option-pricing model. This value was recorded as debt issuance costs were amortized over the term of the debt. These warrants were exercised in January of 2004. We are in the process of renegotiating a new line of credit arrangement with this same commercial bank which we expect will include terms and conditions more favorable to us. It is possible that we may consummate this new arrangement in the second quarter 2004, although we have not made any commitment to do so.

Equipment Financing

At December 31, 2003, we had borrowings of approximately $2.3 million outstanding related to a loan which was entered into primarily for equipment financing. If we do not maintain minimum unrestricted cash, as defined in the loan agreement, equal to the greater of $35.0 million or twelve months’ cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), we are required to provide a cash security deposit or letter of credit equal to an amount defined in the loan agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. As of December 31, 2001, and just prior to our March 2002 equity offering we did not maintain the minimum unrestricted cash defined in the loan agreement. We received a waiver from our lender regarding our noncompliance with this covenant for this period. Subsequent to March 31, 2002, we did not maintain the minimum cash defined in the loan agreement. We also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter or credit under this loan agreement for the period of noncompliance through June 19, 2002. On June 19, 2002, we obtained a letter of credit in the amount of approximately $2.7 million as required by the loan agreement, which was supported by a cash restriction on certain securities held by us. During 2003, our required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because we continued to pay down our monthly obligation in accordance with the original terms of the loan line. The restricted cash amount has been reduced as of December 31, 2003 to approximately $1.2 million. This cash restriction, in addition to the cash restricted under two of our operating leases, is reflected as restricted cash in the consolidated balance sheet as of December 31, 2003 of $2.1 million, of which approximately $1.1 million is classified as a long term asset.

Uses of Liquidity in 2004

Throughout 2004, we plan to continue making substantial investments in our business. In that regard, we expect the following to be significant uses of liquidity: cost of service revenues including personnel costs; salaries and related personnel costs, laboratory supplies; fees paid for the collection of samples, and facility expenses as well as general and administrative costs which consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. We do not anticipate that we will incur significant capital expenditures in 2004, although these expenditures may increase in 2003 or prior years if opportunities arise to grow our business more aggressively. In addition, we may make investments in future acquisitions of complementary businesses or technologies.

The amounts and timing of our actual expenditures will depend upon numerous factors, including our development activities, our investments in technology, the amount of cash generated by our operations and the amount and extent of our acquisitions, if any. Actual expenditures may vary substantially from our estimates.

We maintain multiple contractual commitments as of December 31, 2003, which will support our future business operations. Such commitments relate to noncancelable operating lease arrangements, long-term debt, minimum supply purchases, and future patent and minimum royalty obligations. We have identified and quantified the most significant of these commitments in the following table.

Payments due by period

(In thousands)

	Year ending December 31
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual obligations:
Noncancelable operating lease arrangements (1)	$2,985	2,748	1,986	1,610	1,256	5,280	15,865
Long-term debt (2)	1,889	415		—	—	—	2,304
Future patent obligations (3)	694	150	150	150	—	—	1,144
Minimum purchase commitments (4)	700	1,300	—	—	—	—	2,000
Unconditional lease guarantee (5)	—	1,600	—	—	—	—	1,600
Total contractual obligations	$6,468	6,213	2,136	1,760	1,256	6,880	22,813

(1)	Such amounts represent future minimum rental commitments for office space leased under noncancelable operating lease arrangements. We lease approximately 150,000 square feet for operations in the US and approximately 35,000 square feet in Abingdon, UK to support foreign operations.
(2)	Such amounts primarily consist of amounts payable pursuant to our equipment loan line. Also included in such amounts are capital lease obligations for certain machinery and equipment (including interest).
(3)	Such amounts represent obligations to pay future amounts over the next three years in conjunction with our acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix in July 2001 as well as our obligation to pay St. Louis University in connection with our patent acquisition.
(4)	Such amounts represent minimum purchase commitments of materials and supplies from Beckman Coulter Inc. as a result of the OEM Supply Agreement dated December 19, 2002
(5)	Such amounts represent an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned in connection with the sale of the Diagnostics business unit to Tepnel. We were required to sign this guarantee as a condition of the sale. We reflected the fair value of the guarantee of approximately $1.6 million as a reduction to the net realizable value of these assets and liabilities. We valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to subleasing the space, and discounted the expected rents for a potential sublease of the space. The lease terminates in April of 2010. Minimum rents under the assigned lease total approximately $4.2 million.

We believe that our existing cash on hand and the additional funds raised through the common stock private equity offering in February 2004 will be sufficient to fund our operations at least through the next twelve months. We expect to reach operating cash flow self-sufficiency by the end of the first half of 2004. We do not anticipate the need to raise additional capital in 2004. However, we may need to access the capital markets for additional financing to fund future growth opportunities or to operate our ongoing business activities after a period of time if our future results of operations fall below our expectations. If so, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

•	our ability to enter into strategic alliances or make acquisitions;

•	regulatory changes and competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the application of our SNP technologies to our businesses in paternity, forensics and public health testing;

•	the success rate of establishing new contracts, and renewal rate of existing contracts, for identity genomics services in the areas of paternity, forensics, and public health DNA testing; and

•	the availability of additional funding at favorable terms, if necessary.

As of December 31, 2003, our net operating loss carry forwards were approximately $213.0 million and approximately $186.0 million for Federal and state income tax purposes, respectively. If not utilized, our Federal and state tax loss carry forwards will begin to expire in 2005. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations were triggered as a result of past financings or may be triggered as a result of future financings. This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.

Compensation Charges

In prior years, we recorded deferred compensation resulting from the granting of stock options to employees, directors, or consultants with exercise prices below the fair market value of the underlying common stock at the date of their grant. During 2001, 2002 and 2003, all stock options were granted with grant prices equal to the fair value of our common stock at the grant date. The portion of these deferred compensation amounts which resulted from grants to consultants is subject to remeasurement at the end of each reporting period based upon the changes in the fair value of our common stock until the consultant completes performance under his or her respective option agreement.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition

•	valuation of long-lived and intangible assets and goodwill

•	income taxes

•	stock based compensation

Revenue Recognition

We are engaged in the development and delivery of genetic testing, or genotyping, services that generate information related to genetic susceptibility, uniqueness, or the genetic variability that distinguishes one organism from another. We recognize DNA laboratory services revenues at the time test results are completed and reported. Deferred revenues represent the unearned portion of payments received in advance of tests being completed and reported. Unbilled receivables represent revenue, which has been earned on completed and reported tests, but has not been billed to the customer. Revenues from license arrangements, including license fees creditable against future royalty obligations of the licensee, are recognized when an arrangement is entered into if we have no significant continuing involvement under the terms of the arrangement. If we have significant continuing involvement under such an arrangement, license fees were deferred and recognized over the estimated performance period. Management has made estimates and assumptions relating to the performance period, which are subject to change. Changes in these estimates and assumptions could affect the amount of revenues from licenses reported in any given period.

Prior to 2003, we had several sources of revenues, including research and development collaborations, SNP scoring services, SNP stream system hardware sales, consumable sales, and license arrangements. As described above, we have discontinued operations related to these revenues.

Prior to our acquisitions of GeneScreen, Cellmark, and Lifecodes, we derived substantially all of our revenues from research and development collaborations, technology grants and awards from several governmental agencies. In 1999, we derived our first revenues from the placement of our first commercial hardware system, and through 2002, we derived revenues from the sale of consumables used by the hardware system. As a result of the sale of certain assets to Beckman Coulter in December of 2002, we no longer have revenues from placements of these products and consumables. We also derived license revenues beginning in 2000. In 2000, we derived our first revenues from the performance of laboratory testing services by GeneScreen, our wholly owned subsidiary, in the US. In 2001, we derived our first revenues from the sale of testing kits and laboratory testing services from our Cellmark division in the UK.

In connection with the research and development collaborations that provided the majority of our revenues in the early years of our corporate history, we recognized revenues when related research expenses are incurred and when we satisfied specific performance obligations under the terms of the respective research contracts. We deferred up-front licensing fees obtained in connection with such agreements and amortized them over the estimated performance period of the respective research contract. We recognized milestone payments as revenues when the milestone event or requirement was completed, if it represented the achievement of a significant step in research and development or performance process.

We offered our some of our hardware products in two basic types of transactions, either a purchase and sale transaction or an arrangement in which the customer takes possession of the product and pays an access fee for its use. We recorded revenues on the sale of the hardware upon transfer of title and after we had met all of our significant performance obligations. We deferred access fee payments that we received when a system was initially placed with a customer and recognized revenues on a straight-line basis over the term of the agreement.

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

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets, excluding goodwill, amounted to $ 26.0 million as of December 31, 2003. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.

Accounting for Income Taxes.

We have generated net operating losses for tax purposes since inception. As of December 31, 2003, these losses generated net operating loss carryforwards of approximately $213.0 million and $186.0 million for Federal and state income tax purposes, respectively. In addition, due to our restructuring efforts certain charges written off in the current and prior years were not deductible for income tax purposes. These differences result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities will be recovered from future taxable income and to the extent we believe the recovery is not likely, we have established a valuation allowance.

Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of approximately $107.0 million as of December 31, 2003, due to uncertainties related to our ability to utilize some of our net deferred tax assets, primarily consisting of certain net operating loss carryforwards before they expire. The valuation allowance is based on our estimates of taxable income and the period over which the net deferred tax assets will be recoverable.

Conversely, if we are profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net deferred tax assets, for which a valuation has been recorded, we would record the estimated net realizable value of the net deferred tax asset at that time and would then pay income taxes at a rate equal to our combined federal and state effective rate of approximately 40%.

Stock Option Compensation

We account for options granted to employees and directors in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair-value basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. As required, we also provide pro forma net loss attributable to common stockholders and pro forma net loss attributable to common stockholders per common share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see Note 1 to our consolidated financial statements).

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within SFAS 150’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for us at a later date if we were to enter into certain manditorily redeemable financial instruments. The adoption of SFAS 150 did not have a material effect on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. The adoption of FIN 46 will not have an impact on our financial position or results of operations.

RISK FACTORS

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our belief that our expertise in deploying SNP technology will provide ongoing opportunities for improvement in operations and financial performance;

•	our belief that as genomic information and genetic variability is better understood there will be an increasing demand for the services;

•	our belief that our experience as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts;

•	our intention to develop and evaluate new technologies to enhance our laboratory processes, including instrumentation, automation and new testing methodologies and to expand our business case work through existing and additional contracts and to offer our products and services in new areas and markets;

•	our expectation that our instrumentation, automation and new testing methodologies will provide us with a competitively low cost of operation;

•	our anticipation that forensic DNA testing will grow based on legislation in the US and the UK, increased Federal funding in the US and the UK and improved utility of the growing CODIS database;

•	our expectation that the US government’s intent to use DNA and to allocate $900 million over fiscal years 2005 to 2009 will come through;

•	our plan not to pay cash dividends in the foreseeable future based on our intention to retain earnings and to finance our growth;

•	our intention to focus our operations on providing services related to genetic uniqueness;

•	our belief that our continued ability to add to our customer base and retain our existing customers strengthens our top line and our ability to meet our financial objectives for 2004 and beyond;

•	our expectation that our contract with DEFRA will be renewed in 2004;

•	our expectation that the full year effect of our restructuring plans will allow us achieve additional improvements in operating results during 2004;

•	our expectation of future levels of revenues, expenses and cash expenditures;

•	our expectation that we will produce positive income from operations during 2004 and achieve operating cash flow self-sufficiency by the end of the first half of 2004;

•	our expectation to have adequate capital to fund operations in the future based on the proceeds raised in our private equity offering, the conversion to common stock by all the redeemable convertible preferred stockholders and our stated expectation of attaining operating income for the full year;

•	our belief that we do not need to raise additional capital in 2004;

•	our expectation that our resource investments in both our UK operations and our US based forensics operations in preparation for the addition of new contracts attained in 2003 will provide us with sufficient resources for these and other recently secured contracts;

•	our belief that will be able to operate our ongoing business activities until we reach operating profitability and attain positive cash-flows;

•	our belief that we may make investments in future acquisitions of complementary businesses or technologies; and

•	our belief that our existing cash on hand and the additional funds raised through the common stock private equity offering will be sufficient to fund our operations.

For further information, refer to the more specific factors and uncertainties discussed throughout this Annual Report on Form 10-K and in the “Risk Factors” section hereof. Except as required by law, we undertake no obligation to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

If any of the matters included in the following risks were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the value of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

If we fail to maintain the service contracts we have with various state and governmental agencies or fail to enter into additional contracts, we would lose a significant source of revenues.

We currently derive approximately 97% of our revenues from the identity genomics services we currently provide in the paternity, forensic and public health fields. These services are heavily dependent upon contracts we have with various governmental agencies, which are typically open to bid and usually have a term from one to three years. The process and criteria for these awards are typically complex and highly competitive, particularly with respect to price of services offered. We may not be able to maintain any of our existing governmental contracts or be the successful bidder on any additional governmental contracts, which may become available in the future, or negotiate terms acceptable to us in connection with any governmental contract awarded to us, which could adversely affect our results of operations and financial condition.

We currently receive more than 10% of our annual gross revenue through relationships with two customers.

In August of 2001 we entered into a three-year agreement with the Department of Environment, Food and Rural Affairs of the UK to provide several million genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie. These services were provided under an initiative called the National Scrapie Plan to provide genotyping services in the hopes of aiding British farmers to breed sheep with reduced susceptibility to scrapie. Under this agreement, we received income during 2003 that was approximately 13% of our total annual revenues. We anticipate the renewal of this agreement; however, if it is not renewed, it could have a material adverse effect on our financial condition. We also signed an agreement in July of 2002 with Forensic Alliance Ltd., an agency through which we perform forensic testing services for multiple police forces throughout the UK. It is by virtue of our relationship with FAL that we have been able to increase our revenues based on forensic testing such that the income we received was approximately 18% of our gross revenues for the fiscal year ended December 31, 2003. This agreement is renewable by the FAL each July, but also may be terminated by the FAL upon 12 months’ notice. We have no reason to believe that the agreement will not be renewed in 2004; however, if it is not renewed, it could have a material impact on the financial condition of our business. Together, these two agreements constituted 78% of international revenues for the fiscal year ended December 31, 2003.

We cannot guarantee the receipt of revenue based on government contracts.

We regularly compete in an open bid forum in order to secure or renew contracts with various governmental agencies for the provision of DNA-based testing services. While most of the time, a contract award may have limits that may be paid to the contract (as allowed by state or other approved funding), we are not always able to rely on a fixed amount of revenue based on services provided under the contract. For example, there may be a regulatory or other administrative basis beyond our control for which we do not receive the anticipated number of samples under a contract, which may have an adverse outcome on services billed or revenue received during a given fiscal period. Also, many contracts with governmental agencies allow for the agency to terminate a contract at any time if funding is not available to pay for our services.

The international sale of our products and services are subject to increased costs and other risks, which could affect our revenues.

Some of our laboratories rely upon international sales which are subject to certain inherent risks, including difficulties in collecting accounts receivable, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, currency fluctuations, changes in regulatory requirements, and difficulties in enforcement of contractual obligations and intellectual property rights. During 2003, we derived 40% of our revenues from international sales.

In December of 2002, we instituted a lawsuit against a customer of our then Diagnostic business unit, DKMS which operates out of Dresden, Germany. DKMS had accumulated a significant past due receivable account for diagnostic services that we provided. We have fully reserved an amount equal to this past due receivable account, however the outcome of thus dispute is still pending. Other than the foregoing, none of these difficulties have adversely affected our business.

Our failure to comply with applicable government and industry regulations may affect our ability to develop, produce, or market our potential products and services and may adversely affect our results of operations.

Our development, manufacturing and service activities involve the controlled use of hazardous materials and chemicals and patient samples. We are subject to Federal, state, local, UK and European laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products, as well as the conveyance, processing, and storage of data on patient samples. Further, we are subject to CLIA as a result of our acquisition of GeneScreen, Cellmark, and Lifecodes. CLIA imposes certain certification requirements on all clinical laboratories performing tests on human specimens for the purpose of providing information for the diagnosis, prevention or testing of any diseases. Although we believe we comply in all material respects with the standards prescribed by Federal, state, local, UK and European laws and regulations, if we fail to comply with applicable laws or regulations, including CLIA, or if an accident occurs, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources.

All four of our clinical quality genotyping laboratories must comply with various industry regulations and accreditation standards in order to continue to provide our paternity testing and forensic testing In addition, our Cellmark laboratory must comply with various industry regulations and accreditation standards in order to provide paternity and forensic testing services. For example, our Cellmark laboratory has obtained accreditation from a Notified Body (SGC Yarsley ICS) and the UK Accreditation Service and a registration from the Ministry of Agriculture, Fisheries and Food in order to provide paternity and forensic testing services. In addition, Cellmark must comply with regulations applicable to the marketing of its products and services. We cannot assure you that we will be able to maintain our accreditations with any of these authorities or comply with the regulations applicable to the marketing of Cellmark products. If we fail to comply with the applicable regulations promulgated by any of these agencies or if we were to lose our accreditation by any of them, the revenues supporting our GeneScreen or Cellmark businesses could be eliminated or significantly reduced.

We had an accumulated deficit of $287.5 million as of December 31, 2003. If we fail to reach profitability and need to acquire additional capital to fund our current and future operating plans or obtain it on unfavorable terms, then we may have to take further cost-cutting measures to our operations.

We have expended significant resources developing our facilities and funding commercialization activities. As a result, we have incurred significant losses to date. We had net losses of $23.6 million for the year ended

December 31, 2003, and approximately $80.1 million for the year ended December 31, 2002. We anticipate that our existing cash on hand will be sufficient to fund our current and future operating plans through 2004, at which time we expect to be cash-flow self sufficient. Our ability to reduce operating losses in 2003 was due, in large part, to our ability to divest non-core and non-profitable businesses, including our Life Sciences and Diagnostics business units. If we fail to reach cashflow self sufficiency, we may need to raise additional funds through the sale of equity or convertible debt or equity-linked securities or we may have to further review our existing operations to determine new measures of cost reduction, such as further consolidation of operational facilities and/or reductions in staff.

Fluctuations in our quarterly revenues and operating results may negatively impact our stock price.

Revenues and results of operations have fluctuated significantly in the past and significant fluctuations are likely to continue in the future due to a variety of factors, many of which are outside of our control. These factors include:

•	the timing of Federal funding for forensics DNA testing for backlog reductions through the National Institute of Justice;

•	our ability to secure new contractual relationships for paternity forensics and public health DNA testing or retain existing relationships upon contract expirations;

•	the volume and timing of testing samples received in our laboratories for testing services;

•	the number, timing and significance of new services introduced by our competitors;

•	our ability to develop, market and introduce new services on a timely basis;

•	changes in the cost, quality and availability of intellectual property and components required to perform our services; and

•	availability of commercial and government funding to researchers who use our services

Fixed operating costs associated with our technologies and services, as well as personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. We cannot adjust these expenses quickly in the short term. If our testing volumes and related pricing declines due to market pressure, our revenues decline and we are not able to reduce our operating expenses accordingly. Our loss of revenues and failure to reduce operating expenses could harm our operating results for a particular fiscal period. In addition, market and other conditions may require certain non-cash charges such as stock based compensation charges and other charges such as impairment charges related to long-lived assets and restructuring charges to be recorded by us in future periods. If our operating results in some quarters fail to meet the expectations of public market analysts or investors, the market price of our common stock is likely to fall.

Future acquisitions or mergers could disrupt our ongoing operations, increase our expenses and adversely affect our revenues.

Since September 1998, we acquired Molecular Tool, a developer of SNP technologies, as well as GeneScreen, Cellmark and Lifecodes, providers of identity genomic and diagnostic testing services. Although we have no commitments or agreements with respect to any additional acquisitions or mergers at present, we anticipate that a portion of our future growth may be accomplished either by acquiring or merger with existing businesses. Factors that will affect the success of any potential acquisition or merger to be made by us include our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to motivate personnel and to retain customers of acquired or merged businesses. We may not be able to identify suitable acquisition or merger opportunities, obtain any necessary financing for an acquisition on acceptable terms or successfully integrate acquired personnel and operations. While we have not experienced material disruption to our ongoing business, distraction to our management and employees as a result of past acquisitions, we may experience such disruptions or distractions in the future.

Our improvement of existing technologies and our ability to capture and develop of future technologies to be utilized in our service offerings may not be commercially successful, which would adversely affect our revenues.

We are currently developing and commercializing only a limited number of products and services based on our technologies in DNA testing of humans and animals. These services involve uses of products, software and technologies that require validation for commercial application, and we cannot assure you that we or our customers will be able to recognize a cost-effective, commercial benefit in using our technology. In addition, any assays we develop utilizing SNP analysis technology may not be useful in assisting pharmaceutical or diagnostic product development. Only a limited number of companies have developed or commercialized products based on utilizing SNP technology to date. Accordingly, even if we or our customers are successful in developing effective assays utilizing SNP technology, we cannot assure you that these discoveries will lead to commercially successful service offerings. If we fail to successfully develop our SNP scoring technologies or any products and services based on such technologies, we may not achieve a competitive position in the market.

Due to rapid product development and technological advancement in the DNA testing industry, our growth and future operating results will also depend, in significant part, upon our ability to apply new technologies to automate and improve our genetic analysis products or services to take advantage of new technologies. There can be no assurance that our development efforts will result in any additional commercially viable or successful improvements or efficiencies to our testing processes. Any potential improvements to the testing process may require substantial additional investment, laboratory development and clinical testing, and possibly regulatory approvals, prior to implementation. Our inability to successfully develop improvements to our testing processes, increase efficiencies, or to achieve market acceptance of such improvements could have a material adverse effect on our business, financial condition and results of operations. We believe that our future operating results will depend substantially upon our ability to overcome technological challenges, successfully introduce new technologies into our laboratories and to our customers and to gain access to and successfully integrate such technologies if developed by others.

We have limited sales and marketing resources, and as a result, may be unable to compete successfully with our competitors in commercializing our services.

We have adequate resources in sales and marketing, but are subject to the possibility that our competitors may recruit our employees. As of December 31, 2003 we had only 25 employees dedicated to the marketing and sales of our products and services, none of whom have employment contracts with us. We do not maintain key man life insurance policies for any of these individuals. We also intend to continue to market our paternity, forensic and public health testing services to governmental entities and our paternity and pharmacogenomic testing services to individual consumers. In the past, our inability to establish a company-wide sales and marketing force was in part due to the diverse nature of our various businesses, and in part due to lack of financial resources. Although, as a result of the restructuring of our business over the last eighteen months, we now have a more aligned business structure, our financial resources may limit our ability to establish and maintain a direct sales force.

We also plan to continue to market our products and services through the establishment of collaboration agreements with healthcare, pharmaceutical, biotechnology and agricultural companies, however we cannot guarantee our success at doing so. Our ability to successfully enter into and maintain such collaboration agreements, depends in part, on the quality and pricing of our products and services. If we are not successful at marketing through collaborations agreements, it could have a material adverse effect on our financial condition and business strategy.

Our ability to provide services may be seriously impaired by the occurrence of a natural disaster affecting any one of our laboratories.

Should we experience the occurrence of a natural disaster affecting any one of our laboratories such that we would be unable to continue to provide services out of that facility for an extended period of time, and were we not able to scale up operations at one of our other facilities in order to continue to provide such services, we would be at risk of losing significant contractual revenue from governmental agencies since many of our governmental agency contracts allow for the agency to terminate the contract early if we became unable to continue to render such services for an extended period of time, usually 90 days or more. However, we have multiple facilities, and may be able to shift operations from one facility to another in the event of a natural disaster, thereby mitigating the effects thereof.

Although we carry insurance for recovery in the instance of a natural disaster, the limits of this insurance are $52 million, and it is possible that our coverage will not be the same in all locations or that losses in such an instance could exceed our ability to recover such costs.

If we cannot enter into new collaborations or licensing agreements, we may be unable to further enhance our service offerings.

Our strategy for developing and commercializing technologies and services based on our discoveries depends upon our ability to form research collaborations and licensing arrangements. Our ability to enter into advantageous licensing or collaboration agreements will depend upon whether or not companies that have technology complimentary to ours are willing or able to enter into an agreement with us, and on our financial resources allocated to such investment. We also may have to rely on our collaborators and licensees or licensors for marketing of services, assembly and/or manufacturing of products, or distribution of products and services. If we are unable to enter into such research collaborations and licensing arrangements or implement our strategy to develop and commercialize additional products and services, it would have a material adverse effect on our results of operation and financial condition.

If our patent applications do not result in issued patents, our competitors may obtain rights to commercialize our discoveries, which would harm our competitive position.

Our commercial success will depend, in part, on our ability to obtain patent protection on our proprietary technologies, products and services and to enforce such protection. We may not be able to obtain new patents for these products, methods or services. We also may not have the resources to aggressively protect and enforce existing patent protection. We will pursue patent protection, but may need to obtain a license from certain third parties with respect to any patent covering technologies or methodologies, which we wish to incorporate into our service offerings. We may not be able to acquire such licenses on terms acceptable to us, if at all.

Our success will depend partly on our ability to operate without misappropriating the intellectual property rights of others.

We may be sued for infringing, or may initiate litigation to determine that we are not infringing, on the intellectual property rights of others. Intellectual property litigation is costly, and could adversely affect our results of operations. If we do not prevail in any intellectual property litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity, or obtain a license to or design around the intellectual property in question. If we are unable to obtain a required license on acceptable terms, or are unable to design around any third party patent, we may be unable to sell some of our products and services, which would result in reduced revenues. We are currently a named defendant in a patent litigation matter. However, we believe we have the right to practice such technology by virtue of a third party agreement, and we are actively engaged in defending such litigation. Other than the foregoing, we are not aware that we are misappropriating the intellectual property rights of others.

The scope of our issued patents may not provide us with adequate protection of our intellectual property, which would harm our competitive position.

Any issued patents that cover our proprietary technologies may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. The US Patent and Trademark Office may invalidate one or more of our patents. In addition, third parties may have patents of their own which could, if asserted, prevent us from practicing our proprietary technologies, including the methods we use to conduct SNP genotyping. If we are otherwise unable to practice our patented technologies, we may not be able to commercialize our technologies or services and our competitors could commercialize our technologies. We currently believe that there may be at least one company actively infringing our proprietary single base primer extension technology. However, we have not completed an analysis of this third party’s practices or of the practices of any other third parties and cannot form a conclusion at this time as to infringement.

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could result in the forfeiture of these rights.

In order to protect or enforce our patent rights, we may need to initiate patent litigation against third parties. These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. These lawsuits could result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents. We cannot assure you that we will prevail in any future litigation or that a court will not find damages or award other remedies in favor of the opposing party in any of these suits. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which would likely cause the market price of our stock to decline.

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

To our knowledge, we have never been materially harmed by a breach under any of circumstances listed above. However, if for any of the above reasons our intellectual property is disclosed or misappropriated, it would harm both our ability to protect our rights and our competitive position.

We may be held liable for any inaccuracies associated with our identity genomics services, which may require us to defend ourselves in costly litigation.

Our genotyping laboratory testing centers provide forensic, paternity, and animal testing services. Claims may be brought against us for false identification of paternity or other inaccuracies. Litigation of these claims in most cases are covered by our existing liability policies, however, they can be costly. We could expend significant funds during any litigation proceeding brought against us. Further, if a court were to require us to pay damages to a plaintiff, if not covered by our existing insurance, the amount of such damages could significantly harm our financial condition. We currently maintain products liability insurance with a maximum coverage limitation of $13 million and general laboratory professional liability insurance with a coverage limitation of $10 million. We have been a defendant in a number of minor suits where it has been alleged that it has either misreported results or the results of testing have been misinterpreted. None of the outcomes of these suits have had a material adverse effect on our business.

If we fail to hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenues.

Some of our employees have significant experience in research and development related to identity genomics, both in the paternity and forensic testing fields. To date, we have not experienced any difficulties attracting or retaining personnel. If we were to experiences such difficulty lose these employees to our competitors, we could spend a significant amount of time and resources to replace them, which could impair our research and development efforts. Further, in order to further enhance our service offerings, we may need to hire, train and retain additional scientific, business development and sales personnel. If we are unable to do so, we may experience delays in the development and commercialization of our technologies and services.

Risks Associated with Our Common Stock

We cannot assure you that our intended reverse stock split will not have a negative affect on the price of our common stock.

On January 9, 2004, we announced that our board of directors had authorized us to seek shareholder approval to implement a reverse stock split with a split ratio split ranging from 1-for-3 to 1-for-7. On February 27, 2004, our shareholders approved the reverse stock split and on March 23, 2004, our board of directors approved the implementation of a 1-for-5 reverse stock split. We expect the reverse stock split will be effective as of March 30, 2004 and our common stock will begin trading on a split-adjusted basis when trading opens on March 31, 2004. Based on the number of shares of common stock outstanding as of March 24, 2004 we expect we will have approximately 22.1 million outstanding shares of common stock after the reverse stock split. Oftentimes a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split. We believe that a reverse stock split is in the best interests of our company and our stockholders because they will benefit from a capital structure more appropriate for a company of our operational and financial status. However, we cannot assure you that the implementation of the reverse stock split will have a positive impact on the price of our common stock.

Future issuance of our securities may dilute the rights of our stockholders.

Our board of directors has the authority to issue shares of preferred stock and to determine the price, preferences, privileges and other terms of these shares. Our board of directors may exercise this authority without any further approval of our stockholders. Additionally, if we need to raise additional funds through the sale of equity or convertible debt or equity-linked securities, your percentage ownership in the company will be reduced. These transactions may dilute the value of our outstanding common stock. We may also issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may be forced to relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable to us.

We have various mechanisms in place that you as a stockholder may not consider favorable, which may discourage takeover attempts and may prevent or frustrate attempts by stockholders to change our direction or management.

Certain provisions of our certificate of incorporation and by-laws, as well as Section 203 of the Delaware General Corporation Law and our adoption of a shareholder’s rights plan, may discourage, delay or prevent a change in control of the company or the ability of stockholders to change our direction or management, even if the change in control would be beneficial to stockholders. These provisions include:

•	authorizing the issuance of “blank check” preferred stock that could be designated and issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	creating a classified board of directors with staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

•	prohibiting cumulative voting in the election of directors, which will allow a majority of stockholders to control the election of all directors;

•	requiring super-majority voting to effect certain amendments to our certificate of incorporation and by-laws;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of stockholders; and

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, pursuant to our stockholder rights plan, each share of our common stock has an associated preferred share purchase right. The rights will not trade separately from the common stock until, and are exercisable only upon, the acquisition or the potential acquisition through tender offer by a person or group of 15% or more of our outstanding common stock.

Our stock price has been, and likely will continue to be, volatile and your investment may suffer a decline in value.

The market prices for securities of companies quoted on The Nasdaq Stock Market, including our market price, have in the past been, and are likely to continue in the future to be, very volatile. Between January 1, 2002 and December 31, 2003, the trading price of our common stock ranged from a low of $0.35 to a high of $5.95. The Nasdaq Composite Index has significantly declined since our initial public offering in May 2000 and remains very volatile. The market price of our common stock has been, and likely will continue to be, subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•	announcements regarding the results of development efforts by us or our competitors;

•	announcements regarding the acquisition of technologies or companies by us or our competitors;

•	changes in our existing strategic alliances or licensing arrangements or formation of new alliances or arrangements;

•	technological innovations or new service offerings developed by us or our competitors;

•	changes in our intellectual property portfolio;

•	developments or disputes concerning our proprietary rights;

•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us;

•	additions or departures of our key personnel;

•	operating losses by us;

•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock;

•	continued economic uncertainty with respect to valuation of certain technology companies and other market conditions; and

•	our ability to maintain our common stock listing on the Nasdaq National Market.

We cannot assure you that your initial investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market, which would adversely affect our business and financial operations.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and the investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. We have a certain amount of long-term debt recorded on our books. The interest rates applicable to such debt are not variable with respect to market conditions.

Foreign Currency Risk

As a result of our acquisition of Cellmark, in February 2001, our acquisition of Lifecodes in December 2001, and a limited number of agreements with foreign companies, our business has become increasingly global, with international revenue representing 40% of total revenue in 2003. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has been favorable, though not material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orchid BioSciences, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in notes 1(g) and 3 to the consolidated financial statements, effective July 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and other intangibles resulting from business combinations consummated after June 30, 2001. As discussed in notes 1(g) and 7 to the consolidated financial statements, effective January 1, 2002, the Company fully adopted SFAS No. 142.

/s/    KPMG LLP

Princeton, New Jersey

February 27, 2004, except as to the third paragraph of Note 25, which is as of March 23, 2004

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands, except share and per share data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$9,938	$9,985
Restricted cash	953	1,522
Accounts receivable, net	9,976	10,716
Inventory	1,172	944
Prepaids and other current assets	2,583	1,623
Assets of a business component held for sale	4,595	10,497

Total current assets	29,217	35,287

Fixed assets, net	11,071	13,244
Goodwill, net	2,686	3,072
Other intangibles, net	14,942	16,585
Restricted cash	1,113	1,863
Other assets	400	383

Total assets	$59,429	$70,434

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,768	$3,405
Accrued expenses	9,971	9,758
Current portion of long-term debt	1,889	8,510
Deferred revenue	1,812	1,642
Liabilities of a business component held for sale	3,156	2,497

Total current liabilities	21,596	25,812
Long-term debt, less current portion	415	2,299
Accrued restructuring, less current portion	782	1,919
Other liabilities	1,592	1,711

Total liabilities	24,385	31,741
Redeemable Convertible Series A preferred stock; Designated 1,680 shares; $.001 per share par value; 1,675 shares issued; 503 and 0 shares outstanding as of December 31, 2003 and December 31, 2002, respectively; stated, minimum redemption and liquidation value of $5,025	3,897	—
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares designated 1,680 shares of redeemable convertible Series A preferred stock, 1,675 shares issued and 503 shares outstanding as of December 31, 2003 and 0 shares issued and outstanding at December 31, 2002 (reported above)	—	—
Series A junior participating preferred stock, $.001 par value. Designated 1,000,000 shares; no shares issued or outstanding
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 83,587,490 and 55,738,781 at December 31, 2003 and December 31, 2002, respectively	83	56
Common stock, $0.001 par value. 169,474 shares to be issued	149	—
Additional paid-in capital	316,988	303,953
Deferred compensation	(212)	(2,305)
Accumulated other comprehensive income	1,641	389
Accumulated deficit	(287,502)	(263,400)

Total stockholders’ equity	31,147	38,693

Total liabilities and stockholders’ equity	$59,429	$70,434

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002 and 2001

(In thousands, except share and per share data)

	2003	2002	2001
Revenues:
Service revenues	49,140	44,597	20,910
Product revenues and access fees	$—	$2,454	5,003
Other revenues	1,487	3,374	4,735

Total revenues	50,627	50,425	30,648

Operating expenses:
Cost of service revenues	29,014	25,957	14,499
Cost of product revenues and access fees (includes write-down of discontinued product inventory of $811 in 2002)	—	1,690	3,822
Research and development	3,215	21,006	33,984
Marketing and sales	6,087	8,701	6,313
General and administrative	23,495	32,967	23,936
Impairment of assets	837	20,771	30,652
Restructuring	76	6,880	388
Amortization of intangible assets (including goodwill in 2001)	1,807	3,039	3,778

Total operating expenses	64,531	121,011	117,372

Operating loss	(13,904)	(70,586)	(86,724)
Other income (expense):
Interest income	88	536	2,898
Interest expense	(478)	(583)	(847)
Other income/(expense)	1,608	(117)	60
Loss on sale of assets	—	(921)	—

Total other income/(expense), net	1,218	(1,085)	2,111

Loss from continuing operations before income taxes	(12,686)	(71,671)	(84,613)
Income tax (expense)/benefit	(1,645)	577	—

Loss from continuing operations	(14,331)	(71,094)	(84,613)
Discontinued operations:
Loss from operations of a business held for sale	(9,237)	(9,003)	(65)

Net loss	(23,568)	(80,097)	(84,678)
Dividends to Series A preferred shareholders	(534)	—	—
Accretion of Series A preferred stock discount resulting from conversions	(2,645)	—	—
Beneficial conversion feature of redeemable Series A preferred stock	(744)	—	—

Net loss allocable to common stockholders	$(27,491)	$(80,097)	(84,678)

Basic and diluted loss from continuing operations per share allocable to common stockholders	$(0.28)	$(1.32)	(2.27)
Basic and diluted loss from discontinued operations per share	$(0.14)	$(0.17)	(0.00)
Basic and diluted net loss per share allocable to common stockholders	$(0.43)	$(1.48)	(2.27)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	64,157,391	54,000,873	37,259,779

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2003, 2002 and 2001

(In thousands, except shares)

	Common Stock
	Number of Shares	Amount	Common Stock to be issued	Additional Paid-in Capital	Deferrred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2000:	33,195,096	$33	$—	$234,692	$(13,374)	$577	$(98,625)	$123,303
Comprehensive loss:
Net loss	—	—	—	—	—	—	(84,678)	(84,678)
Foreign currency translation adjustment	—	—	—	—	—	8	—	8
Unrealized loss on available-for-sale securities	—	—	—	—	—	(404)	—	(404)

Comprehensive loss	—	—	—	—	—	(396)	(84,678)	(85,074)
Issuance of common stock to AstraZeneca in connection with the acquisition of Cellmark	222,980	—	—	2,019	—	—	—	2,019
Issuance of common stock in connection with follow-on Offering, net	5,950,000	6		33,144	—	—	—	33,150
Issuance of common stock in connection with the acquisition of Lifecodes	6,622,951	7	—	14,118	—	—	—	14,125
Common stock options and warrants issued in connection with the acquisition of Lifecodes	—	—	—	2,015	—	—	—	2,015
Issuance of common stock in connection with services	29,609	—	—	229	—	—	—	229
Deferred compensation resulting from the grant and remeasurement of common stock options	—	—	—	(2,560)	2,560	—	—	—
Amortization of deferred compensation	—	—	—	—	3,271	—	—	3,271
Exercise of common stock options	134,814	—	—	169	—	—	—	169
Exercise of common stock warrants	25,000	—	—	31	—	—	—	31

Balance, December 31, 2001	46,180,450	46	—	283,857	(7,543)	181	(183,303)	93,238
Comprehensive loss:
Net loss	—	—	—	—	—	—	(80,097)	(80,097)
Foreign currency translation adjustment	—	—	—	—	—	643	—	643
Unrealized loss on available-for-sale securities	—	—	—	—	—	(435)	—	(435)

Comprehensive loss	—	—	—	—	—	208	(80,097)	(79,889)
Issuance of common stock in connection with follow-on Offering, net	9,000,000	9	—	21,144	—	—	—	21,153
Issuanace of common stock to acquire patents	505,050	1	—	492	—	—	—	493
Reversal of deferred compensation resulting from forfeitures and remeasurement of common stock options	—	—	—	(1,876)	1,876	—	—	—
Amortization of deferred compensation	—	—	—	—	3,362	—	—	3,362
Compensation expense for grant of common stock options to non-employees and common stock option modifications	—	—	—	179	—	—	—	179
Exercise of common stock options	53,281	—	—	69	—	—	—	69
Issuance of common stock warrants	—	—	—	88	—	—	—	88

Balance, December 31, 2002	55,738,781	56	—	303,953	(2,305)	389	(263,400)	38,693
Comprehensive loss:
Net loss	—	—	—	—	—	—	(23,568)	(23,568)
Foreign currency translation adjustment	—	—	—	—	—	1,252	—	1,252

Comprehensive loss	—	—	—	—	—	1,252	(23,568)	(22,316)
Warrants issued to placement agent as a financing fee	—	—	—	120	—	—	—	120
Warrants issued to third party broker as financing fee	—	—	—	133	—	—	—	133
Warrants issued to Series A Preferred sharholders	—	—	—	2,903	—	—	—	2,903
Issuance of common stock for conversion of Series A preferred stock	26,053,237	26	—	9,054	—	—	—	9,080
Issuance of common stock from exercise of warrants	425,000	—	—	206	—	—	—	206
Issuance of common stock from exercise of stock options	910,877	1	—	426	—	—	—	427
Issuance of common stock as dividends to Series A Preferred shareholders who converted	126,183	—	—	176	—	—	(176)	—
Dividends paid and payable in common stock to Series A Preferred Shareholders	169,474	—	149	209	—	—	(358)	—
Issuance of common stock from favorable settlement of restructuring obligation	106,570	—	—	148	—	—	—	148
Issuance of common stock for services	57,368	—	—	106	—	—	—	106
Compensation expense from modification of stock options	—	—	—	66	—	—	—	66
Amortization of deferred compensation	—	—	—	—	1,581	—	—	1,581
Reversal of deferred compensation for forfeitures	—	—	—	(512)	512	—	—	—

Balance at December 31, 2003	83,587,490	$83	$149	$316,988	$(212)	$1,641	$(287,502)	$31,147

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Loss from continuing operations	$(14,331)	$(71,094)	$(84,613)
Loss from discontinued operations	(9,237)	(9,003)	(65)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Cash provided by/(used in) discontinued operations	(619)	(2,430)	—
Deposit on sale of assets less costs incurred to sell	(80)	—	—
Noncash compensation expense	1,581	3,541	3,271
Depreciation and amortization	5,904	9,149	7,906
Favorable settlements of obligations	(1,746)	—	—
Non cash expense for warrants issued as a financing fee and modification of stock options	199	—	—
Impairment of discontinued assets	8,328	5,941	30,652
Impairment of assets	837	20,771	—
Bad debt expense	429	469	106
Loss of sale of assets	—	921
Bad debt expense from discontinued operations	—	2,427	—
Changes in assets and liabilities:
Accounts receivable	311	(114)	(3,441)
Inventory	(228)	896	667
Prepaids and other current assets	226	(125)	522
Other assets	147	835	453
Accounts payable	1,363	(455)	(1,493)
Accrued expenses, including restructuring	(175)	2,496	(73)
Deferred revenue	170	818	(214)
Other liabilities	(22)	—	352

Net cash used in operating activities	(6,943)	(34,957)	(45,970)

Cash flows from investing activities:
Capital expenditures	(2,485)	(2,935)	(10,077)
Decrease (Increase) in restricted cash	1,319	(3,385)	—
Proceeds from the sale of assets	—	1,077	—
Cash paid to acquire Cellmark, including acquisition costs	—	—	(2,909)
Cash paid to acquire Lifecodes, including acquisition costs, net of cash acquired	—	—	(6,378)
Cash paid to acquire patents and license	—	—	(4,064)
Purchases of short-term investments	—	(11,198)	(78,881)
Sales of short-term investments	—	—	6,563
Maturities of short-term investments	—	28,394	106,575
Other investing activities	—	(140)	(2,135)

Net cash provided by/(used in) investing activities	(1,166)	11,813	8,694

Cash flows from financing activities:
Net proceeds from issuance of common stock	633	21,222	33,350
Net proceeds from issuance of redeemable convertible preferred stock	16,000	—	—
Proceeds from issuance of debt from line of credit	—	5,200	2,796
Repayment of debt from line of credit	(8,505)	(3,483)	(2,716)
Payments of patent obligation	(575)	(775)	—

Net cash provided by financing activities	7,553	22,164	33,430

Effect of foreign currency translation on cash and cash equivalents	509	219	34

Net decrease in cash and cash equivalents	(47)	(761)	(3,812)
Cash and cash equivalents at beginning of period	9,985	10,746	14,558

Cash and cash equivalents at end of period	$9,938	$9,985	$10,746

Supplemental disclosure of noncash financing and investing activities:
Changes in deferred compensation for grant, forfeiture and remeasurement of common stock options	$512	$(1,876)	(2,560)
Issuance of common stock warrants to investors of the redeemable preferred stock	2,903	—	—
Issuance of units of redeemable preferred stock to placement agent as a financing fee	750	—	—
Issuance of common stock warrants to placement agent of the redeemable preferred stock	120	—	—
Beneficial settlements of purchase accounting obligations	524	—	—
Beneficial conversion feature of redeemable preferred stock	744	—	—
Dividends to Series A Preferred Shareholders issued or issuable in common stock	534	—	—
Accretion of Series A Preferred Stock discount resulting from conversions and probable redemption	2,645	—	—
Issuance of common stock for services	107	—	—
Fair value of guarantee of assets held for sale	1,148	—	—
Issuance of note payable for acquisition of patent	—	1,500	—
Issuanace of common stock for patent	—	285	—
Incremental Lifecodes liability recorded as incremental goodwill	—	525	—
Debt assumed by buyer in sale of assets	—	572	—
Warrants issued in connection with line of credit	—	88	—
Issuance of common stock in connection with acquisition of Cellmark	—	—	2,019
Issuance of common stock for services accrued in 2000	—	—	229
Obligations assumed in connection with patent acquisitions, net of discount	—	—	2,725
Issuance of common stock and common stock options and warrants in connection with the acquisition of Lifecodes	—	—	16,140
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$366	$562	$830
Cash paid during the year for taxes	$856	$—	$—

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(1) Summary of Significant Accounting Policies

(a) Organization and Business Activities

Orchid BioSciences, Inc. (previously known as Orchid Biocomputer, Inc.) and subsidiaries (the Company), was organized under the laws of the State of Delaware on March 8, 1995 and, since 1998, has primarily focused on products and services. The Company was a wholly owned subsidiary of Sarnoff Corporation (Sarnoff) at inception, was reduced to a majority-owned subsidiary of Sarnoff in 1995 and as a result of the December 1997 financing, Sarnoff’s ownership in the Company was reduced to less than a majority.

During 2001, the Company consummated two acquisitions. On February 12, 2001, the Company acquired Cellmark Diagnostics (Cellmark), a division of AstraZeneca, and a provider of genetic testing services in the UK, which sold kits and conducts testing for genetic diseases, including cystic fibrosis. On December 5, 2001, the Company acquired Lifecodes Corporation (Lifecodes), a provider of genetic testing for forensics and paternity in the US, as well as donor transplantation matching.

The Company has not achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations and positive cash flows can be achieved or, if ever achieved, could be sustained on a continuing basis. The Company’s accumulated deficit aggregated $287.5 million at December 31, 2003. The Company expects that its existing cash on hand, and the cash raised in a common stock private equity financing on February 27, 2004 will be sufficient to fund the Company’s operations at least through the end of 2004. On February 27, 2004, the Company consummated a common stock private equity financing with gross proceeds of $30.3 million (net amount of $26.1 million, after fees paid to investment bankers and other expenses of the financing). In October 2003, the Company signed a definitive agreement to sell certain assets and liabilities of the Diagnostics business to Tepnel Life Sciences plc for approximately $3.5 million in cash, less selling expenses, which is subject to certain purchase price adjustments as defined in the agreement. The Company completed the sale of the Diagnostics business in January 2004.

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

On January 8, 2004, the Company sent formal notice to holders of its Series A convertible preferred stock calling for the redemption of all outstanding Series A redeemable convertible preferred stock no later than February 6, 2004. All holders of Series A convertible preferred stock converted their shares to common stock prior to the redemption date, therefore the Company was not required to redeem any outstanding shares of such stock. See note 18 for further discussion of this matter.

(b) Consolidated Financial Statements

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in US financial institutions and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company also maintains $2.1 million of restricted cash as of December 31, 2003 pursuant to the requirements of its long-term debt (See Note 12).

(d) Short-Term Investments

Short-term investments consist of corporate debt securities with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its short-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices at December 31, 2003. Cost is determined on a specific identification basis. The Company considered all of these investments to be available-for-sale.

(e) Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

(f) Fixed Assets

Fixed assets, which consist of lab equipment, furniture and fixtures, computers and software are carried at cost, less accumulated depreciation, which is computed on the straight-line basis over the estimated useful lives of the related assets, which range from two to eight years. Leasehold improvements, which are also included in fixed assets, are recorded at cost, less accumulated depreciation, which is computed on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

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

(h) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

On January 1, 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment (as previously defined in that Opinion). In accordance with SFAS 144, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

(i) Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. In certain situations, a taxing authority may challenge positions that the Company has adopted in the income tax filings. Accordingly, the Company may apply different tax treatment for these selected transactions in filing its tax return than for income tax financial reporting purposes. The Company regularly assesses its position for such transactions and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(j) Revenue Recognition

The Company is engaged in the development and delivery of genetic testing, or genotyping, services that generate information related to genetic susceptibility, uniqueness, or the genetic variability that distinguishes one organism from another. The Company recognizes DNA laboratory services revenues at the time test results are completed and reported. Deferred revenues represent the unearned portion of payments received in advance of tests being completed and reported. Unbilled receivables represent revenue, which has been earned on completed and reported tests, but has not been billed to the customer. Revenues from license arrangements, including license fees creditable against future royalty obligations of the licensee, are recognized when an arrangement is entered into if the Company has no significant continuing involvement under the terms of the arrangement. If the Company has significant continuing involvement under such an arrangement, license fees were deferred and recognized over the estimated performance period. Management has made estimates and assumptions relating to the performance period, which are subject to change. Changes in these estimates and assumptions could affect the amount of revenues from licenses reported in any given period.

Prior to 2003, the Company had several sources of revenues, including research and development collaborations, SNP scoring services, SNP stream system hardware sales, consumable sales, and license arrangements. As described above, the Company has discontinued operations related to these products.

Prior to the acquisitions of GeneScreen, Cellmark, and Lifecodes, the Company derived substantially all of its revenues from research and development collaborations, technology grants and awards from several governmental agencies. In 1999, the Company derived their first revenues from the placement of the Company’s first commercial hardware system, and through 2002, the Company derived revenues from the sale of consumables used by the hardware system. As a result of the sale of certain assets to Beckman Coulter in December of 2002, the Company no longer will have revenues from placements of these products and consumables. The Company also derived license revenues beginning in 2000. In 2000, the Company derived its first revenues from the performance of laboratory testing services by GeneScreen, the Company’s wholly owned subsidiary, in the US. In 2001, the Company derived its first revenues from the sale of testing kits and laboratory testing services from the Cellmark division in the UK.

In connection with the research and development collaborations that provided the majority of the Company’s revenues in the early years of its corporate history, the Company recognized revenues when related research expenses are incurred and when the Company satisfied specific performance obligations under the terms of the respective research contracts. The Company deferred up-front licensing fees obtained in connection with such agreements and amortized them over the estimated performance period of the respective research contract. The Company recognized milestone payments as revenues when the milestone event or requirement was completed, if it represented the achievement of a significant step in research and development or performance process.

The Company offered some of its hardware products in two basic types of transactions, either a purchase and sale transaction or an arrangement in which the customer takes possession of the product and pays an access fee for its use. The Company recorded revenues on the sale of the hardware upon transfer of title and after the Company had met all of the significant performance obligations. The Company deferred access fee payments that they received when a system was initially placed with a customer and recognized revenues on a straight-line basis over the term of the agreement.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

Revenues from the sale of consumables were recognized upon the transfer of title, generally when the products were shipped to the customers from the Company’s facilities.

(k) Research and Development

Costs incurred for research and product development, including salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, and other expenses related to the design, development, testing and enhancement of our products, are expensed as incurred. In addition, the Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements. Costs incurred in obtaining technology licenses and development of software is charged to research and development expense if the technology licensed or the software has not reached technological feasibility.

(l) Stock-Based Compensation

The Company accounts for its stock-based compensation to employees and members of the board of directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market price (estimated fair value prior to the initial public offering in May 2000 (IPO)) of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended (SFAS 123) which permits entities to provide pro forma net loss and net loss per share disclosures for stock-based compensation as if the fair value method defined in SFAS 123 had been applied. Pro forma net loss and net loss per share disclosures for stock-based compensation have been prepared as if the fair value method had been applied in periods subsequent to the Company’s IPO and as if the minimum value method had been applied prior to the Company’s IPO, as the Company was not a public registrant during those years. As required by SFAS 123, transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair value basis in accordance with SFAS 123 and related interpretations.

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

Had the Company determined compensation cost for options based on the fair value method for 2003, 2002 and 2001 for its stock options under SFAS 123, the Company’s net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended December 31
	2003	2002	2001
Net loss allocable to common stockholders:
As reported	$(27,491)	$(80,097)	$(84,678)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	1,581	3,681	3,959
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(2,580)	(6,769)	(7,900)

Pro forma under SFAS 123	$(28,490)	$(83,185)	$(88,619)
Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.43)	$(1.48)	$(2.27)
Pro forma under SFAS 123	(0.44)	(1.54)	(2.38)

(m) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(n) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values because of the short maturity of these instruments. The interest rates on long-term debt and capital leases approximates rates for similar types of borrowing arrangements at December 31, 2003 and 2002, therefore, the fair value of the long-term debt and capital leases approximate the carrying value at December 31, 2003 and 2002.

(o) Net Loss Per Share

Net loss per share is computed in accordance with SFAS 128, Earnings Per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each year presented, the Company has certain options, warrants, and mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal. For the year ended December 31, 2003, the Company has reflected $0.7 million as a beneficial conversion feature in the net loss allocable to common stockholders as result of the Series A Convertible Preferred Stock sold in March 2003.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(p) Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within SFAS 150’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for us at a later date if we were to enter into certain mandatorily redeemable financial instruments. The adoption of SFAS 150 did not have a material effect on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities (VIE’s) to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. The adoption of FIN 46 will not have an impact on our financial position or results of operations.

(q) Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Acquisition of Cellmark Diagnostics and Genotyping Collaboration Agreement with AstraZeneca

On February 12, 2001, the Company completed its acquisition of certain assets of AstraZeneca’s business division, Cellmark, a provider of genetic diversity testing services in the UK which also sells kits for and conducts tests for genetic diseases, including cystic fibrosis. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired have been recorded at their fair values. Assets acquired included intangibles of approximately $2.7 million. The purchase price, including acquisition costs, was comprised of $2.9 million in cash and 222,980 shares of the Company’s common stock valued at approximately $2.0 million.

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

In addition, on February 12, 2001, the Company entered into a multi-year agreement with AstraZeneca to conduct a variety of studies using SNPs. The genotyping agreement also allows AstraZeneca access to the Company’s SNP databases, the development by the Company of proprietary SNP panels, and the use of these panels in genetic association and linkage studies. During 2001, the Company recognized revenue related to the accomplishment of a milestone under this agreement of $0.8 million. During 2002, the Company recognized approximately $ 0.3 million for genotyping testing services rendered in connection with the agreement. No revenue was recognized pursuant to this agreement during the year ended December 31, 2003 as the Company did not perform any genotyping testing services.

(3) Acquisition of Lifecodes Corporation

On December 5, 2001, the Company acquired all of the outstanding equity securities of Lifecodes. Lifecodes, now a wholly owned subsidiary of Orchid, is a provider of genomics testing for forensics and paternity in the US. In exchange for Lifecodes equity securities the Company issued 6,622,951 shares of its common stock to former stockholders of Lifecodes, 1,414,754 shares of which the Company deposited in an escrow account and may be used to compensate the Company in the event that it is entitled to indemnification under the Amended and Restated Agreement and Plan of Merger (the Merger Agreement). In March 2003, the Company asserted claims against the escrow shares for obligations it believes are subject to indemnification obligations set forth in the Merger Agreement. The value of these escrow shares has been included in the recorded purchase price. The Company also issued 313,978 and 472,313 fully vested options and warrants, respectively, which are exercisable for Orchid common stock in exchange for existing Lifecodes options and warrants. The acquisition has been accounted for by the purchase method under SFAS 141, and accordingly, the assets and liabilities acquired have been recorded at their fair values.

The fair value of the 6,622,951 shares issued in connection with the Lifecodes acquisition of approximately $14.1 million was determined based on the average market price of the Company’s common stock for a reasonable period before and after the date of announcement of the acquisition, October 1, 2001. The value of the common stock options and warrants issued of approximately $2.0 million was determined by using the Black-Scholes option pricing model. Also included in the purchase price was $5.0 million of Lifecodes debt repaid by the Company and a $0.7 million working capital advance made by the Company to Lifecodes, both prior to closing the acquisition. The Company also assumed approximately $0.8 million in acquisition related liabilities and paid approximately $1.2 million in acquisition costs, which were included in the purchase price.

The net purchase price of approximately $23.7 million was allocated to the assets and liabilities of Lifecodes as follows (in thousands):

Cash	$472
Accounts receivable, net	3,452
Inventory	2,325
Property and equipment	5,904
Other current and long-term assets	1,172
Trademark/tradename	1,800
Patents and know-how	8,800
Developed technology	4,080
Other intangibles	800
Goodwill	1,658
Amounts payable and accrued expenses	(5,380)
Deferred revenue	(426)
Capital lease obligations	(800)
Other liabilities	(117)

$23,740

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

The results of operations of Lifecodes since its acquisition by the Company on December 5, 2001 have been included in the Company’s 2001 consolidated statement of operations. Amortization of intangibles was immaterial during the period ended December 31, 2001 (see note 7 for weighted average lives and expected future amortization expense).

The following unaudited pro forma financial information presents the combined results of operations of the Company and Lifecodes as if the acquisition had occurred as of January 1, 2001, after giving effect to certain pro forma adjustments, including amortization of other intangibles and elimination of transaction-related costs incurred by Lifecodes prior to the acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Lifecodes constituted a single entity during this period or the results of operations, which may occur in the future.

(in thousands, except per share data )	For the year ended December 31, 2001
(unaudited)
Revenues(1)	$46,611
Net loss	(84,815)
Net loss allocable to common stockholders	(84,815)
Basic and diluted net loss per share allocable to common stockholders	(1.95)

(1)	Excludes revenues during such periods from the Lifecodes Diagnostic business that would have been considered to be discontinued operations based on the Company’s 2002 commitment to sell this business unit.

(4) Accounts Receivable and Credit Risks

Accounts receivable are comprised of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Billed trade receivables	$9,732	$10,012
Unbilled trade receivables	1,380	1,924

	11,112	11,936
Less allowance for doubtful accounts	(1,136)	(1,220)

Accounts receivable, net	$9,976	$10,716

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(5) Inventory

Inventory is comprised of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Raw materials	$941	$691
Work in progress	231	227
Finished goods	—	26

	$1,172	$944

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping and to manufacture consumables. Work in progress consists mainly of case work not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

(6) Fixed Assets

Fixed assets are comprised of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Laboratory equipment	$14,352	$14,022
Computers and software	4,885	6,701
Furniture and fixtures	994	1,521
Leasehold improvements	2,888	3,830

	23,119	26,074
Less accumulated depreciation	(12,048)	(12,830)

	$11,071	$13,244

During the years ended December 31, 2003 and 2002, the Company recorded impairment charges related to its fixed assets for approximately $0.8 million and approximately $8.9 million, respectively (see note 8). The Company also disposed of approximately $3.5 million of fully depreciated and/or assets which were previously impaired.

(7) Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at December 31, 2003 and 2002 (in thousands):

	2003			2002
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Base technology	$5,980	$(1,999)	$3,981	$5,980	$(1,535)	$4,445
Customer list	5,040	(1,732)	3,308	5,040	(1,296)	3,744
Trademark/tradename	3,946	(969)	2,977	3,946	(613)	3,333
Patents and know-how	4,895	(549)	4,346	4,895	(147)	4,748
Other	743	(413)	330	579	(264)	315
Totals	$20,604	$(5,662)	$14,942	$20,440	$(3,855)	$16,585

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

The Company has estimated the following useful lives as it relates to intangible assets acquired in connection with the 2001 acquisition of Lifecodes as follows:

Useful life
Trademark/tradename	10
Patents and know-how	12
Developed technology	10
Other intangibles	3

The weighted average useful life for these Lifecodes intangible assets is approximately 9.43 years.

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows:

2004	1,798
2005	1,699
2006	1,699
2007	1,699
2008	1,699

The following table sets forth the activity during the years ended December 31, 2003 and 2002 as it relates to goodwill (in thousands):

	Gross	Accumulated amortization	Net
Balance as of December 31, 2001	$1,332	$(136)	$1,196
Reclassification of workforce to goodwill	1,397	(324)	1,073
Incremental liabilities assumed as a result of the Lifecodes acquisition	525	—	525
Other (primarily the effect of foreign currency translation)	278	—	278

Balance as of December 31, 2002	3,532	(460)	3,072
Less: Favorable settlement of certain liabilities assumed in the Lifecodes acquisition (Note 3)	(524)	—	(524)
Other (primarily the effect of foreign currency translation)	138	—	138

Balance as of December 31, 2003	$3,146	$(460)	$2,686

Upon full adoption of SFAS 142 in 2002, the Company was required to perform an assessment as of January 1, 2002 of whether goodwill was impaired at the date of adoption. The Company performed this assessment and determined that goodwill was not impaired. The Company also performed an annual assessment of goodwill as required under the provisions of SFAS 142 in 2002 and 2003 and concluded that goodwill was not impaired.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

SFAS 142 also requires disclosure of what reported net loss and net loss per share allocable to common stockholders would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill and intangible assets that will no longer be amortized and changes in amortization periods for intangible assets that will continue to be amortized. This disclosure for the year ended December 31, 2001 is reflected in the table below (in thousands):

Net loss allocable to common stockholders as reported	$(84,678)
Add back: Goodwill amortization	1,940

Net loss allocable to common stockholders, as adjusted	(82,738)
Basic and diluted net loss per share allocable to common stockholders	(2.27)
Goodwill amortization per share	0.05

Net loss per share allocable to common stockholders, as adjusted	$(2.22)

(8) Impairment of Assets

During the year ended December 31, 2003, the Company decided to strategically realign its GeneShield business unit and the Company is currently in the process of evaluating potential future market segments and commercialization strategies for this initiative. In connection with this decision, the Company terminated most of its GeneShield employees, most of whom were located in the Company’s Arlington, Virginia facility. As a result of this decision, the Company impaired various fixed assets including office and computer equipment, furniture and fixtures and software for approximately $0.8 million.

During the year ended December 31, 2002, the Company recorded an impairment charge related to fixed assets, investments and intangible assets of approximately $20.8 million. The Company determined that as a result of continuing losses incurred by the Company’s Life Sciences business unit which prompted the restructuring actions taken during 2002 and the sale of the Life Sciences instrumentation related assets in December 2002 constituted triggering events for which impairment reviews would be required pursuant to SFAS 144. The impairment charges were recorded based on the fair value of the long-lived assets being evaluated as computed using a discounted cash flow valuation model. The laboratory equipment, furniture and fixtures, computers and software and leasehold improvements, which had a nominal salvage value, were determined to be idle and not able to be utilized in the Company’s other facilities and, therefore, determined to be permanently impaired. The intangible assets, which were impaired related primarily to patents and base technology. Upon completion of the strategic review, a change in senior management and the sale of the Life Sciences instrumentation related assets; the Company determined that these assets were no longer needed for its current operations. All of the impaired assets, except for investments, were initially purchased to support the Life Sciences strategic business unit and the impairment charge was allocated to this segment of the business accordingly. A summary of the charge is as follows (in thousands):

Lab equipment	$4,349
Furniture and fixtures	478
Computers and software	589
Leasehold improvements	3,523
Investments	1,750
Intangible assets	10,082

Total	$20,771

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

During the year ended December 31, 2001, the Company recorded an impairment charge of approximately $27.3 million to write-down goodwill which was recorded when the Company acquired GeneScreen on December 30, 1999. On October 1, 2001, the Company announced its intention to acquire Lifecodes (see note 3). Lifecodes operates primarily in the same industry and provides the same services as GeneScreen. Based primarily on the acquisition price for Lifecodes, among other matters, the Company determined that a triggering event occurred for which an impairment review would be required pursuant to SFAS 121. The impairment charge was recorded based on the fair value of GeneScreen as computed using a discounted cash flow valuation model. This charge reduced the unamortized goodwill recorded in the acquisition of GeneScreen to zero.

During the year ended December 31, 2001, the Company recorded an impairment charge related to certain equipment. The Company utilizes this equipment primarily to perform research and development activities and, to a limited extent, genotyping services for customers. During 2002, the Company launched the second generation of this equipment. The second generation provides higher throughput at a lower cost. The Company expects to use this next generation equipment to replace the first generation equipment over time and to provide the same services and functions that the first generation equipment provided. The Company determined that a triggering event occurred for which an impairment review of this equipment was required pursuant to SFAS 121. As such, the Company performed an analysis of its future needs relating to this equipment and determined its fair value. As a result of this analysis, the Company recorded an impairment charge of approximately $3.4 million, which represents the amount by which the carrying value of the equipment exceeded the related fair value.

(9) Restructuring

During the year ended December 31, 2003, the Company settled two restructuring obligations on favorable terms. The first favorable settlement related to the Company’s leasehold obligation for one of its Princeton based facilities. During the second quarter of 2003, the Company recorded a benefit to the restructuring of approximately $0.3 million due to the settling of this matter for an amount less than its original estimate. During the third quarter of 2003, the Company reflected another benefit to the restructuring of approximately $0.4 million related to a favorable settlement of an obligation to the former chief executive of the Company. In connection with this settlement, the Company issued 106,570 shares of common stock and approximately $0.2 million in cash payments.

During the year ended December 31, 2003, the Company recognized an additional $0.7 million in restructuring charges. As a result of the realignment of the Company’s GeneShield business unit (see note 8), the Company recorded approximately $0.4 million of severance, legal and facility related charges in the restructuring. The Company also recognized approximately $0.1 million as a restructuring expense associated with its former chief financial officer, a portion of which is related to the modification of the terms of previously issued options to purchase common stock. During 2003, the Company also shut down a customer service facility located in California and recorded approximately $0.2 million of facility shut down and severance costs.

During the year ended December 31, 2002, the Company formalized and announced a plan to restructure certain operations of the Company in order to reduce costs. As a result, over 135 positions, which cover certain areas of the Company’s operations were eliminated. Most of these terminations were from the Company’s Princeton, New Jersey facilities. During the year ended December 31, 2002, the Company recorded a restructuring charge of approximately $6.9 million which included employee related charges such as severance, benefits and outplacement services of approximately $3.4 million and facility costs of approximately $3.5 million. The restructuring charge related to facilities was based upon management’s estimate of when these facilities are expected to be subleased and an estimate of the expected discount to the existing lease rates from the anticipated subleasing arrangements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

As of December 31, 2003 and December 31, 2002, the Company has $2.0 million and $4.3 million, respectively in restructuring accruals outstanding of which approximately $0.8 million and approximately $1.9 million, respectively, is classified as a long-term liability. The most significant remaining liability relates to severance and facility obligations. The Company expects to sublease all of its Princeton based laboratory facilities, which are currently not in use.

A summary of the restructuring charges is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Initial reserve recorded in 2002	$3,389	$3,584	$6,973
Cash payments in 2002	(1,949)	(738)	(2,687)

Restructuring liability as of December 31, 2002	1,440	2,846	4,286
Additional reserve recorded in 2003	370	291	661
Cash payments in 2003	(912)	(1,329)	(2,241)
Non-Cash reductions	(429)	(243)	(672)

Restructuring liability as of December 31, 2003	$469	$1,566	$2,034

(10) Sale of assets

On December 19, 2002, the Company sold its Life Sciences instrumentation business and related assets to Beckman Coulter, Inc. (BCI) for cash of approximately $1.1 million and the assumption of certain liabilities. The Company’s decision to sell this product line was the culmination of a strategic review undertaken by management of the Company. The Company sold inventory, which consisted of the Company’s ultra-high throughput platform and certain equipment that was needed to operate and maintain the Company’s customer base. The Company is also entitled to receive incremental consideration from the sale upon the buyers completion of the next version of the ultra-high throughput system, which occurred late in 2003. The Company also entered into a supply agreement with BCI for the supply of components necessary for its paternity testing business, which agreement was amended in December 2003. Under the amended terms we are now committed to purchase a minimum amount of materials and supplies in the amount of $0.6 million during 2003, $0.7 million during 2004, and $1.3 million in 2005 from BCI. These payments are subject to BCI meeting the terms and conditions of the agreement, as amended, including manufacturing product to the company’s specifications. The Company recorded a loss on the sale of these assets of approximately $0.9 million, which has been reflected in other loss in the accompanying consolidated statement of operations for the year ended December 31, 2002.

(11) Discontinued Operations

During the year ended December 31, 2002, the Company made the decision to sell the Diagnostics business unit. This decision was made after an internal evaluation of the strategic direction of the Company was performed. The Company decided to focus its efforts on the services businesses where it offers paternity, forensics and public health testing.

During 2002, based upon the commitment to sell the Diagnostics business unit, the Company determined that a triggering event occurred for which management was required to evaluate the recoverability of long-lived assets. As a result of this evaluation, the Company recorded an impairment charge of approximately $5.9 million (of which approximately $1.0 million related to goodwill) based on the amount by which the carrying value of the Diagnostic business exceeded the estimated fair value. Throughout 2003, the Company obtained additional

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

information with respect to the estimated value of its business, which was held for sale. Based on this additional information, the Company determined that subsequent evaluations of the long-lived assets of the discontinued business were required. Based on these evaluations, the Company recorded additional impairment charges which totaled approximately $8.3 million related to intangible and fixed assets of that business, and which has been reflected in the loss of the discontinued business.

On January 21, 2004, pursuant to the terms of an Asset Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes Corporation, a wholly-owned subsidiary of the Company, Tepnel Life Sciences PLC (“Tepnel”), Tepnel North America Corporation, a wholly-owned subsidiary of Tepnel, and Tepnel Lifecodes Corporation, a wholly-owned subsidiary of Tepnel North America Corporation, as amended (the “US Purchase Agreement”), a Business Purchase Agreement dated as of October 30, 2003 among the Company, Orchid BioSciences Europe Limited, a wholly-owned subsidiary of the Company, Tepnel and Tepnel Diagnostics Limited, a wholly-owned subsidiary of Tepnel, as amended (the “UK Purchase Agreement”), and a Share Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes Corporation, Tepnel and Tepnel Diagnostics Limited, as amended (the “Belgian Purchase Agreement”), Tepnel completed its acquisition of certain assets and liabilities of the Company’s diagnostics business unit. The aggregate purchase price was $3.5 million in cash, subject to certain post-closing adjustments, and was agreed to by the parties. The Company has reflected the net realizable value of its diagnostic assets and liabilities in its consolidated balance sheet as of December 31, 2003. The net realizable value has been calculated at the expected proceeds from the sale less costs to sell. In connection with the sale of these assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which lease was assigned to Tepnel. The Company also reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities. See note 22 for further discussion of this matter.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of the Diagnostics business held for sale in the results from continuing operations. The results of operations for this business unit held for sale has been reflected in discontinued operations. The losses from discontinued operations for the year ended December 31, 2003, 2002 and 2001, respectively, consists of the following (in thousands):

	2003	2002	2001
Revenues	$10,501	$13,972	$567
Costs of products and services revenues	7,007	8,617	368

Gross margin	3,494	5,355	199
Research and development	1,548	1,113	65
Selling and marketing	2,141	1,746	110
General and administrative	902	2,057	89
Bad debt expense	—	2,427	—
Impairment of assets	8,328	5,941	—
Amortization of intangible assets	—	931	—

Operating loss	(9,425)	(8,860)	(65)
Other expenses	188	(143)	—

Net loss	$(9,237)	$(9,003)	$(65)

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

The assets and liabilities of the business held for sale has been reflected as such in the consolidated balance sheet as of December 31, 2003 and 2002. As the Company completed the sale of this business in January 2004, all of the assets and liabilities as of December 31, 2003 and 2002 have been reflected as current. The components of these assets and liabilities are as follows (in thousands):

	2003	2002
Accounts receivable	$1,795	$1,321
Inventory	2,621	2,388
Other current assets	179	222

Current assets	4,595	3,931
Fixed assets	—	3,045
Intangible assets	—	3,521

Total assets	4,595	10,497
Accounts payable and accrued expenses	3,156	2,459
Other liabilities	—	38

Net assets	$1,439	$8,000

(12) Debt

On December 23, 2002, the Company consummated a line of credit with a commercial bank for a maximum of $10.0 million. Any amounts outstanding pursuant to this line of credit were secured by substantially all of the Company’s assets. The borrowing base was based on 80% of eligible accounts receivable (as defined in the agreement). Borrowings pursuant to the line of credit bore interest at a range of prime plus 0.5% to 2.5% based on the liquidity ratio of the Company (as defined in the agreement). The line of credit agreement contained certain financial and non-financial covenants. During the third and fourth quarters of 2003, the Company was not in compliance with certain financial covenants. However, subsequent to September 30, 2003 the Company received waivers through September 30, 2003 from its commercial bank related to these events of default. The agreement also contained a material adverse changes clause, which, if triggered, would constitute an event of default. On December 5, 2003, we entered into an agreement to terminate this line of credit. There have been no adverse financial ramifications from the Company’s events of default because the Company had no amounts outstanding pursuant to this line of credit since the first quarter of 2003.

During 2002 and pursuant to the terms of the line of credit, the Company also issued 215,000 warrants to purchase common stock of the Company at an exercise price of $0.64 per share. The warrants are immediately exercisable and have a five-year term. The Company calculated the fair value of the warrants using the Black Scholes option-pricing model. This value was recorded as debt issuance costs and is being amortized over the term of the debt. These warrants were exercised and common stock was issued in January of 2004.

In December 1998, the Company entered into a $6.0 million equipment loan line, which is secured by the purchased equipment whose availability expired in 1999. In December 2000, the Company amended the loan line and established a new borrowing base of $8.0 million. As of December 31, 2003 and 2002, the Company does not have the ability to draw down on the loan line due to the expiration of the loan line in December 2001. At December 31, 2003 and 2002, the Company had approximately $2.3 million and approximately $5.4 million outstanding under this arrangement. If the Company did not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35.0 million or twelve month’s cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), the Company was required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed 50% of

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

outstanding amounts on draws made in or subsequent to December 2000. The Company was also required to provide a cash security deposit or obtain a letter of credit equal to approximately $2.2 million plus 50% of any future draw amount no later than June 30, 2001, unless the Company completed a follow-on equity offering of at least $50.0 million in net unrestricted proceeds. During 2001, the Company did complete a follow-on offering. However, the net unrestricted proceeds from this offering of $33.2 million were less than the minimum amount required under the loan line. The Company has received written notice from the lender stating that the lender waived the requirement of a pledge of cash security deposit or letter of credit under this agreement. In addition, subsequent to March 31, 2002, the Company did not maintain the minimum unrestricted cash as defined in the Agreement. The Company has also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter of credit under this agreement for the period of non-compliance through June 19, 2002. On June 19, 2002, the Company obtained a letter of credit in the amount of approximately $2.7 million as required by the amended line of credit, which was supported by a cash restriction on certain securities held by the Company. During 2003, the Company’s required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because the Company continued to pay down its monthly obligation in accordance with the original terms of the loan line. The restricted cash amount has been reduced accordingly as of December 31, 2003 to approximately $1.2 million. This cash restriction, in addition to cash restricted under two of the Company’s operating leases, is reflected as restricted cash in the consolidated balance sheet as of December 31, 2003 of $2.1 million, of which approximately $1.1 million is classified as a long term asset.

All borrowings under the facility are to be repaid in monthly principal installments plus interest over 48 months from the date of funding, with the final 15% of the original principal amount due in a balloon payment at the end of loan term. At December 31, 2003, annual interest rates on the seven draws range from 9.16% to 11.66%. During 1999, in connection with this arrangement, 20,894 warrants to purchase common stock were granted at the time of the borrowings with exercise prices, which ranged from $4.50 to $12.25 per share. The fair value of these warrants of approximately $0.1 million, as determined using a Black-Scholes option pricing model, was recorded as debt issuance costs and is being amortized over the term of the debt.

Long-term debt is comprised of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Line of credit	$—	5,200
Equipment loan line secured by purchased equipment	2,238	5,419
Capital lease obligations (see Note 22) and other long-term debt	66	190

	2,304	10,809
Less current portion	1,889	8,510

Long-term debt, less current portion*	$415	2,299

*	All of the 2003 amount due in 2005

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(13) Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Employee compensation	$247	349
Current portion of patent obligations	694	1,618
Royalties on licensed technology	904	864
Restructuring, current portion	1,251	2,366
Professional fees	1,435	526
Acquisition and divestiture related liabilities	1,000	953
Corporate and other taxes	3,831	1,153
Other	394	1,929

	$9,971	9,758

(14) Income Taxes

The components of income tax expense/(benefit) are summarized as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Current state tax benefit	$(341)	(1,450)	—
Current foreign tax expense	1,986	873	—

Income tax expense (benefit)	$1,645	(577)	—

During 2003, the Company has recognized a tax benefit of approximately $0.3 million from the sale of its New Jersey state net operating loss carryforward. In addition, the Company recognized a current foreign tax expense of approximately $2.0 million as it relates to its business in the UK as that business is profitable for tax purposes in that jurisdiction.

During 2002, the Company has recognized a tax benefit of approximately $1.5 million from the sale of its New Jersey state net operating loss carryforwards. Furthermore, the Company recognized a current foreign tax expense of approximately $0.9 million as it relates to its business in the UK as that business is profitable for tax purposes in that jurisdiction.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below (in thousands):

	2003	2002
Deferred tax assets:
Bad debt allowance	$1,609	$1,652
Inventory reserve	198	736
Deferred compensation	4,976	6440
Deferred revenue	539	547
Net operating loss carryforwards	87,750	77,153
Research and development credits	2,074	2,073
Accrued restructuring expenses	895	1,885
Accrued expenses	1,263	1,315
Amortization and depreciation	6,556	3,733
Investments	770	770

Total gross deferred tax assets	106,630	96,304
Less valuation allowance	(106,630)	(94,785)

Net deferred tax assets	—	1,519
Deferred tax liabilities:
Intangible assets	—	(1,519)

Net deferred taxes	$—	$—

At December 31, 2003 and 2002, valuation allowances of approximately $107.0 million and $94.8 million, respectively, have been recognized to offset the net deferred tax assets, as realization of these assets is uncertain. The net change in the valuation allowance for 2003 and 2002 were increases of $11.8 million and $36.6 million, respectively, related primarily to additional net operating losses incurred by the Company.

As of December 31, 2003, the Company has approximately $213.0 million of Federal and $186.0 million of state net operating loss (NOL) carryforwards available to offset future taxable income. The Federal and state NOL carryforwards will begin expiring in 2005 and 2007, respectively, if not utilized. At December 31, 2003, the Company had research and development credit carryforwards for Federal and state tax purposes of approximately $2.1 million, which will begin expiring in 2022 and 2009, respectively. As a result of our acquisitions of GeneScreen and Lifecodes, the Company acquired Federal NOL’s of approximately $4.5 million and $1.7 million, respectively. In the event that the Company becomes profitable in the future and is able to utilize these NOL’s, these acquired NOL carryforwards will not be reflected as income tax benefits in the results of operations, but as a reduction of intangible assets and goodwill related to these acquisitions. The Company also may receive tax benefits in the future relating to stock option deductions that will not be reflected in the results of operations.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of NOL carryforwards and research and development credits (following certain ownership changes, as defined by the Act), which could significantly limit the Company’s ability to utilize these carryforwards and research and development credits. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. The Company has not yet determined whether or not ownership changes, as defined by the Act, have occurred. Additionally, because US tax laws limit the time

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for Federal income tax purposes.

The Company operates in multiple taxing jurisdictions, both within and outside the US. The Company faces audits from these various taxing authorities regarding the amounts of tax due. Such audits can involve complex issues and may require extended periods of time to resolve. Management believes that the Company has filed tax positions that may be challenged by the tax authorities. These positions relate to, among other things, the recognition of inter-company transactions and the timing of related deductions. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provision for income taxes have been made for potential liabilities resulting from such matters. Management currently believes that the outcome of such matters will not have a material impact on the Company’s financial condition or liquidity, but may be material to the income tax provision and net income in a reporting period.

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

During January 2002, the Company completed the sale of approximately $11.0 million of its New Jersey tax loss carryforwards and received $0.9 million, which was recorded as an income tax benefit. During December 2002, the Company completed the sale of approximately an additional $7.4 million of its New Jersey tax loss carryforwards and received approximately $0.6 million, which was recorded as an income tax benefit.

During 2003, the Company completed the sale of approximately $4.6 million of its New Jersey tax loss carryforward and received approximately $0.3 million, which was recorded as an income tax benefit.

(15) Segment Information

From its inception in 1995, Orchid has engaged in several different technologies and businesses that the Company has since elected to exit. On December 19, 2002, the Company sold its Life Sciences instrumentation business and related assets to BCI, and during the year ended December 31, 2002, the Company made the decision to sell the Diagnostics business unit. In January 2004, the Company completed the sale of certain assets related to its Diagnostics products and services to Tepnel Life Sciences, plc. After the Company exited these businesses in 2002, the Company determined that it operated its business under one segment, the development

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

and delivery of genetic testing, or genotyping, services that generate information related to genetic susceptibility, uniqueness, or the genetic variability that distinguishes one organism from another. During the quarters ended March 31, June 30 and September 30 of 2003, we reported Orchid public health as a separate segment, however, upon further analysis, we concluded public health should be included with our Identity Genomics business unit and we now operate under one reporting segment.

Prior to 2003, the Company had historically operated in two segments, Identity Genomics and Life Sciences, each of which represented activities of strategic businesses that were historically managed separately because each business provided distinct products and services. The LifeSciences segment marketed and sold equipment and consumables for SNP scoring and other genetic analyses, whereas the IdentityGenomics segment included genotyping services and DNA laboratory analysis for paternity, forensic and transplantation testing and SNP scoring services. During 2002, the Company continued to market and sell these products and provide these services to its customers; however, in early 2002, the Company completed an internal process of realigning its business into four business units.

As discussed in note 11, the Company committed to sell its Diagnostic business unit during 2002. As a result of this decision, the segment information in 2003 for the Diagnostics business unit has been excluded below. Note 11 depicts the operations of that business which is reflected as discontinued operations and the assets and liabilities of that business unit were considered as “held for sale” during 2003. The chief operating decision maker of the Company measures segment profit/(loss) using operating income/(loss), which excludes other income (expense) and allocation of corporate expenditures. These corporate costs, which include treasury, human resources, finance, restructuring costs and certain other corporate functions, are included in Corporate and all other. “All other” also reflects the operations of Orchid GeneShield, which during the years ended December 31, 2003, 2002 and 2001 was considered to be insignificant from a segment reporting perspective. Goodwill has been allocated to each reportable segment as shown below. In accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company determined it was impracticable to restate previously reported segment information. As the Company has exited from its Life Sciences business in 2002, neither the old nor the new basis of segmentation result in revenues, expenses or assets attributable to the Life Sciences business in 2003. The Company has included the old method of segmentation for the data provided for the years ended December 31, 2002 and 2001.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

	Identity Genomics	Life Sciences	Corporate and all other	Total
	(in thousands)
Year ended December 31, 2003:
Revenues from external customers	$49,140	$—	$1,487	$50,627
Segment operating income/(loss)	5,530	—	(19,434)	(13,904)
Depreciation and amortization expense	4,413		1,491	5,904
Noncash stock based compensation	—	—	1,581	1,581
Capital expenditures	2,438	—	47	2,485
Impairment of assets	—	—	837	837
Goodwill		—	—
Total assets from continuing operations	37,502	—	17,322	$54,834
Total assets from discontinued operations				4,595
Total assets				$59,429

Year ended December 31, 2002:
Revenues from external customers	$39,106	$11,239	$80	$50,425
Segment operating loss	2,141)	(31,675)	(41,052)	(70,586)
Depreciation and amortization expense	2,707	3,702	2,740	9,149
Noncash stock based compensation	—	—	3,541	3,541
Capital expenditures	977	958	1,000	2,935
Impairment of assets	—	19,021	1,750	20,771
Goodwill	3,072	—	—	3,072
Total assets from continuing operations	38,222	4,468	17,247	$59,937
Total assets from discontinued operations				10,497
Total assets				$70,434

Year ended December 31, 2001:
Revenues from external customers	$21,244	$9,404	$—	$30,648
Segment operating loss	(36,897)	(30,564)	(19,263)	(86,724)
Depreciation and amortization expense	3,977	2,581	1,348	7,906
Noncash stock based compensation	—	—	3,271	3,271
Capital expenditures	5,069	3,290	1,718	10,077
Impairment of assets	27,256	3,396	—	30,652
Goodwill	1,196	—	—	1,196
Total assets from continuing operations	28,646	37,608	37,375	$103,629
Total assets from discontinued operations				17,287
Total assets				$120,916

During 2003, the Company generated approximately $15.5 million, or 31% of its revenues from two customers. These customers represented approximately 18% and 13%, respectively, of the total revenues in 2003. There was no concentration of revenue during 2002 or 2001 to any one customer in excess of 10% of total revenues.

As a result of the Company’s acquisition of Cellmark in February 2001, the Company now has significant international operations, primarily in the UK. During the years ended December 31, 2003 and 2002, the Company recorded revenues from international customers, of approximately $20.3 million, or 40% and $13.3 million or 26%, respectively, of total revenues. Two customers represented approximately 78% and 76% of total international revenues for 2003 and 2002, respectively.

During the years ended December 31, 2003, 2002 and 2001, the company’s net assets located at its international operations, aggregated $16.5 million, $9.8 million, and $7.9 million, respectively. In addition, the company has long-lived assets of $22.5 million, $29.1 million, and $54.2 million located in the United States at December 31, 2003, 2002, and 2001, respectively, as well as long-lived assets of approximately $7.8 million, $6.0 million, and $5.7 million, located in the United Kingdom at December 31, 2003, 2002, and 2001, respectively.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(16) Agreements

On July 15, 2002, Orchid entered into a five-year agreement with Forensic Alliance Ltd. (FAL) to provide forensic testing services as an exclusive subcontractor to all customers of FAL, which include a majority of the police departments in the UK. The agreement may be terminated at each anniversary of the date of the agreement upon 12 months notice by FAL. While this agreement does not guarantee annual minimum service levels or revenue for Orchid, Orchid’s provision of services to police departments throughout the UK under this agreement constituted 18% of revenue for the fiscal year ended December 31, 2003.

On August 8, 2001, Orchid entered into a three-year agreement with the Department of Food, Environment and Rural Affairs (DEFRA) of Great Britain to provide genotyping services on sheep in order to determine their susceptibility to the disease, scrapie. DEFRA is providing this service free of charge to sheep farmers as part of the National Scrapie Plan in order to help farmers breed sheep that are susceptible to this disease, which is similar to mad-cow disease. This agreement is renewable for an additional two years. Under the agreement, Orchid is guaranteed an annual minimum number of samples to be genotyped at a per genotype rate based on a sliding scale, dependent upon volume. Based upon volumes performed during 2003, revenue received under this agreement constituted 13% of revenue for the fiscal year ended December 31, 2003.

In July 2001, Orchid entered into an agreement with Affymetrix, Inc. whereby Orchid was assigned exclusive rights to US patent number 5,856,092 as well as all of its counterparts. The original agreement called for purchase obligations to the original owners of said patent (named above) of $1.6 million upon signing and payments as follows: $300,000 in 2001; $750,000 in 2002; approximately $1.0 million in 2003; and $1.2 million in 2004. Thereafter, we were obligated to pay annual minimum royalties in increasing amounts beginning at $1.2 million in 2005 and increasing to approximately $1.9 million in 2008 and thereafter. However, in July of 2003, Orchid renegotiated the terms of the exclusive license agreement directly with the owners of said patent, GeneCo Pty Ltd., Diatech and Queensland University of Technology to reduce the patent purchase obligations to a total of approximately $4.5 million, of which $3.5 million had previously been paid. The Company paid approximately $0.4 million in 2003 and has future patent purchase obligations of approximately $0.2 million in each of 2004, 2005, 2006 and 2007. Orchid continues to utilize this technology as part of its service based businesses and also maintains a number of licensing arrangements with third parties.

(17) Stock Incentive Plan

During 1995, the Company established the 1995 Stock Incentive Plan (the 1995 Plan), which provides for the granting of restricted common stock or incentive and nonqualified stock options to directors, employees and consultants. An aggregate of 3,500,000 shares of the Company’s common stock is authorized to be issued under the 1995 Plan. During 2000, the board of directors and stockholders of the Company approved the 2000 Employee, Director, and Consultant Stock Incentive Plan (the 2000 Plan) for the issuance of common stock, incentive stock options and nonqualified stock options to employees, directors and consultants. The Company is authorized to issue options for up to 4,500,000 shares of the Company’s common stock under the 2000 Plan. The options granted are exercisable generally for a period of ten years after the date of grant and generally vest over a four-year period. The Plans provide that in the event of a change in control in the beneficial ownership of the Company, as defined, all options may at the discretion of the compensation committee become fully vested and exercisable immediately prior to the change in control. The Plans also specify other terms such as eligibility and annual limits.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

A summary of activity under the 1995 and 2000 Plans is as follows:

	Options	Weighted average exercise price per share
Balance at December 31, 2000	3,592,537	6.44
Granted	2,192,126	4.51
Exercised	(134,814)	1.25
Cancelled	(520,668)	8.51

Balance at December 31, 2001	5,129,181	5.54
Granted	1,613,689	1.87
Exercised	(53,281)	1.30
Cancelled	(1,719,086)	5.99

Balance at December 31, 2002	4,970,503	4.24
Granted	2,255,181	0.55
Exercised	(910,877)	0.47
Cancelled	(1,397,255)	4.45

Balance at December 31, 2003	4,917,552	3.18

At December 31, 2003, the 1995 and 2000 Plans had the following options outstanding and exercisable by price range, as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
$0.01 - 0.69	1,134,874	9.04	$0.41	1,080,286	$0.40
0.74 - 1.25	1,098,977	6.94	1.05	820,387	1.08
1.26 - 4.02	1,035,107	8.27	2.35	471,817	2.47
4.03 - 7.13	1,255,353	6.51	5.49	1,117,449	5.60
7.37 - $43.00	393,241	6.64	12.02	376,151	11.85

0.01 - 43.00	4,917,552	7.57	$3.18	3,866,090	$3.42

The Company applies APB Opinion No. 25 in accounting for its stock option plans. During the three years ended December 31, 2003, all stock options granted by the Company were made at or above the fair value on the date of grant.

In 2002 and 2001, the Company granted options to certain non-employees to purchase 155,000 and 41,850 shares of common stock, respectively. There were no non-employee options granted during the year ended December 31, 2003. Options to non-employees were also granted prior to 2000. Such options vest over a three or four-year period based upon future service requirements. In 2002 and 2001, the Company recorded deferred compensation of approximately $0.1 million and approximately $0.1 million, respectively, based on the fair value at the grant date as determined using a Black-Scholes option pricing model. Such deferred compensation is being amortized to expense using the methodology prescribed in FASB Interpretation No. 28 over the respective vesting periods. In accordance with EITF Issue 96-18, the amount of compensation expense to be recorded in

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

future periods related to the 2002, 2001, and 2000 grants is subject to change each reporting period based upon changes in the fair value of the Company’s common stock, estimated volatility and risk free interest rate until the non-employee completes performance under the option agreement. Changes in deferred compensation in the amount of $0.3 million, and $2.7 million were recorded in 2002 and 2001, respectively, related to the remeasurement of the non-employee grants.

The per share weighted average fair value of the stock options granted to employees during 2003, 2002, and 2001 was $0.42, $1.01 and $3.50 per share, respectively, on the date of grant. The per share weighted average fair value of stock options granted to non-employees during 2002 and 2001 was $0.53 and $3.62 per share, respectively, on the date of grant. Such values were determined using Black Scholes option-pricing model with the following weighted average assumptions:

Deferred compensation expense for stock options granted to employees, directors and consultants aggregated $1.6 million, $3.5 million and $3.3 million for the years ended December 31, 2003, 2002, and 2001, respectively and is recorded in research and development expense and general and administrative expense in the accompanying financials.

	2003	2002	2001
Risk-free interest rate	4.75	4.85	5.00
Volatility	90	90	90
Expected option life	5.0 years	5.5 years	7 years
Expected dividend yield	—	—	—

(18) Redeemable Convertible Preferred Stock and Common Stock

On March 31, 2003, the Company completed the issuance and sale of 1,600 units (Units) to certain investors (each an Investor and collectively, the Investors). Each Unit consists of (i) one share of the Company’s newly created Series A Redeemable Convertible Preferred Stock, $.001 par value per share (the Series A Preferred Stock), convertible into approximately 22,222.22 shares of common stock, and (ii) a warrant (Warrant) to purchase approximately 6,666.67 shares of common stock. Each Unit had a purchase price of $10,000, providing the Company with $16.0 million in net proceeds after $0.8 million was allocated to bankers’ fees. The Company also issued an additional 75 Units to a banker as a fee for this transaction. The $0.8 million, which related to the bankers fee, which was taken in 75 Units was recorded as a reduction to the carrying value of the Series A Preferred Stock as of the transaction date. The Warrants associated with the 75 Units issued to the banker in this transaction were valued at $100, based on the Black-Scholes option-pricing model, and were also recorded as a reduction to the carrying value of the Series A Preferred Stock as of the transaction date. The Warrants associated with the Units sold to the Investors were valued at approximately $2.9 million, based on the Black-Scholes option-pricing model, and recorded as a reduction in the carrying amount of the Series A Preferred Stock that was issued and an increase to additional paid-in capital. As a result of the financing transaction, the Company recorded a beneficial conversion feature of $0.7 million in the net loss allocable to common stockholders during the year ended December 31, 2003. The beneficial conversion feature was calculated as the difference between the Company’s per share value as of the commitment date and the per share value of the Series A Preferred Stock transaction after giving effect to the value associated with the Investors Warrants.

The Series A Preferred Stock is convertible into common stock, at the Investors’ discretion, at a per share conversion price of $0.45, provided, however, that no Investor is allowed to convert Series A Preferred Stock if the conversion would result in such Investor beneficially owning more than 4.99% of the Company’s outstanding

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

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

The redemption amount that the Company is required to pay equals 125% of the purchase price of the Series A Preferred Stock and the accrued and unpaid dividends, except that in the case of a change of control, the redemption equals 150% of such amount. The Series A Preferred Stock is also entitled to a liquidation preference equal to the purchase price plus all accrued and unpaid dividends. Due to the redemption characteristics of the Series A Preferred Stock, the Company has classified the carrying value of the Series A Preferred outside of stockholders’ equity in the accompanying consolidated balance sheet as of December 31, 2003. Subsequent to December 31, 2003, the Company issued a notice of redemption to the then outstanding shareholders of the Series A Preferred Stock. As a result of the redemption notice that was sent by the Company, the unamortized discount from issuance of the Series A Preferred Stock of $1.1 million was accreted up to the redemption amount of the Series A Preferred Stock in the first quarter of 2004. The carrying value of the 503 outstanding shares of Series A Preferred Stock was approximately $3.9 million at December 31, 2003.

If certain requirements as defined in the agreement are met after the second anniversary of the financing, the Company may at its option redeem the Series A Preferred Stock in whole or in part for 125% of the original purchase price. If the Company stock price exceeds certain levels for certain periods of time, as defined in the agreement, or the Company consummates an underwritten public offering of its common stock at certain levels,

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

as defined in the agreement, the Company may at its option redeem the Series A Preferred Stock in an amount equal to the original purchase price. During 2003, the Company’s stock price exceeded the level and time period that was required, as defined in the agreement, to give the Company the ability and right to redeem the Series A Preferred Stock at its option.

The Warrants are exercisable at any time after the first anniversary of the issuance date through the fifth anniversary of the issuance date at an exercise price equal to $0.45 per share. In addition, the Warrants are exercisable via a cashless exercise from the second anniversary of the issuance date through the fifth anniversary of the issuance date.

During the year ended December 31, 2003, 1,172 shares of Series A Preferred Stock were converted into 26,053,237 shares of common stock. The Company also issued 295,657 shares of common stock for dividends on outstanding shares of Series A Preferred Stock and dividends on those shares of Series A Preferred Stock, which were converted into common stock during the year ended December 31, 2003. During the year ended December 31, 2003, the Company also accrued dividends related to the Series A Preferred Stock in the amount of $0.5 million and accreted the discount of the carrying amount of the Series A Preferred Stock by $2.6 million as a result of the conversion of 1,172 shares of Series A Preferred Stock into common stock during the year ended December 31, 2003. Both the dividends and the accretion have been included in net loss allocable to common stockholders for the year ended December 31, 2003. The dividends are payable quarterly pursuant to the terms of the agreement and the Company has classified the amount of shares issuable of approximately $0.1 million as “common stock to be issued” in the accompanying consolidated balance sheet as of December 31, 2003 accordingly. Subsequent to December 31, 2003, all 503 shares Series A Preferred Stock outstanding at December 31, 2003 were converted into approximately 11.2 million shares of common stock.

In March 2002, the Board of Directors of the Company approved, subject to stockholder approval, an increase of the Company’s authorized shares of common stock to 150.0 million shares. The stockholders approved this increase in authorized shares at its annual meeting in June of 2002, and the Company filed an Amendment to its Certificate of Incorporation on June 17, 2002 effectuating the increase in authorized shares.

On March 5, 2002, the Company completed an offering through which an aggregate of 9.0 million shares were sold, including an overallotment, to a group of new and existing shareholders. The shares of common stock were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement (see below). The Company generated net proceeds as a result of this offering of approximately $21.2 million.

In June 2001, the Company sold 5,950,000 shares to a group of new and existing stockholders at a price of $6.00 per share. The shares of common stock were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement (see below). The offering raised net proceeds of approximately $33.2 million.

On May 10, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. The Company filed the registration statement to gain additional flexibility in accessing capital markets for general corporate business purposes. After the completion of the June 2001 and March 2002 financings the Company deregistered the remaining securities registered for sale by the Company under the registration statement. The Company may no longer sell any securities under this registration statement.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(19) Stockholder Rights Plan

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

Initially, the Rights will be attached to all common stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a Distribution Date, as defined in the Rights Plan, will occur if certain events as described below transpire. Rights will also be attached to all shares of common stock issued following the Record Date but prior to the Distribution Date. The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 16, 2011, unless earlier redeemed by the Company. The Distribution Date has not occurred as of December 31, 2003.

In the event that a person or a group of affiliated or associated persons becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the Board determines to be fair to, and otherwise in the best interests of, the Company and its stockholders), each holder of a Right will thereafter have the right to receive, upon exercise, that number of shares of common stock (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights Plan) of the common stock at the date of the occurrence of the event. However, Rights are not exercisable following the occurrence of any of the events set forth above until such time as the Rights are no longer redeemable by the Company. In the event that the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or, more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a Right shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights Plan) of such common stock at the date of the occurrence of the event. In March 2003, the Company amended the Rights Plan to prevent the issuance and sale of its Series A Convertible Preferred Stock and associated warrants (see Note 18) from triggering the holders of the Rights ability to exercise the Rights.

(20) Adoption of Employee Stock Purchase Plan

During the year ended December 31, 2003, the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the Plan). Employees who own more than 5% of our stock may not participate in the Plan. At the beginning of an offering period, as defined in the Plan document, each participant receives an option to purchase shares of common stock at the end of each accumulation period, at an exercise price equal to the lesser of 85% of (i) the fair market value of the common stock on the last trading day before the start of the applicable offering period (however, in the case of the first offering period the fair market value of the common stock on August 1, 2003), or (ii) the fair market value of the common stock on the last trading day of the accumulation period. The maximum number of shares that may be purchased by any participant in the Plan in an accumulation period is 25,000 shares. No participant may purchase shares having an aggregate fair market value greater than $25,000 in any calendar year. A total of 2,500,000 shares of the Company’s common stock is reserved for issuance under the Plan. The number of shares authorized under the Plan is subject to adjustment for stock splits and other similar

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

events. In addition, as of January 1 each year, beginning January 1, 2005 and ending January 1, 2007, the number of shares of common stock reserved for issuance under the Plan will be increased automatically by the lesser of: (i) 2% of the total number of shares of common stock then outstanding; or (ii) 250,000 shares. The Plan may be amended, suspended or terminated at any time by the Board of Directors. Amendments affecting any increase in the number of shares available under the Plan and any other amendment to the extent required by applicable law or regulation shall be subject to the approval of the Company’s stockholders. The Plan has not yet been implemented and there are no plans to implement the Plan at this time.

(21) Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the 401(k) Plan) covering all employees of the Company. Participants can contribute up to 15% of their pretax annual compensation to the 401(k) Plan, subject to certain limitations. The Company matches 50% of the participant’s contribution, up to 4% of compensation. For 2003, 2002 and 2001, the Company’s contributions amounted to approximately $0.4 million, $0.4 million, and $0.3 million, respectively, in accordance with the terms of the Plan.

(22) Commitments and Contingencies

The Company leases office and laboratory facilities under noncancelable operating lease arrangements. Future minimum rental commitments required by such leases as of December 31, 2003 are as follows (in thousands):

2004	$2,985
2005	2,748
2006	1,986
2007	1,610
2008	1,256
Thereafter	5,280

$15,865

Rent expense aggregated approximately $2.7 million in 2003, $3.2 million in 2002 and $2.3 million in 2001.

The Company has capital leases for certain machinery and equipment. Minimum lease payments, including interest, under capital leases amounts to approximately $0.1 million and is all due in 2004.

In connection with the Company’s acquisition of certain patents in 2002 and 2001, the Company assumed obligations to pay future amounts over the next four years. The obligations have been recorded in the accompanying consolidated balance sheet as of December 31, 2003, at the net present value of the future obligations. The payments, which are to be made to the original patent holders are as follows (in thousands):

2004	$694
2005	150
2006	150
2007	150

Total	1,144
Less current portion	694

Present value of future obligations, less current portion	$450

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

Under the amended terms of a supply agreement with BCI, we are now committed to purchase a minimum amount of materials and supplies in the amount of $0.6 million during 2003, $0.7 million during 2004 and $1.3 million during 2005 from the buyer.

In connection with the sale of assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company also reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities. We valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to sub leasing the space, and discounted the expected rents for a potential sublease of the space. The lease terminates in April of 2010. Minimum rents under the assigned lease total approximately $4.2 million.

(23) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as defendant, along with certain of its officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the Commission in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. The Company believes that the allegations are without merit and has, and intends to continue to, vigorously defend against Plaintiffs’ claims. In this regard, on or about July 15, 2002, the Company filed a motion to dismiss all of the claims against it and its officers. Though the court heard oral argument on the motion on November 1, 2002, a decision has not yet been rendered. On October 9, 2002, the court dismissed without prejudice only the Company’s individual officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with Plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. Defendants await the court’s approval of the settlement documents.

Prior to the Company’s acquisition of Lifecodes Corporation in December 2001, Lifecodes Corporation sold Medical Molecular Diagnostics GmbH, (MMD), a wholly owned subsidiary of Lifecodes Corporation based in Dresden, Germany to Deutsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH (DKMS), pursuant to a Stock Purchase Agreement dated November 15, 2002 (the SPA). Upon the acquisition of Lifecodes Corporation, the Company assumed Lifecodes Corporation’s obligations to DKMS under the SPA. On September 19, 2003, the Company received a complaint on behalf of DKMS through a Request for Service Abroad of Judicial Documents. The complaint seeks damages under the SPA for DKMS’s cost to acquire MMD. DKMS claims defects in the equipment of the MMD laboratory. The Company has not reserved any amount related to this case and believes that the allegations are without merit and intends to vigorously defend against these anticipated claims. In addition, in December 2002, the Company filed a claim in Germany against DKMS for significant unpaid accounts receivables

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

that accrued during the year ended December 31, 2002. The accounts receivables were for HLA typing services conducted by the Diagnostics business unit, which the Company sold to Tepnel Life Sciences plc in January 2004. The services performed by the Company’s Diagnostic business unit were exclusively upon DKMS’ request.

The Company is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al. The case was filed in October, 2002 and is in the early phases of discovery. By their complaint, Plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed Plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with Plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit, which is allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount.

Additionally, the Company has other certain claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on the Company’s financial position or results of operations.

(24) Quarterly Financial Data (Unaudited)

The following tables represent certain unaudited consolidated quarterly financial information for each of the quarters in 2003 and 2002. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the annual consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the period presented (in thousands, except per share data):

	Quarters ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total revenues	$12,738	$12,364	$11,833	$13,692
Gross margin on service revenues	5,544	5,591	4,043	4,948
Loss from continuing operations	(4,081)	(5,485)	(2,264)	(1,952)
Income/loss from discontinued operations	(199)	(3,893)	(1,028)	(4,027)
Net loss	(4,280)	(9,468)	(3,841)	(5,979)
Net loss allocable to common stockholders	(5,024)	(10,183)	(4,994)	(7,290)
Basic and diluted net loss per share allocable to common stockholders	$(0.09)	$(0.18)	$(0.08)	$(0.09)

	Quarters ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Total revenues	$11,701	$12,384	$13,343	$12,997
Gross margin on product revenue and access fees	475	311	(397)	375
Gross margin on service revenue	3,699	5,008	5,637	4,296
Loss from continuing operations	(11,031)	(12,587)	(19,680)	(27,796)
Income/loss from discontinued operations	514	367	(2,599)	(7,285)
Net loss	(10,517)	(12,220)	(22,279)	(35,081)
Net loss allocable to common stockholders	(10,517)	(12,220)	(22,279)	(35,081)
Basic and diluted net loss per share allocable to common stockholders	$(0.21)	$(0.22)	$(0.40)	$(0.63)

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(25) Subsequent Events

Common Stock Offering

On February 26, 2004, the Company entered into definitive agreements with new and existing institutional investors to raise approximately $30.3 million in gross proceeds in a common stock private equity financing. Pursuant to the agreements, the Company sold approximately 15.8 million shares of common stock at $1.92 per share and granted the investors four-year warrants to purchase approximately an additional 3.2 million shares of the Company’s common stock at an exercise price of $2.64 per share. The transaction closed on February 27, 2004. The securities issued in this transaction have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements. The Company intends to file a registration statement covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants, by March 26, 2004.

Consummation of the Sale of the Diagnostics Business

In January 2004, the Company completed the sale of certain assets related to its Diagnostics products and services to Tepnel Life Sciences, plc for a combination of $3.5 million in cash and assumption of certain liabilities, which is subject to a further adjustment in respect of net assets once completion accounts have been prepared and agreed by both parties. The transaction included transfer of primarily one facility and all employees associated exclusively with the business. In connection with the sale of these assets and liabilities to Tepnel, the Company unconditionally guaranteed Tepnel’s obligations under the lease for the Stamford, Connecticut based facility, which was assigned to Tepnel. The Company also reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities.

Announcement of Reverse Stock Split

On February 27, 2004 our stockholders approved a reverse stock split and on March 23, 2004, our board of directors approved the implementation of a 1-for-5 reverse stock split. We expect the reverse stock split will be effective as of March 30, 2004 and our common stock will begin trading on a split-adjusted basis when trading opens on March 31, 2004. The accompanying consolidated financial statements do not reflect any impact of this reverse stock split.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management”, “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and “Code of Conduct and Ethics” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Share Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” and “Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit and Non-Audit Fees” of our Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K.

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the consolidated financial statements or notes thereto.

Item 15(a)(3)	Exhibits

Exhibit Number	Description

(2)3.1	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)

(2)3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)

(2)3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002 (filed as Exhibit 3.3)

(2)3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)

(3)3.5	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)

(4)3.6	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4)

(5)4.1	Specimen certificate for share of common stock (filed as Exhibit 4.1)

(6)4.2	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1)

(3)4.3	First Amendment to Rights Agreement by an between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)

(3)4.4	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1)

(8)4.5	Form of Warrant dated February 27, 2004 between Registrant and investors (filed as Exhibit 4.1)

(1)10.1	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

(1)10.2	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

(1)10.3	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)

Exhibit Number	Description

(1)10.4	Lease Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated March 6, 1998 (filed as Exhibit 10.4)

(1)†10.5	Collaboration Agreement, by and between the Registrant and Affymetrix, Inc., dated November 5, 1999, as amended by Amendment No. 1, dated November 12, 1999 (filed as Exhibit 10.5)

(1)10.6	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Dale R. Pfost, Ph.D. (filed as Exhibit 10.7)

(1)10.8	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Donald R. Marvin (filed as Exhibit 10.8)

(7)10.15	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)

(7)10.16	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)

(7)10.17	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)

(9)10.18	Loan and Security Agreement between Registrant and Comerica Bank California dated December 23, 2002 (filed as Exhibit 10.18)

(3)10.19	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1)

(3)10.20	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2)

(8)10.21	Form of Securities Purchase Agreement dated February 27, 2004 between the Registrant and investors (filed as Exhibit 4.2)

†10.22	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs

†10.23	Agreement dated July 15, 2002 between the Registrant and Forensic Alliance Limited

10.24	Employment Agreement, as amended, dated May 16, 2003 between the Registrant and Paul J. Kelly

†10.25	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology

†10.26	Exclusive Patent License Agreement dated October 1, 2003 between the Registrant and Saint Louis University

†10.27	Settlement Agreement dated August 6, 2002 between Registrant and Saint Louis University

†10.28	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between Registrant and Saint Louis University

(9)10.29	Asset Purchase Agreement dated as of October 30, 2003 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC, Tepnel North America Corporation and Tepnel Lifecodes Corporation (as Exhibit 99.1)

(10)10.30	Amendment, Waiver and Revocation of Termination of Asset Purchase Agreement dated as of January 21, 2004 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC, Tepnel North America Corporation and Tepnel Lifecodes Corporation (as Exhibit 2.2)

(9)10.31	Business Purchase Agreement dated as of October 30, 2003 among the Registrant, Orchid BioSciences Europe Limited, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 99.2)

(9)10.32	Share Purchase Agreement dated as of October 30, 2003 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 99.3)

Exhibit Number	Description

(10)10.33	Letter Agreement dated December 9, 2003 among the Registrant, Orchid BioSciences Europe Limited, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 2.5)

(10)10.34	Letter Agreement dated January 21, 2004 among the Registrant, Orchid BioSciences Europe Limited, Lifecodes Corporation, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 2.6)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Act.
(1)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-1, File No. 333-30774.
(2)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.
(3)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the March 31, 2003 event.
(4)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001
(5)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2001.
(6)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form 8-A.
(7)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-8, File No. 333-76744.
(8)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the February 27, 2004 event.
(9)	Previously filed with the Commission as Exhibit to, and incorporated by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2003.
(11)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2004.

Item 15 Reports on Form 8-K

The Company filed or furnished the following reports on form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2003:

Form 8-K filed on November 14, 2003 announcing the entering into of definitive agreements with Tepnel Life Sciences PLC for the sale of the Company’s diagnostics business unit.

Form 8-K furnished on November 18, 2003 announcing the Company’s financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID BIOSCIENCES, INC.

Date: March 26, 2004	By:	/s/ MICHAEL E. SPICER
Michael E. Spicer Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ PAUL J. KELLY, MD Paul J. Kelly, MD	Director and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

By:	/s/ MICHAEL E. SPICER Michael E. Spicer	Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	March 26, 2004

By:	/s/ GEORGE H. POSTE, DVM, PhD. George H. Poste	Director and Chairman of the Board	March 26, 2004

By:	/s/ SIDNEY M. HECHT, PhD Sidney M. Hecht, PhD	Director	March 26, 2004

By:	/s/ KENNETH D. NOONAN, PhD Kenneth D. Noonan, PhD	Director	March 26, 2004

By:	/s/ ROBERT M. TIEN, M.D., MPH Robert M. Tien, M.D., MPH	Director	March 26, 2004

By:	/s/ NICOLE S. WILLIAMS Nicole S. Williams	Director	March 26, 2004

Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

(2)3.1	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)

(2)3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)

(2)3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002 (filed as Exhibit 3.3)

(2)3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)

(3)3.5	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)

(4)3.6	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4)

(5)4.1	Specimen certificate for share of common stock (filed as Exhibit 4.1)

(6)4.2	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1)

(3)4.3	First Amendment to Rights Agreement by an between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)

(3)4.4	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1)

(8)4.5	Form of Warrant dated February 27, 2004 between Registrant and investors (filed as Exhibit 4.1)

(1)10.1	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

(1)10.2	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

(1)10.3	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)

(1)10.4	Lease Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated March 6, 1998 (filed as Exhibit 10.4)

(1)†10.5	Collaboration Agreement, by and between the Registrant and Affymetrix, Inc., dated November 5, 1999, as amended by Amendment No. 1, dated November 12, 1999 (filed as Exhibit 10.5)

(1)10.6	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Dale R. Pfost, Ph.D. (filed as Exhibit 10.7)

(1)10.8	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Donald R. Marvin (filed as Exhibit 10.8)

(7)10.15	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)

(7)10.16	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)

Exhibit Number	Description

(7)10.17	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)

(9)10.18	Loan and Security Agreement between Registrant and Comerica Bank California dated December 23, 2002 (filed as Exhibit 10.18)

(3)10.19	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1)

(3)10.20	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2)

(8)10.21	Form of Securities Purchase Agreement dated February 27, 2004 between the Registrant and investors (filed as Exhibit 4.2)

†10.22	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs

†10.23	Agreement dated July 15, 2002 between the Registrant and Forensic Alliance Limited

10.24	Employment Agreement, as amended, dated May 16, 2003 between the Registrant and Paul J. Kelly

†10.25	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology

†10.26	Exclusive Patent License Agreement dated October 1, 2003 between the Registrant and Saint Louis University

†10.27	Settlement Agreement dated August 6, 2002 between Registrant and Saint Louis University

†10.28	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between Registrant and Saint Louis University

(9)10.29	Asset Purchase Agreement dated as of October 30, 2003 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC, Tepnel North America Corporation and Tepnel Lifecodes Corporation (as Exhibit 99.1)

(10)10.30	Amendment, Waiver and Revocation of Termination of Asset Purchase Agreement dated as of January 21, 2004 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC, Tepnel North America Corporation and Tepnel Lifecodes Corporation (as Exhibit 2.2)

(9)10.31	Business Purchase Agreement dated as of October 30, 2003 among the Registrant, Orchid BioSciences Europe Limited, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 99.2)

(9)10.32	Share Purchase Agreement dated as of October 30, 2003 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 99.3)

(10)10.33	Letter Agreement dated December 9, 2003 among the Registrant, Orchid BioSciences Europe Limited, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 2.5)

(10)10.34	Letter Agreement dated January 21, 2004 among the Registrant, Orchid BioSciences Europe Limited, Lifecodes Corporation, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 2.6)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Act.
(1)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-1, File No. 333-30774.
(2)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.
(3)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the March 31, 2003 event.
(4)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001
(5)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2001.
(6)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form 8-A.
(7)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-8, File No. 333-76744.
(8)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the February 27, 2004 event.
(9)	Previously filed with the Commission as Exhibit to, and incorporated by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2003.
(11)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2004.

Where a document is incorporated by reference from a previous filing, the Exhibit number or Annex in that previous filing is indicated in parentheses after the description of such document.

Schedule II

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002 and 2001

(In thousands)

Column A	Column B	Column C			Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (net)		Deduction	Balance at end of period
2003:
Allowance for doubtful accounts	$1,220	429			478	1,136
2002:
Allowance for doubtful accounts	751	469	—		—	1,220
2001:
Allowance for doubtful accounts	508	106	266	(1)	129	751

(1)	Relates to an increase in the Company’s allowance for doubtful accounts recorded upon the acquisition of Lifecodes which effect has not been included in the Company’s consolidated results of operations.