Form 10-Q
period 2004-03-31
ORCHID BIOSCIENCES INC
filed 2004-05-17
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 10, 2004, the registrant had 22,234,484 shares of common stock outstanding.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$31,717	$9,938
Restricted cash	953	953
Accounts receivable, net	11,104	9,976
Inventory	1,529	1,172
Prepaids and other current assets	1,046	2,583
Assets of a business component held for sale	—	4,595

Total current assets	46,349	29,217
Fixed assets, net	10,649	11,071
Goodwill, net	2,719	2,686
Other intangibles, net	14,536	14,942
Restricted cash	1,113	1,113
Other assets	206	400

Total assets	$75,572	$59,429

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,925	$4,768
Accrued expenses	12,085	9,971
Current portion of long-term debt	1,285	1,889
Deferred revenue	1,662	1,812
Liabilities of a business component held for sale	—	3,156

Total current liabilities	16,957	21,596
Long-term debt, less current portion	278	415
Accrued restructuring, less current portion	1,440	782
Other liabilities	2,050	1,592

Total liabilities	20,725	24,385
Redeemable Convertible Series A preferred stock;
Designated 1,680 shares: $.001 per share par value; 0 and 1,675 shares issued as of March 31, 2004 and December 31, 2003, respectively; 0 and 503 shares outstanding as of March 31, 2004 and December 31, 2003, respectively; stated, minimum redemption and liquidation value of $5,025	—	3,897
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares designated 1,680 shares of redeemable convertible Series A preferred stock, and 1,675 shares issued as of March 31, 2004 and December 31, 2003, respectively and 503 shares outstanding as of December 31, 2003	—	—
Series A junior participating preferred stock, $.001 par value. Designated 1,000,000 shares; no shares issued or outstanding
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 22,202,806 and 16,717,498 at March 31, 2004 and December 31, 2003, respectively	22	16
Common stock, $0.001 par value. 20,115 shares to be issued	—	149
Additional paid-in capital	347,304	317,055
Deferred compensation	—	(212)
Accumulated other comprehensive income	1,962	1,641
Accumulated deficit	(294,441)	(287,502)

Total stockholders’ equity	54,847	31,147

Total liabilities and stockholders’ equity	$75,572	$59,429

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

Three months ended March 31, 2004 and 2003

(In thousands, except per share data)

(unaudited)

	2004	2003
Revenues:
Service revenues	$13,294	$12,541
Other revenues	174	197

Total revenues	13,468	12,738

Operating expenses:
Cost of service revenues	8,343	6,997
Research and development	417	1,205
Marketing and sales	1,726	1,868
General and administrative	7,534	5,960
Restructuring	1,130	—
Amortization of intangible assets	452	455

Total operating expenses	19,602	16,485

Operating loss	(6,134)	(3,747)
Other income (expense):
Interest income	9	13
Interest expense	(55)	(156)
Other income/(expense)	(117)	153

Total other income/(expense), net	(163)	10

Loss from continuing operations before income taxes	(6,297)	(3,737)
Income tax expense	(135)	(344)

Loss from continuing operations	(6,432)	(4,081)
Discontinued operations:
Loss from operations of a business held for sale	(507)	(199)

Net loss	(6,939)	(4,280)
Dividends to Series A preferred shareholders	(14)	—
Accretion of Series A preferred stock discount	(1,129)	—
Beneficial conversion feature of redeemable Series A preferred stock	—	(744)

Net loss allocable to common stockholders	$(8,082)	$(5,024)

Basic and diluted loss from continuing operations per share allocable to common stockholders	$(0.39)	$(0.43)
Basic and diluted loss from discontinued operations per share	$(0.03)	$(0.02)
Basic and diluted net loss per share allocable to common stockholders	$(0.41)	$(0.45)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	19,651	11,148

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Three months ended March 31, 2004 and 2003

(In thousands)

(unaudited)

	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(6,432)	$(4,081)
Loss from discontinued operations	(507)	(199)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Cash provided by discontinued operations	—	49
Noncash compensation expense	212	481
Depreciation and amortization	1,306	1,618
Non cash expense for warrants issued as a financing fee and modification of stock options	—	133

Bad debt expense	23	—
Loss of sale of investment	125	—
Changes in assets and liabilities:
Accounts receivable	(1,151)	189
Inventory	(357)	(246)
Prepaids and other current assets	400	456
Other assets	(166)	—
Accounts payable	(2,843)	62
Accrued expenses, including restructuring	5,923	1,202
Deferred revenue	(150)	401
Other liabilities	458	(44)

Net cash provided by (used in) operating activities	(3,159)	21

Cash flows from investing activities:
Capital expenditures	(432)	(217)
Proceeds from the sale of investments	196	—

Net cash used in investing activities	(236)	(217)

Cash flows from financing activities:
Net proceeds from issuance of common stock	26,209	—
Net proceeds from issuance of redeemable convertible preferred stock	—	8,550
Repayment of debt from line of credit	(741)	(5,851)
Payments of patent obligations	(575)	—

Net cash provided by financing activities	24,893	2,699

Effect of foreign currency translation on cash and cash equivalents	281	(55)

Net increase in cash and cash equivalents	21,779	2,448
Cash and cash equivalents at beginning of period	9,938	9,985

Cash and cash equivalents at end of period	$31,717	$12,433

Supplemental disclosure of noncash financing and investing activities:
Changes in deferred compensation for grant, forfeiture and remeasurement of common stock options	—	$512
Issuance of common stock warrants to investors of the redeemable preferred stock	—	2,903
Issuance of units of redeemable preferred stock to placement agent as a financing fee	—	750
Issuance of common stock warrants to placement agent of the redeemable preferred stock	—	120
Beneficial settlements of purchase accounting obligations	—	7,450
Beneficial conversion feature of redeemable preferred stock	—	744
Dividends to Series A preferred shareholders issued or issuable in common stock	14	—
Accretion of Series A preferred stock discount resulting from conversions and probable redemption	1,129	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$55	$148

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

Three months ended March 31, 2004

(In thousands, except shares)

(unaudited)

	Common Stock		Common Stock to be issued	Additional Paid-in Capital	Deferrred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2003:	16,717,498	$16	$149	$317,055	$(212)	$1,641	$(287,502)	$31,147
Comprehensive loss:
Net loss	—	—	—	—	—	—	(6,939)	(6,939)
Foreign currency translation adjustment	—	—	—	—	—	360	—	360
Unrealized loss on available-for-sale securities	—	—	—	—	—	(39)	—	(39)

Comprehensive loss	—	—	—	—	—	321	(6,939)	(6,618)
Issuance of common stock for conversion of Series A preferred stock	2,233,778	2	—	3,895	—	—	—	3,897
Issuance of common stock in private placement	3,157,800	3	—	26,104	—	—	—	26,107
Issuance of common stock from cashless exercise of warrants	32,621	—	—	—	—	—	—	—
Issuance of common stock from exercise of stock options	39,423	1	—	101	—	—	—	102
Issuance of common stock as dividends to Series A preferred shareholders who converted	1,571	—	—	—	—	—	—	—
Dividends paid and payable in common stock to Series A preferred shareholders	20,115	—	(149)	149	—	—	—	—
Amortization of deferred compensation	—	—	—	—	212	—	—	212

Balance at March 31, 2004	22,202,806	$22	$—	$347,304	$—	$1,962	$(294,441)	$54,847

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003

(in thousands, except per share data)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements of Orchid BioSciences, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (SEC).

On January 9, 2004, the Company announced an intention to seek stockholder approval of a proposal to implement a reverse stock split ranging from 1-for-3 shares to 1-for-7 shares. On February 27, 2004, the Company obtained stockholder approval to implement the reverse stock split. On March 25, 2004, the Company announced that the Board of Directors had approved a reverse stock split ratio of 1-for-5. The Company began trading on a reverse split basis on March 31, 2004. All amounts presented in this quarterly report have been adjusted to reflect the reverse stock split on a retroactive basis.

(b) Organization and Business Activities

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

The Company has not achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations and positive cash flows can be achieved or, if ever achieved, could be sustained on a continuing basis. The Company’s accumulated deficit aggregated $294.4 million at March 31, 2004. The Company expects that its existing cash on hand will be sufficient to fund the Company’s operations at least through the next twelve months. On February 27, 2004, the Company consummated a common stock private equity financing with gross proceeds of $30.3 million (net amount of $26.1 million, after fees paid to investment bankers and other expenses of the financing).

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

On January 8, 2004, the Company sent formal notice to holders of its Series A convertible preferred stock calling for the redemption of all outstanding Series A redeemable convertible preferred stock no later than February 6, 2004. All holders of Series A convertible preferred stock converted their shares to common stock prior to the redemption date.

In January 2004, the Company completed the sale of its Diagnostics business to Tepnel Life Sciences, PLC for approximately $3.5 million in cash, less selling expenses. The closure of the transaction is subject to certain purchase price adjustments as defined in the agreement. The Company and Tepnel have selected a neutral third party auditor to determine the final sale amount. Management does not believe that there will be any material change to the amounts received in connection with this sale.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004 and 2003

(in thousands, except per share data)

(c) Consolidated Financial Statements

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in US financial institutions and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company also maintains $2.1 million of restricted cash as of March 31, 2004 pursuant to the requirements of its long-term debt (See Note 7)

(e) Short-Term Investments

Short-term investments consist of corporate debt securities with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its short-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices at March 31, 2004. Cost is determined on a specific identification basis. The Company considered all of these investments to be available-for-sale.

(f) Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

(g) Fixed Assets

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

(h) Business Combinations, Goodwill and Intangible Assets

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

Goodwill represents the excess purchase price over fair value of net assets acquired in a business combination. Intangible assets acquired as a result of a business combination are recorded at their fair value at the acquisition date. Intangible assets acquired individually are recorded at their acquisition cost. Prior to the full adoption of SFAS 142, goodwill was amortized like other intangible assets. Other intangible assets are amortized on a straight-line basis over their estimated useful lives.

(i) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

On January 1, 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment (as previously defined in that Opinion). In accordance with SFAS 144, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004 and 2003

(in thousands, except per share data)

indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

(j) Income Taxes

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

During the three months ended March 31, 2004 and 2003, the Company has recorded $135 and $344, respectively, in foreign income tax expense associated with the Company’s operations in Europe, which is currently generating income.

(k) Revenue Recognition

The Company is engaged in the development and delivery of genetic testing, or genotyping, services that generate information related to genetic susceptibility, uniqueness, or the genetic variability that distinguishes one organism from another. The Company recognizes DNA laboratory services revenues at the time test results are completed and reported. Deferred revenues represent the unearned portion of payments received in advance of tests being completed and reported. Unbilled receivables represent revenue, which has been earned on completed and reported tests, but has not been billed to the customer. Revenues from license arrangements, including license fees creditable against future royalty obligations of the licensee, are recognized when an arrangement is entered into if the Company has no significant continuing involvement under the terms of the arrangement. If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period. Management has made estimates and assumptions relating to the performance period, which are subject to change. Changes in these estimates and assumptions could affect the amount of revenues from licenses reported in any given period. Revenues from research and development agreements are recognized when related research expenses are incurred and when the Company has satisfied specific obligations under the terms of the respective agreements.

(l) Research and Development

Costs incurred for research and product development, including salaries and related personnel costs, fees paid to consultants and outside service providers, are expensed as incurred. In addition, the Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements. Costs incurred in obtaining technology licenses and development of software is charged to research and development expense if the technology licensed or the software has not reached technological feasibility.

(m) Stock-Based Compensation

The Company accounts for its stock-based compensation to employees and members of the board of directors in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market price (estimated fair value prior to the initial public offering in May 2000 (IPO)) of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended (SFAS 123) which permits entities to provide pro forma net loss and net loss per share disclosures for stock-based compensation as if the fair value method defined in SFAS 123 had been applied. Pro forma net loss and net loss per share disclosures for stock-based compensation have been

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004 and 2003

(in thousands, except per share data)

prepared as if the fair value method had been applied in periods subsequent to the Company’s IPO and as if the minimum value method had been applied prior to the Company’s IPO, as the Company was not a public registrant during those years. As required by SFAS 123, transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair value basis in accordance with SFAS 123 and related interpretations.

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

Had the Company determined compensation cost for options based on the fair value method for 2004 and 2003 for its stock options under SFAS 123, the Company’s net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended March 31
	2004	2003
Net loss allocable to common stockholders:
As reported	$(8,082)	$(5,024)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	212	481
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(247)	(701)
Pro forma under SFAS 123	$(8,117)	$(5,244)
Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.41)	$(0.45)
Pro forma under SFAS 123	(0.41)	(0.47)

In determining the fair value for grants of common stock options, the Company used the following assumptions:

	Three months ended March 31
	2004	2003
Risk-free interest rate	4.75%	4.85%
Volatility	90%	90%
Expected option life	5.0 years	5.5 years
Expected dividend yield	0%	0%

(n) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(o) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values because of the short maturity of these instruments. The interest rates on long-term debt and capital leases approximates rates for similar types of borrowing arrangements at March 31, 2004 and December 31, 2003, therefore, the fair value of the long-term debt and capital leases approximate the carrying value at March 31, 2004 and December 31, 2003.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004 and 2003

(in thousands, except per share data)

(p) Net Loss Per Share

Net loss per share is computed in accordance with SFAS 128, Earnings Per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each year presented, the Company has certain options, warrants, and mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal. For the three months ended March 31, 2004, the Company has reflected $1.1 million relating to the accretion of Series A preferred stock discount and for the three months ended March 31, 2003, the Company recorded $0.7 million as a beneficial conversion feature in the net loss allocable to common stockholders as result of the Series A Convertible Preferred Stock sold in March 2003.

(q) Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement beginning in the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard had no impact on the Company’s consolidated financial position or results of operations. On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options. The FASB issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95 on March 31, 2004. The eventual adoption of this proposed statement, if issued in final form by the FASB will have a material effect on the Company’s consolidated financial statements.

(r) Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Inventory

Inventory is comprised of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$1,311	$941
Work in progress	218	231
Finished goods	—	—

	$1,529	$1,172

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping and to manufacture consumables. Work in progress consists mainly of case work not yet completed and kits that are in the production process.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004 and 2003

(in thousands, except per share data)

(3) Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Base technology	$5,980	$(2,126)	$3,854	$5,980	$(1,999)	$3,981
Customer lists	5,040	(1,852)	3,188	5,040	(1,732)	3,308
Trademark/tradename	3,946	(1,060)	2,886	3,946	(969)	2,977
Patents and know-how	4,895	(649)	4,246	4,895	(549)	4,346
Other	743	(381)	362	743	(413)	330

Totals	$20,604	$(6,068)	14,536	$20,604	$(5,662)	$14,942

The Company has estimated the following useful lives as follows:

Useful Life
Customer lists	11
Base technology	10-12
Trademarks and tradename	10-15
Patents and know-how	10-15
Other	4

The weighted average useful life for these intangible assets is approximately 9.43 years.

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows:

Nine months ended December 31, 2004	1,346
2005	1,699
2006	1,699
2007	1,699
2008	1,699

The following table sets forth the activity during the three months ended March 31, 2004 as it relates to goodwill (in thousands):

	Gross	Accumulated amortization	Net
Balance as of December 31, 2003	3,146	(460)	2,686
Other (due to the effect of foreign currency translation)	33	—	33

Balance as of March 31, 2004	$3,179	$(460)	$2,719

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

(4) Accrued Expenses

Accrued expenses are comprised of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Employee compensation	$1,841	247
Current portion of patent obligations	308	694
Royalties on licensed technology	658	904
Restructuring, current portion	1,450	1,251
Professional fees	2,553	1,435
Acquisition and divestiture related liabilities	266	1,000

Corporate and other taxes	4,058	3,831
Other	951	394

	$12,085	9,971

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004 and 2003

(in thousands, except per share data)

(5) Restructuring

During the three months ended March 31, 2004, the Company recognized an additional $1.2 million in restructuring charges related to one of the Company’s former operating facilities in Princeton, NJ. The additional charge was a result of a change in management’s estimate as to when this facility is expected to be subleased and the estimated discount associated with such a sublease arrangement.

As of March 31, 2004 and December 31, 2003, the Company had $2.9 million and $2.0 million, respectively, in restructuring accruals outstanding of which approximately $1.4 million and approximately $0.8 million, respectively, is classified as a long-term liability. The most significant remaining liability relates to facility obligations.

The following is a roll forward of the restructuring reserve (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2003	$469	$1,566	$2,035
Additional reserve recorded in the three months ended March 31, 2004	—	1,184	1,184
Non-cash adjustments	(54)	—	(54)
Cash payments in the three months ended March 31, 2004	—	(273)	(273)

Restructuring liability as of March 31, 2004	$415	$2,477	$2,892

(6) Discontinued Operations

On January 21, 2004, pursuant to the terms of an Asset Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes Corporation, a wholly-owned subsidiary of the Company, Tepnel Life Sciences plc (Tepnel), Tepnel North America Corporation, a wholly-owned subsidiary of Tepnel, and Tepnel Lifecodes Corporation, a wholly-owned subsidiary of Tepnel North America Corporation, as amended (the US Purchase Agreement), a Business Purchase Agreement dated as of October 30, 2003 among the Company, Orchid BioSciences Europe Limited, a wholly-owned subsidiary of the Company, Tepnel and Tepnel Diagnostics Limited, a wholly-owned subsidiary of Tepnel, as amended (the UK Purchase Agreement), and a Share Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes Corporation, Tepnel and Tepnel Diagnostics Limited, as amended (the Belgian Purchase Agreement), Tepnel completed its acquisition of certain assets and liabilities of the Company’s Diagnostics business unit. The aggregate purchase price was $3.5 million in cash, subject to certain post-closing adjustments. The Company and Tepnel have selected a neutral third party auditor to determine the final sale amount. Management does not believe that there will be any material change to the amounts received in connection with the sale. The Company has reflected the net realizable value of its Diagnostic assets and liabilities in its consolidated balance sheet as of December 31, 2003. The net realizable value has been calculated at the expected proceeds from the sale less costs to sell. In connection with the sale of these assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which lease was assigned to Tepnel. The Company also reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities, which is in included in other long term liabilities in the accompanying consolidated balance sheet as of March 31, 2004 and December 31, 2003 accordingly. See note 10 for further discussion of this matter.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of the Diagnostics business unit held for sale in the results from continuing operations. The results of operations for this business unit held for sale has been reflected in discontinued operations. The losses from discontinued operations for the three months ended March 31, 2004 and 2003, respectively, consists of the following (in thousands):

	2004	2003
Revenues	$508	$2,690
Costs of products and services revenues	616	1,788

Gross margin	(108)	902
Research and development	122	373
Selling and marketing	126	541
General and administrative	151	190

Operating loss	(507)	(202)
Other income	—	3

Net loss	$(507)	$(199)

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004 and 2003

(in thousands, except per share data)

The Company sold the assets and liabilities of the business unit held for sale in January 2004, therefore all of the assets and liabilities as of December 31, 2003 have been reflected as current. The components of these assets and liabilities at December 31, 2003 are as follows (in thousands):

December 31, 2003
Accounts receivable	$1,795
Inventory	2,621
Other current assets	179

Current assets	4,595
Fixed assets	—
Intangible assets	—

Total assets	4,595
Accounts payable and accrued expenses	3,156
Other liabilities	—

Net assets	$1,439

(7) Debt

On December 23, 2002, the Company consummated a line of credit with a commercial bank for a maximum of $10.0 million. This line of credit was terminated in December of 2003. In 2002, pursuant to the terms of the line of credit, the Company also issued 43,000 warrants to purchase common stock of the Company at an exercise price of $3.20 per share. The warrants were immediately exercisable and had a five-year term. The Company calculated the fair value of the warrants using the Black Scholes option-pricing model. This value was recorded as debt issuance costs and is being amortized over the term of the debt. These warrants were exercised and common stock was issued in January of 2004.

In December 1998, the Company entered into a $6.0 million equipment loan line, which is secured by the purchased equipment whose availability expired in 1999. In December 2000, the Company amended the loan line and established a new borrowing base of $8.0 million. As of March 31, 2004 and December 31, 2003, the Company does not have the ability to draw down on the loan line due to the expiration of the loan line in December 2001. At March 31, 2004 and December 31, 2003, the Company had approximately $1.5 million and approximately $2.3 million outstanding under this arrangement. If the Company did not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35.0 million or twelve month’s cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), the Company was required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. The Company was also required to provide a cash security deposit or obtain a letter of credit equal to approximately $2.2 million plus 50% of any future draw amount no later than June 30, 2001, unless the Company completed a follow-on equity offering of at least $50.0 million in net unrestricted proceeds. During 2001, the Company did complete a follow-on offering. However, the net unrestricted proceeds from this offering of $33.2 million were less than the minimum amount required under the loan line. The Company has received written notice from the lender stating that the lender waived the requirement of a pledge of cash security deposit or letter of credit under this agreement. In addition, subsequent to March 31, 2002, the Company did not maintain the minimum unrestricted cash as defined in the Agreement. The Company has also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter of credit under this agreement for the period of non-compliance through June 19, 2002. On June 19, 2002, the Company obtained a letter of credit in the amount of approximately $2.7 million as required by the amended line of credit, which was supported by a cash restriction on certain securities held by the Company. During 2003, the Company’s required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because the Company continued to pay down its monthly obligation in accordance with the original terms of the loan line. The restricted cash amount has been reduced accordingly as of March 31, 2004 to approximately $1.2 million. This cash restriction, in addition to cash restricted under two of the Company’s operating leases, is reflected as restricted cash in the consolidated balance sheet as of March 31, 2004 and December 31, 2003 of $2.1 million, of which approximately $1.1 million is classified as a long term asset.

        All borrowings under the facility are to be repaid in monthly principal installments plus interest over 48 months from the date of funding, with the final 15% of the original principal amount due in a balloon payment at the end of loan term. At December 31, 2003, annual interest rates on the seven draws range from 9.16% to 11.66%. During 1999, in connection with this arrangement, 4,178 warrants to purchase common stock were granted at the time of the borrowings with exercise prices, which ranged from $22.50 to $61.25 per share. The fair value of these warrants of approximately $0.1 million, as determined using a Black-Scholes option pricing model, was recorded as debt issuance costs and is being amortized over the term of the debt.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004 and 2003

(in thousands, except per share data)

Long-term debt is comprised of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Equipment loan line secured by purchased equipment	$1,530	$2,238
Capital lease obligations (see Note 10) and other long-term debt	33	66

	1,563	2,304
Less current portion	1,285	1,889

Long-term debt, less current portion*	$278	$415

*	Amount due in 2005

(8) Segment Information

From its inception in 1995, the Company has engaged in several different technologies and businesses, a number of which the Company has since elected to exit. On December 19, 2002, the Company sold its Life Sciences instrumentation business and related assets to Beckman Coulter, Inc. (BCI), and during the year ended December 31, 2002, the Company made the decision to sell the Diagnostics business unit. In January 2004, the Company completed the sale of certain assets related to its Diagnostics products and services to Tepnel. After the Company exited these businesses, the Company determined that it operated its business under one segment, the development and delivery of genetic testing, or genotyping, services that generate information related to genetic susceptibility, uniqueness, or the genetic variability that distinguishes one organism from another. During the quarters ended March 31, June 30 and September 30 of 2003, the Company reported Orchid public health as a separate segment, however, upon further analysis, the Company concluded public health should be included with our Identity Genomics business unit and the Company now operates under one reporting segment.

Prior to 2003, the Company had historically operated in two segments, Identity Genomics and Life Sciences, each of which represented activities of strategic businesses that were historically managed separately because each business provided distinct products and services. The Life Sciences segment marketed and sold equipment and consumables for SNP scoring and other genetic analyses, whereas the Identity Genomics segment included genotyping services and DNA laboratory analysis for paternity, forensic and transplantation testing and SNP scoring services. During 2002, the Company continued to market and sell these products and provide these services to its customers; however, in early 2002, the Company completed an internal process of realigning its business into four business units.

The Company committed to sell its Diagnostic business unit during 2002. As a result of this decision, the segment information in 2003 for the Diagnostics business unit has been excluded below. Note 6 depicts the operations of that business which is reflected as discontinued operations and the assets and liabilities of that business unit were considered as “held for sale” during 2003. The chief operating decision maker of the Company measures segment profit/(loss) using operating income/(loss), which excludes other income (expense) and allocation of corporate expenditures. These corporate costs, which include treasury, human resources, finance, restructuring costs and certain other corporate functions, are included in Corporate and all other. “All other” also reflects the operations of Orchid GeneShield, which during the three months ended March 31, 2004 and 2003 was considered to be insignificant from a segment reporting perspective. Goodwill has been allocated to each reportable segment as shown below. In accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company determined it was impracticable to restate previously reported segment information. As the Company has exited from its Life Sciences business in 2002, neither the old nor the new basis of segmentation result in revenues, expenses or assets attributable to the Life Sciences business in 2004.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004 and 2003

(in thousands, except per share data)

	Identity Genomics	Life Sciences	Corporate and all other	Total
	(in thousands)
As of and for the three months ended March 31, 2004:
Revenues from external customers	$13,294	$—	$174	$13,468
Segment operating loss	(234)	—	(5,900)	(6,134)
Depreciation and amortization expense	1,056	—	250	1,306
Noncash stock based compensation	—	—	212	212
Capital expenditures	425	—	7	432
Total assets from continuing operations	39,362	—	36,210	$75,572
Total assets from discontinued operations				—
Total assets				$75,572
As of and for the three months ended March 31, 2003:
Revenues from external customers	$10,671	$1,776	$291	$12,738
Segment operating loss	1,934	721	(6,402)	(3,747)
Goodwill	3,048	—	—	3,048
Total assets from continuing operations	36,016	2,601	29,362	$67,979
Total assets from discontinued operations				10,594
Total assets				$78,573

For the three months ended March 31, 2004, the Company generated approximately $3.8 million or 28% of its total revenues through agreements with two contractors. These contractors generated approximately $3.7 million or 29% of its total revenues during the three months ended March 31, 2003.

As a result of the Company’s acquisition of Cellmark in February 2001, the Company now has significant international operations, primarily in the UK. During the three months ended March 31, 2004 and 2003, the Company recorded revenues from international customers, of approximately $5.4 million, or 40% and $4.6 million or 36%, respectively, of total revenues. Contracts with two customers account for approximately 70% and 81% of total international revenues for the three months ended March 31, 2004 and 2003, respectively.

(9) Redeemable Convertible Preferred Stock and Common Stock

Common Stock Offering

On February 26, 2004, the Company entered into definitive agreements with new and existing institutional investors to raise approximately $30.3 million in gross proceeds ($26.1 million after direct transaction costs) in a common stock private equity financing. Pursuant to the agreements, the Company sold approximately 3.2 million shares of common stock at $9.60 per share and granted the investors four-year warrants to purchase approximately an additional 0.6 million shares of the Company’s common stock at an exercise price of $13.20 per share. The transaction closed on February 27, 2004. The securities issued in this transaction have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the US absent registration or an applicable exemption from the registration requirements. On March 26, 2004, the Company filed a registration statement with the SEC, which has not yet been declared effective, covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants.

Redeemable Convertible Preferred Stock

On March 31, 2003, the Company completed a private placement of 1,600 Units each, consisting of one share of Series A redeemable convertible preferred stock and a warrant to purchase shares of the Company’s common stock, which resulted in net proceeds of $16.0 million. The Warrants are exercisable at any time after the first anniversary of the issuance date through the fifth anniversary of the issuance date at an exercise price equal to $2.25 per share, and may be exercised via a cashless exercise from the second anniversary of the issuance date through the fifth anniversary of the issuance date.

Due to the redemption characteristics of the Series A Preferred Stock, the Company classified the carrying value of the Series A Preferred Stock of approximately $3.9 million outside of stockholders’ equity in the accompanying consolidated balance sheet as of December 31, 2003. During the three months ended March 31, 2003, the Company also recorded a beneficial conversion feature of $0.7 million in the net loss allocable to common stockholders based on the difference between the Company’s per share value as of the commitment date and the per share value of the Series A Preferred Stock transaction after giving effect to the value associated with the Investors Warrants.

During the first quarter of 2004, the Company issued a notice of redemption to the then outstanding shareholders of the Series A Preferred Stock. As a result of the redemption notice that was sent by the Company, all 503 units of Series A Preferred Stock outstanding at December 31, 2003 were converted into approximately 2.2 million shares of common stock as of February 6, 2004. The unamortized discount from issuance of the Series A Preferred Stock of $1.1 million was recorded in the first quarter of 2004 and included in net loss allocable to common stockholders for the first quarter of 2004.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004 and 2003

(in thousands, except per share data)

The Series A Preferred Stock bears cumulative dividends, payable quarterly, at an initial annual rate of 6% for the first nine quarters, payable at the Company’s option, in cash or shares of common stock. The Company also issued 1,571 shares of common stock as dividends to the Series A Preferred Shareholders who converted during the three months ended March 31, 2004. The dividends have been included in net loss allocable to common stockholders.

(10) Commitments and Contingencies

The Company leases office and laboratory facilities under noncancelable operating lease arrangements. Future minimum rental commitments required by such leases as of March 31, 2004 are as follows (in thousands):

Nine months ending December 31, 2004	$2,240
2005	2,748
2006	1,986
2007	1,610
2008	1,256
Thereafter	5,280

$15,120

The Company has capital leases for certain machinery and equipment. Minimum lease payments, including interest, under capital leases amounts to approximately $0.1 million and is all due in 2004.

In connection with the Company’s acquisition of certain patents in 2002 and 2001, the Company assumed obligations to pay future amounts over the next four years. The obligations have been recorded in the accompanying consolidated balance sheet as of March 31, 2004, at the net present value of the future obligations. The payments, which are to be made to the original patent holders are as follows (in thousands):

2004	$119
2005	150
2006	150
2007	150

Total	569
Less current portion	119

Present value of future obligations, less current portion	$450

Under the amended terms of a supply agreement with BCI, the Company is committed to purchase from BCI a minimum amount of materials and supplies in the amount of $0.6 million during 2003, $0.7 million during 2004 and $1.3 million during 2005. If BCI fails to provide the Company with such materials and supplies meeting the specifications under the supply agreement on three consecutive purchase orders or five purchase orders in any 12-month period, the Company has the right to terminate the supply agreement without further payments.

In connection with the sale of assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company also reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities, which is in included in other long term liabilities in the accompanying consolidated balance sheet as of March 31, 2004 and December 31, 2003 accordingly. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to sub leasing the space, and discounted the expected rents for a potential sublease of the space. The lease terminates in April of 2010. Minimum rents under the assigned lease total approximately $4.2 million.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004 and 2003

(in thousands, except per share data)

(11) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming Orchid as defendant, along with certain of its officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing Orchid’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with Orchid’s May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Orchid’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Orchid’s registration statement on Form S-1 filed with the Commission in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. Orchid believes that the allegations are without merit and has, and intends to continue to, vigorously defend against Plaintiffs’ claims. In this regard, on or about July 15, 2002, Orchid filed a motion to dismiss all of the claims against it and its officers. On October 9, 2002, the court dismissed without prejudice only Orchid’s individual officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for Orchid entering into a tolling agreement with Plaintiffs’ executive committee. On February 19, 2003, Orchid received notice of the court’s decision to dismiss the Section 10(b) claims against Orchid. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. The Company is awaiting the court’s approval of the settlement documents.

Prior to Orchid’s acquisition of Lifecodes Corporation in December 2001, Lifecodes Corporation sold Medical Molecular Diagnostics GmbH, (MMD), a wholly owned subsidiary of Lifecodes Corporation based in Dresden, Germany to Deutsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH (DKMS), pursuant to a Stock Purchase Agreement dated November 15, 2002 (the SPA). Upon the acquisition of Lifecodes Corporation, Orchid assumed Lifecodes Corporation’s obligations to DKMS under the SPA. On September 19, 2003, Orchid received a complaint filed in the 9th Chamber for Trade Affairs in Cologne, Germany on behalf of DKMS through a Request for Service Abroad of Judicial Documents. The complaint seeks damages under the SPA for $5.2 million, or DKMS’s cost to acquire MMD. DKMS claims defects in the equipment of the MMD laboratory. Orchid has not reserved any amount related to this case and believes that the allegations are without merit and intends to vigorously defend against these anticipated claims. In addition, in December 2002, Orchid filed a claim in the 29th Chamber for Trade Affairs in Tubingen, Germany against DKMS for $2.2 million of unpaid accounts receivables that accrued during the year ended December 31, 2002. As of March 31, 2004 and December 31, 2003, the Company had fully reserved for this receivable. The accounts receivables were for HLA typing services conducted by the Diagnostics business unit, which Orchid sold to Tepnel Life Sciences plc in January 2004. The services performed by Orchid’s Diagnostic business unit were exclusively upon DKMS’ request.

Orchid is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al. The case was filed in October, 2002 and is currently in the discovery phase. By their complaint, Plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed Plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. Orchid did not have a contractual relationship with Plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. Orchid has sold the business unit, which is allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from Orchid. The complaint seeks damages in an undisclosed amount.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition as of March 31, 2004 and Results of Operations for the three months ended March 31, 2004 and 2003 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data included elsewhere in this Quarterly Report on Form 10-Q.

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

In 1998, we made a shift away from the development of microfluidics technologies and focused our business on the application of our technology to determine genetic variability and differences, including genotyping SNPs. At that time, we acquired Molecular Tool because its proprietary primer extension technology for analyzing SNPs matched our existing microfluidics technologies, which allowed us to focus our business on genetic diversity testing. Our genetic diversity testing services included the measuring and analyzing of information related to genetic uniqueness, or the genetic variability that distinguishes one organism or one individual from another, also known as genotyping. During this period we also developed instruments and kits that could be used for genotyping performed independently by third parties. In December 1999, we acquired GeneScreen, a provider of identity genomics services. During 2000, our collaborative research programs with Smith Kline Beecham and Sarnoff Corporation expired by their terms, and we amended our relationship with Sarnoff Corporation which provided us with a fully paid license to the technology that was the subject of the Sarnoff Corporation, which was primarily related to microfluidics. In 2001, we acquired two other identity genomics businesses: Cellmark and Lifecodes.

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

We have incurred losses since inception and as of March 31, 2004 we had stockholders’ equity of approximately $54.8 million, including an accumulated deficit of approximately $294.4 million. We had previously indicated that we expected to attain profitability in the second half of 2003; however, due to market circumstances, particularly the rate at which funding of forensics testing was released from the National Institute of Justice (NIJ), we were unable to achieve our objective.

Our revenues are predominately generated from services provided to our customers that relate to DNA testing conducted in our laboratories. Our costs and expenses consist of costs of service revenue, research and development expense, marketing and sales expense, general and administrative expenses and other income and expense. Costs of Service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, and facility expenses. Research and development expense consists primarily of salaries and related costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing and enhancement of our products. Marketing and sales expense consists of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, and other corporate expenses.

Our revenues in the US are dependent in part on the timing of federal funding for forensics DNA testing through the NIJ. In the fourth quarter of 2003 and the first quarter of 2004, we witnessed an increase in the amount of funding made available by the NIJ to various governmental and law enforcement establishments around the US. In the fourth quarter of 2003 and the first quarter of 2004, we have entered into several new contracts and renewed existing contracts with certain governmental agencies. We expect that our continued ability to add to our revenues and retain our existing customers will strengthen our revenues and our ability to meet our financial objectives for 2004 and beyond. Our operations in the UK include all of our public health testing services and accounted for 40% of our total revenues for the three months ended March 31, 2004. For the three months ended March 31, 2004, 70% of our UK revenues were derived through agreements with two contractors, the Department of Environment, Food and Rural Affairs (DEFRA) and Forensic Alliance Ltd. (FAL). We expect both of these contracts will be renewed in 2004, although there can be no assurances at this time that we will obtain such renewals. We expect that our UK business will continue to be a significant part of our business. We expect to experience continued growth in our UK-based forensics testing as a result of attaining a contract in late 2003 with the Metropolitan Police, and we expect to increase our business in the public health testing area through the introduction of our meat traceability business with new customers, which includes the Maple Leaf Foods agreement announced in the first quarter 2004.

We were favorably impacted during 2003, and during the first quarter of 2004 by exchange rate movements of the British Lb sterling as compared to the US Dollar, and this trend is expected to continue in the near term. However, the significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and there can be no assurance that the recent favorable trend in this exchange rate will not be reversed, which would have an unfavorable impact on our consolidated financial results.

Our operating results are driven by our ability to generate sales and improve operating efficiency. As a result of our plan to restructure certain operations formalized in 2002 and implemented throughout 2002 and 2003, we have achieved and sustained improvements in operating results and operating cash flow. We expect that the full year effect of our restructuring plans will assist us in achieving additional improvements in operating results during 2004. We also expect to continue to focus on improving operating efficiencies during 2004. We expect that these operating efficiency improvements, together with our expected growth in revenue during 2004 of 20%, will result in improved gross margins during 2004. Our targeted 2004 revenue growth would generate approximately $60.0 million in total revenues for the year ended December 31, 2004, fueled by our forensics, animal and food testing, and private paternity businesses. We expect to realize gross margin improvements of two to four percentage points for the year as a result of higher sales volume, improved services mix, and a reduction in operating expenses. We believe that our current level of overhead expenses is sufficient to support our planned revenue growth in 2004, and we anticipate that these expenses will be lower than 2003 levels, as a result of the restructuring activities undertaken in 2003 and 2002. Based on our total revenues in the first quarter of 2004 and our anticipated top line growth for the remainder of 2004, in conjunction with our expected improved gross margins as a result of our improved utilization of resources, and our anticipated reductions in general and administrative expenses during the last three quarters of 2004, we expect to have positive income from operations, excluding non-cash amortization and restructuring charges for the full year 2004.

During the three months ended March 31, 2004, we have taken certain measures to improve liquidity and provide working capital. On February 27, 2004, we closed a common stock private equity financing in the amount of $26.1 million, net of closing costs. In addition, as of February 6, 2004, 100% of our redeemable convertible preferred stockholders converted their shareholdings to common stock. In connection with the common stock private equity financing, on March 26, 2004, we filed a registration statement with the SEC covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants issued in the financing, which has not yet been declared effective. As a result of these measures, we expect to have adequate capital to fund operations in the future.

On January 13, 2004 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC), to provide us with further opportunities to raise capital. When declared effective, this shelf registration will permit us, from time to time, to offer and sell up to $30 million of our common stock. We do not anticipate the need to raise additional capital in 2004 to fund current operations; however, if we determine that this need exists, or if we intend to fund future growth opportunities, we may use this shelf registration to provide financing. This registration statement has not yet been declared effective.

RESULTS OF OPERATIONS

Our Diagnostic business unit was considered to be a non-core asset, and was reflected as a discontinued operation. Accordingly, we have not included the results of operations of our Diagnostics business unit, which was held for sale, in the results of continuing operations in any period presented. The results of operations for this business unit have been reflected in discontinued operations for all periods presented. The assets and liabilities of our Diagnostics business unit, which was held for sale, have been reflected as such in the consolidated balance sheets as of December 31, 2003. We completed the sale of certain assets and liabilities related to our Diagnostics business unit in January 2004.

The following table sets forth a quarter-over-quarter comparison of the components of our Net Loss for the three months ended March 31, 2004 and 2003:

	(In thousands)		$ Change	% Change
	2004	2003
Total revenues	$13,468	$12,738	$730	6%
Costs of revenues	8,343	6,997	1,346	19%
Research and development expenses	417	1,205	(788)	(65)%
Marketing and sales expenses	1,726	1,868	(142)	(8)%
General and administrative expenses	7,534	5,960	1,574	26%
Restructuring and related charges	1,130	—	1,130	100%
Amortization of intangible assets	452	455	(3)	(1)%
Other income/(expense)	(163)	10	173	>100%
Income tax expense	135	344	(209)	(61)%
Loss from operations of a business held for sale	(507)	(199)	(308)	154%
Net loss	6,939	4,280	2,659	62%
Net loss allocable to common shareholders	8,082	5,024	3,058	61%

Revenues

Revenues for the three months ended March 31, 2004 of approximately $13.5 million represented an increase of approximately $0.8 million as compared to revenues of approximately $12.7 million for the comparable period of 2003. Total revenues during the three months ended March 31, 2004 versus 2003 increased as a result of increased service revenues. Total service revenues, which include revenues from our service businesses of paternity, forensics and public health testing for the three months ended March 31, 2004 were approximately $13.3 million, an increase of approximately $0.8 million, or 6%, from approximately $12.5 million during the comparable period in 2003. The increase in revenues from our service businesses was primarily attributable to an increase in testing volumes experienced during the first three months ended March 31, 2004. We expect to continue to see increased testing volumes during 2004.

As a result of the acquisition of Cellmark, in February 2001, the acquisition of Lifecodes in December 2001, and a limited number of agreements with foreign companies, our business has become increasingly global, with international revenue representing 40% and 36% of total revenue during the three months ended March 31, 2004 and 2003, respectively. Fluctuations in foreign currency exchange rates during 2004 and 2003 resulted in a favorable impact on our consolidated revenues and profits. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

In August of 2001 we entered into a three-year agreement with DEFRA of the UK to provide genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie. We anticipate the renewal of this agreement; however, if it is not renewed, it could have a material adverse effect on the financial condition of our business. We also signed an agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. It is by virtue of our relationship with FAL that we have been able to increase our revenues based on this forensic testing. Under these agreements, revenue for the three months ended March 31, 2004 and 2003, was approximately 28% and 29% of our total revenues for the three months ended March 31, 2004 and 2003.

Cost of Service Revenues

Cost of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, and facility expenses. Cost of service revenues was approximately $8.3 million, or 63% of services revenues, for the three months ended March 31, 2004 compared to approximately $7.0 million, or 56% of service revenues for the comparable period of the prior year. The increase in cost of service revenues reflects growth in revenues from our businesses of forensics, paternity and public health testing services. Cost of services as a percentage of revenues increased for the three months ended March 31, 2004 as compared to the prior year, primarily as a result of delays in our sample receipt in our forensic business and the seasonality in our scrapie testing business. Testing of breeding rams is the core component of the scrapie susceptibility testing service, which has shown strong annual growth; however, it typically experiences a seasonal downturn as a result of poor weather conditions during the winter months.

During the three months ended March 31, 2003, this seasonality was not evident, as the impact was offset by several special sheep testing projects that are not part of our ongoing core public health testing business. The increased cost of services for the three months ended March 31, 2004 was also related to resource investments, primarily additional hires, which were made in both our UK operations and our US-based forensics operations in preparation for the addition of new contracts attained late in 2003, and in the first quarter of 2004. We experienced short-term delays in receipt of some forensics samples, which impacted our capacity utilization, however, these delays were significantly reduced toward the end of the quarter. We expect that these investments made during the second half of 2003 and early in 2004 provide us with sufficient resources for these and other recently secured contracts and we expect a decrease in costs of services as a percentage of service revenues once volume in these areas grows.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing, and enhancement of our products and services. Research and development expenses for the three months ended March 31, 2004 were approximately $0.4 million, a decrease of approximately $0.8 million, as compared to approximately $1.2 million for the comparable period of the prior year. The decrease in research and development expenses for the three months ended March 31, 2004 as compared to the comparable period of the previous year was primarily attributable to a reduction in the research and development efforts undertaken by our GeneShield business unit. During the three months ended March 31, 2004, we incurred no costs related to our GeneShield business unit as compared to approximately $0.9 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, the research and development charges related primarily to our assay development for our animal and food traceability testing business. During 2004, we do expect to continue to incur charges to support our entry into the meat traceability market, although this is not expected to be material, as we will largely rely on the technology already used in our existing businesses and therefore we expect that research and development expense will decrease in future periods, although actual results may vary due to changes in the condition of our business.

Marketing and Sales Expenses

Marketing and sales expenses consist of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. These costs include travel, advertising, market research costs, and certain professional fees. Marketing and sales expenses for the three months ended March 31, 2004 were approximately $1.7 million as compared to approximately $1.9 million during the comparable period of the prior year. The decrease in these costs of approximately $0.2 million was substantially related to a significant reduction in expenditures for our Geneshield business unit as a result of our decision to realign this business unit, and our efforts to reduce discretionary spending as it related to marketing our services. We are now better resourced to make strategic investments to accelerate or perpetuate long term growth. As a result of the expansion of select marketing and sales initiatives, our marketing and sales expenses may increase slightly in future periods, although actual results may vary due to changes in the condition of our business.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. General and administrative expenses for the three months ended March 31, 2004 were approximately $7.5 million, an increase of approximately $1.5 million, as compared to approximately $6.0 million for the comparable period of the prior year. The increase was primarily attributable to professional fees related to capital restructuring, equity financing, and related corporate activities, as well as the reinstatement of employee bonus programs during the first quarter of 2004. We expect that general and administrative expense will decrease in future periods, although actual results may vary due to changes in the condition of our business.

Restructuring

Restructuring expense for the three months ended March 31, 2004 was approximately $1.1 million, as compared to no restructuring costs in the comparable period of 2003. The additional reserve of $1.1 million recorded in the three months ended March 31, 2004 was principally a result of a change in management’s estimate as to when one of our former operating facilities in Princeton, NJ is expected to be subleased and the estimated discount associated with such a sublease arrangement. We are attempting to sublease this facility, which is currently not in use.

Amortization of Intangible Assets

During the three months ended March 31, 2004, we recorded approximately $0.5 million of amortization of intangible assets as compared to approximately $0.5 million during the comparable period in 2003.

Interest Income

Interest income for the three months ended March 31, 2004 and 2003 was less than $0.1 million. Interest income for both periods primarily relates to interest earned on investments in money market funds.

Interest Expense

Interest expense for the three months ended March 31, 2004 was approximately $0.1 million compared to approximately $0.2 million during the comparable period of the prior year. Interest expense during the three months ended March 31, 2004 has decreased as a result of reduced levels of long term debt.

Other income (expense)

Other income(expense) for the three months ended March 31, 2004 was approximately $0.1 million compared to approximately $0.2 million during the comparable period of the prior year. During the three months ended March 31, 2004, other income (expense) included a gain on sale of assets which had a zero cost basis which was more than off set by a loss generated from the sale of investments and other expenses. During the three months ended March 31, 2003, other income(expense) of $0.2 million resulted primarily from a gain on the sale of equipment

Income Tax Expense

During the three months ended March 31, 2004 and 2003, we recorded net income tax expense of approximately $0.1 million and $0.3 million, respectively, related to our UK business which is generating taxable income.

Discontinued Operations

During 2004 and 2003, we considered our Diagnostic business unit to be a non-core asset and therefore it has been reflected in discontinued operations for all periods presented. We recorded approximately $0.5 million and approximately $0.2 million of loss from the discontinuance of the Diagnostic business unit during the three months ended March 31, 2004 and 2003, respectively.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, which includes restructuring charges and costs related to our capital restructuring efforts, and costs of services in anticipation of receipt of testing samples, during the three months ended March 31, 2004, we reported a net loss of approximately $6.9 million compared to a net loss of approximately $4.3 million for the comparable period a year ago. We also recorded dividends and accretion of Series A redeemable convertible preferred stock of approximately $1.1 million, which was included in our net loss allocable to common stockholders of approximately $8.1 million for the three months ended March 31, 2004. For the three months ended March 31, 2003, we also recorded a beneficial conversion feature of $0.7 million related to our March 2003 financing which was included in our net loss allocable to common stockholders of approximately $5.0 million. The beneficial conversion was calculated as the difference between the per share value as of the commitment date and the per share value of the transaction after giving effect to the value associated with the warrants to purchase common stock issued in the financing. As of February 6, 2004, all of our redeemable convertible preferred stockholders converted all of their shareholdings to common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had approximately $31.7 million in cash and cash equivalents as compared to approximately $9.9 million as of December 31, 2003. Working capital increased to approximately $29.4 million at March 31, 2004 from approximately $7.6 million at December 31, 2003. This increase in working capital was a result of proceeds from our common stock private equity financing in the amount of $26.1 million, net of closing costs, which closed on February 27, 2004.

Sources of Liquidity

Our primary sources of liquidity have been capital raising activities, including issuances of our securities and borrowings under our credit facility. The line of credit facility we had obtained from a commercial bank in December 2002 was terminated in December 2003. We have entered into discussions with a commercial bank for a new line of credit. There can be no assurance that we will ultimately consummate this agreement.

We expect that revenues will increase in 2004 by approximately 20% compared to 2003, we will attain breakeven cash flow from operations during the first half of 2004, and we will report positive operating income excluding non-cash amortization and restructuring charges for the full year 2004. Income from operations excluding non-cash amortization and restructuring charges (a non-GAAP financial measure) represents our net income (the most directly comparable GAAP financial measure) adjusted to exclude certain amortization and restructuring charges. We believe this non-GAAP financial measure provides investors with useful information regarding our financial condition and results of operation because these measures more accurately reflect the ongoing results of our operations, and are used by management for internal review of our performance. The non-GAAP financial measures we use are not intended to supercede or replace our GAAP results or expectations. These projections are based on our total revenues in the first quarter of 2004 and our anticipated top line growth for the remainder of 2004, in conjunction with our expected improved gross margins as a result of our improved utilization of resources, and our anticipated reductions in general and administrative expenses during the last three quarters of 2004.

The following table sets forth a quarter-over-quarter comparison of the components of our liquidity and capital resources for the three months ended March 31, 2004 and 2003:

	(In thousands)		$Change	% Change
	2004	2003
Cash and cash equivalents	$31,717	$9,985	$21,732	>100%
Cash (used in) provided by:
Operating activities	(3,159)	21	(3,180)	>(100)%
Investing activities	(236)	(217)	(19)	(9)%
Financing activities	24,893	2,699	22,194	>100%

Net cash used in operations for the three months ended March 31, 2004 was approximately $3.2 million compared with net cash provided by operations of less than $0.1 million for the prior year. This decline in net cash provided by operations resulted from the additional costs incurred in the three months ended March 31, 2004 attributable to the pay down of liabilities and activities associated with our capital restructuring efforts. During 2003, we had a substantial increase in overall accounts payables as a result of our limited resources. Investing activities during the three months ended March 31, 2004 included $0.2 million of capital expenditures related to our US and UK operations. Financing activities during the three months ended March 31, 2004 primarily consisted of approximately $26.1 million of net proceeds which resulted from our common stock private equity financing, which closed on February 27, 2004.

We expect our restructuring efforts taken in 2002 and 2003 will reduce future cash expenditures. We believe that the result of these efforts coupled with the divestitures of certain non-core assets, expected increases in both revenues and gross margins in our remaining business units and our financings in 2003 and early 2004 will enable us to operate our ongoing business activities until we reach operating profitability and attain positive cash-flows.

February 2004 Private Placement

On February 26, 2004, we entered into definitive agreements with accredited new and existing institutional investors to raise approximately $30.3 million in gross proceeds in a common stock private equity financing. Pursuant to the agreements, we sold approximately 3.2 million shares of common stock at $9.60 per share and granted the investors four-year warrants to purchase approximately an additional 0.6 million shares of the our common stock at an exercise price of $13.20. The transaction closed on February 27, 2004. The securities issued in this transaction have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the US absent registration or an applicable exemption from the registration requirements. On March 26, 2004, we filed a registration statement covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants, which has not yet been declared effective by the SEC.

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

March 2003 Private Placement

On March 31, 2003, we completed a private placement of 1,600 Units each, consisting of one share of Series A redeemable convertible preferred stock and a warrant to purchase shares of our common stock, which resulted in net proceeds to us of $16.0 million. We registered the shares underlying the Series A redeemable convertible preferred stock and the warrants on a registration statement on Form S-3 filed with the Securities and Exchange Commission on May 30, 2003. As of February 6, 2004, all shares of Series A redeemable convertible preferred stock were converted into common stock.

Uses of Liquidity in 2004

Throughout 2004, we plan to continue making investments in our business. In that regard, we expect the following to be significant uses of liquidity: cost of service revenues including personnel costs; salaries and related personnel costs, laboratory supplies; fees paid for the collection of samples, and facility expenses as well as general and administrative costs which consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. We do not anticipate that we will incur significant capital expenditures in 2004, although these expenditures may exceed levels in 2003 or prior years if opportunities arise to grow our business more aggressively. In addition, we may make investments in future acquisitions of complementary businesses or technologies.

The amounts and timing of our actual expenditures will depend upon numerous factors, including our sales and marketing activities, our investments in technology to extend our service portfolio or increase levels of automation in our laboratories, the amount of cash generated by our operations and the amount and extent of our acquisitions, if any. Actual expenditures may vary substantially from our estimates.

We believe that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. We expect to reach operating cash flow self-sufficiency by the end of the first half of 2004. We do not anticipate the need to raise additional capital in 2004. However, we may need to access the capital markets for additional financing to fund future growth opportunities or to operate our ongoing business activities after a period of time if our future results of operations fall below our expectations. If so, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

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

Revenue Recognition

We are engaged in the development and delivery of genetic testing, or genotyping, services that generate information related to genetic susceptibility, uniqueness, or the genetic variability that distinguishes one organism from another. We recognize DNA laboratory services revenues at the time test results are completed and reported. Deferred revenues represent the unearned portion of payments received in advance of tests being completed and reported. Unbilled receivables represent revenue, which has been earned on completed and reported tests, but has not been billed to the customer. Revenues from license arrangements, including license fees creditable against future royalty obligations of the licensee, are recognized when an arrangement is entered into if the Company has no significant continuing involvement under the terms of the arrangement. If the we have significant continuing involvement under such an arrangement, license fees were deferred and recognized over the estimated performance period. Management has made estimates and assumptions relating to the performance period, which are subject to change. Changes in these estimates and assumptions could affect the amount of revenues from licenses reported in any given period. Revenues from research and development agreements are recognized when related research expenses are incurred and when we have satisfied specific obligations under the terms of the respective agreements.

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

Conversely, if we are profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net deferred tax assets, for which a valuation has been recorded, we would record the estimated net realizable value of the net deferred tax asset at that time and would then recognize income tax expense at a rate equal to our combined federal and state effective rate of approximately 40%.

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

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123, Accounting for Stock Based Compensation (SFAS 123). Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement beginning in the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard had no impact on our consolidated financial position or results of operations. On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options. The FASB issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95 on March 31, 2004. The eventual adoption of this proposed statement, if issued in final form by the FASB will have a material effect on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

As a result of our acquisition of Cellmark, in February 2001, our acquisition of Lifecodes in December 2001, and a limited number of agreements with foreign companies, our business has become increasingly global, with international revenue representing 40% of total revenue in the first three months of 2004. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has been favorable, though not material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our intention to focus our operations on providing services related to genetic uniqueness;

•	our expected levels of testing services and anticipated growth if businesses in certain areas;

•	our belief that our continued ability to add to our customer base and retain our existing customers strengthens our top line and our ability to meet our financial objectives for 2004 and beyond;

•	our expectation that our contract with DEFRA will be renewed in 2004;

•	our expectation that our agreement with FAL will be renewed;

•	our expectation that the full year effect of our restructuring plans will allow us achieve additional improvements in operating results during 2004;

•	our expectation of future levels of revenues, expenses gross margins and cash expenditures, and uses of liquidity;

•	our expectation that we will report positive income from operations for the full year 2004 (excluding non-cash amortization expenses and restructuring expenses) and achieve operating cash flow self- sufficiency and break-even cash flow from operations, excluding non-cash amortization and restructuring charges by the end of the first half of 2004;

•	our expectation to have adequate capital to fund operations in the future based on existing cash on hand, the proceeds raised in our private equity offering, the conversion to common stock by all the redeemable convertible preferred stockholders and our stated expectation of attaining operating income for the full year;

•	our belief that we do not need to raise additional capital in 2004;

•	our expectation that our resource investments in both our UK operations and our US based forensics operations in preparation for the addition of new contracts attained in 2003 will provide us with sufficient resources for these and other recently secured contracts;

•	our belief that will be able to operate our ongoing business activities until we reach operating profitability and attain positive cash-flows;

•	our belief that we may make investments in future acquisitions of complementary businesses or technologies; and

•	our belief that our existing cash on hand and the additional funds raised through the common stock private equity offering will be sufficient to fund our operations at least through the next twelve months.

For further information, refer to the more specific factors and uncertainties discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2003 and in the “Risk Factors” section thereof. Except as required by law, we undertake no obligation to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming Orchid as defendant, along with certain of our officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the Commission in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We believe that the allegations are without merit and has, and intends to continue to, vigorously defend against Plaintiffs’ claims. In this regard, on or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our officers. On October 9, 2002, the court dismissed without prejudice only our individual officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for Orchid entering into a tolling agreement with Plaintiffs’ executive committee. On February 19, 2003, we received notice of the court’s decision to dismiss the Section 10(b) claims against Orchid. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. We are awaiting the court’s approval of the settlement documents.

Prior to our acquisition of Lifecodes Corporation in December 2001, Lifecodes Corporation sold Medical Molecular Diagnostics GmbH, (MMD), a wholly owned subsidiary of Lifecodes Corporation based in Dresden, Germany to Deutsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH (DKMS), pursuant to a Stock Purchase Agreement dated November 15, 2002 (the SPA). Upon the acquisition of Lifecodes Corporation, we assumed Lifecodes Corporation’s obligations to DKMS under the SPA. On September 19, 2003, we received a complaint filed in the 9th Chamber for Trade Affairs in Cologne, Germany on behalf of DKMS through a Request for Service Abroad of Judicial Documents. The complaint seeks damages under the SPA for $5.2 million, or DKMS’s cost to acquire MMD. DKMS claims defects in the equipment of the MMD laboratory. We have not reserved any amount related to this case and believes that the allegations are without merit and intends to vigorously defend against these anticipated claims. In addition, in December 2002, we filed a claim in the 29th Chamber for Trade Affairs in Tubingen, Germany against DKMS for $2.2 million of unpaid accounts receivables that accrued during the year ended December 31, 2002. As of March 31, 2004 and December 31, 2003, we had fully reserved for this receivable. The accounts receivables were for HLA typing services conducted by the Diagnostics business unit, which we sold to Tepnel Life Sciences PLC in January 2004. The services performed by Orchid’s Diagnostic business unit were exclusively upon DKMS’ request.

We are a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al. The case was filed in October, 2002 and is in the discovery phase. By their complaint, Plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed Plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with Plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit, which is allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from Orchid. The complaint seeks damages in an undisclosed amount.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2004, we issued an aggregate of 2,233,778 shares of our common stock in connection with the conversion of 503 shares of our Series A convertible preferred stock. In connection with these conversions of our shares of Series A convertible preferred stock, we issued 21,686 shares of our common stock as payment of accrued dividends on the converted shares of Series A convertible preferred stock.

On February 27, 2004, we issued an aggregate of 3,157,799 shares of common stock and warrants to purchase up to an aggregate of 631,561 shares of common stock to 35 accredited investors resulting in aggregate gross proceeds of approximately $30.3 million, approximately $26.1 million in net proceeds after payment of commissions to our bankers and other expenses incurred in connection with the offering. The warrants are exercisable at any time through the fourth anniversary of the issuance date at an exercise price equal to $13.20 per share or via a cashless exercise.

On February 23, 2004, we issued 32,620 shares of common stock to our former lender in connection with the cashless exercise of a warrant to purchase common stock issued to the lender in connection with our previous line of credit with the lender.

No underwriters were involved in the foregoing offers and sales of securities. The issuance of the shares of common stock issued as a dividend on the shares of Series A convertible preferred stock, the issuance of the shares of common stock and warrants on February 27, 2004 and the issuance of the shares of common stock issued upon the exercise of the warrant by our former lender were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the Securities Act), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering and the rules and regulations thereunder. The issuance the shares of common stock issued upon conversion of the shares of Series A convertible preferred stock were made in reliance upon an exemption from the registration provisions of the Securities Act, set forth in Section 3(a)(9) thereof relative to the exchange of securities with no additional consideration and the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. However, the shares of common stock issued upon conversion of the Series A preferred stock and as a dividend on the Series A preferred stock are covered by a resale registration statement on From S-3 filed with the Securities and Exchange Commission on May 30, 2003 and on March 26, 2004 we filed a registration statement on Form S-3 covering the resale of the shares of common stock issued on February 27, 2004 and the shares of common stock issuable upon exercise of the warrants issued on February 27, 2004 which has not yet been declared effective by the Securities and Exchange Commission.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders on February 27, 2004, our stockholders took the following actions:

Authorized and approved amendments to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of our common stock (such split to combine a number of outstanding shares of our common stock between three (3) and seven (7), such number consisting of only whole shares, into one (1) share of common stock) depending upon a determination by our board of directors that such a reverse stock split is in our best interests and our stockholders, and authorized our board of directors to file one such amendment. The vote was 65,980,260 in favor of the proposal, 4,460,703 against the proposal, and 241,841 abstentions.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 6(a). The following documents are filed as part of this quarterly report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). REPORTS ON FORM 8-K

The Company filed or furnished the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2004:

Form 8-K filed on January 23, 2004, announcing that Tepnel Life Sciences plc’s had completed its acquisition of certain assets and liabilities of Orchid’s diagnostics unit.

Form 8-K filed on February 5, 2004, providing pro forma financial information in connection with Tepnel Life Sciences plcs acquisition of certain assets and liabilities of Orchid’s Diagnostics unit.

Form 8-K furnished on February 10, 2004, providing updated financial guidance for 2003 and 2004.

Form 8-K furnished on February 27, 2004, announcing the Company’s financial results for the quarter and year ended December 31, 2003.

Form 8-K filed on March 8, 2004, announcing that it had entered into definitive agreements for and expected to close a $30.3 million private placement.

Form 8-K filed on March 31, 2004, announcing that its one-for-five reverse stock split of common stock would become effective as of the opening of trading on March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID BIOSCIENCES, INC.

Date: May 17, 2004	By:	/S/ MICHAEL E. SPICER
Michael E. Spicer Sr. Vice President and Chief Financial Officer

Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.