Form 10-K/A
period 2003-12-31
ORCHID BIOSCIENCES INC
filed 2004-05-27
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Orchid BioSciences, Inc. hereby files this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”) as originally filed on March 29, 2004 in response to comments received from the Securities and Exchange Commission in connection with its application for confidential treatment of Exhibits 10.22, 10.23, 10.25, 10.27 and 10.28 to the Form 10-K. The Amendment is being filed in order to (i) refile in its entirety Part I, Item 1, Business solely to amend certain disclosure relating to its agreement with DEFRA contained in Part I, Item 1, Business – Continuing Businesses – Public Health Testing and (ii) refile in its entirety Part IV, Item 15(a)(3), Exhibits solely to refile Exhibits 10.22, 10.25, 10.27 and 10.28 with certain previously redacted information included therein and to correct the references to the filings in which Exhibits 10.29, 10.30, 10.31, 10.32, 10.33 and 10.34 are contained. Except as set forth above, the information contained in the Form 10-K as originally filed has not been updated or amended.

ORCHID BIOSCIENCES, INC.

FORM 10-K/A

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

On August 8, 2001, we entered into a three-year agreement with DEFRA to provide genotyping services on sheep in order to determine their susceptibility to the disease, scrapie. DEFRA is providing this service free of charge to sheep farmers as part of the National Scrapie Plan in order to help farmers breed sheep that are not susceptible to this disease, which is similar to mad-cow disease. This agreement is renewable for an additional two years. Under the agreement, we are guaranteed an annual minimum number of samples to be genotyped at a per genotype rate based on a sliding scale, dependent upon volume and are guaranteed a minimum monthly testing fee of £41,253.30. Based upon volumes performed during 2003, revenue received under this agreement constituted 13% of revenue for the fiscal year ended December 31, 2003.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 15(a)(3)	Exhibits

Exhibit Number	Description

(2)3.1	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)

(2)3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)

(2)3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002 (filed as Exhibit 3.3)

(2)3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)

(3)3.5	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)

(4)3.6	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4)

(5)4.1	Specimen certificate for share of common stock (filed as Exhibit 4.1)

(6)4.2	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1)

(3)4.3	First Amendment to Rights Agreement by an between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)

(3)4.4	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1)

(8)4.5	Form of Warrant dated February 27, 2004 between Registrant and investors (filed as Exhibit 4.1)

(1)10.1	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

(1)10.2	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

(1)10.3	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)

Exhibit Number	Description

(1)10.4	Lease Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated March 6, 1998 (filed as Exhibit 10.4)

(1)†10.5	Collaboration Agreement, by and between the Registrant and Affymetrix, Inc., dated November 5, 1999, as amended by Amendment No. 1, dated November 12, 1999 (filed as Exhibit 10.5)

(1)10.6	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Dale R. Pfost, Ph.D. (filed as Exhibit 10.7)

(1)10.8	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Donald R. Marvin (filed as Exhibit 10.8)

(7)10.15	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)

(7)10.16	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)

(7)10.17	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)

(9)10.18	Loan and Security Agreement between Registrant and Comerica Bank California dated December 23, 2002 (filed as Exhibit 10.18)

(3)10.19	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1)

(3)10.20	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2)

(8)10.21	Form of Securities Purchase Agreement dated February 27, 2004 between the Registrant and investors (filed as Exhibit 4.2)

†10.22	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs

*†10.23	Agreement dated July 15, 2002 between the Registrant and Forensic Alliance Limited

*10.24	Employment Agreement, as amended, dated May 16, 2003 between the Registrant and Paul J. Kelly

†10.25	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology

*10.26	Exclusive Patent License Agreement dated October 1, 2003 between the Registrant and Saint Louis University

†10.27	Settlement Agreement dated August 6, 2002 between Registrant and Saint Louis University

10.28	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between Registrant and Saint Louis University

(10)10.29	Asset Purchase Agreement dated as of October 30, 2003 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC, Tepnel North America Corporation and Tepnel Lifecodes Corporation (as Exhibit 99.1)

(11)10.30	Amendment, Waiver and Revocation of Termination of Asset Purchase Agreement dated as of January 21, 2004 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC, Tepnel North America Corporation and Tepnel Lifecodes Corporation (as Exhibit 2.2)

(10)10.31	Business Purchase Agreement dated as of October 30, 2003 among the Registrant, Orchid BioSciences Europe Limited, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 99.2)

(10)10.32	Share Purchase Agreement dated as of October 30, 2003 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 99.3)

Exhibit Number	Description

(11)10.33	Letter Agreement dated December 9, 2003 among the Registrant, Orchid BioSciences Europe Limited, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 2.5)

(11)10.34	Letter Agreement dated January 21, 2004 among the Registrant, Orchid BioSciences Europe Limited, Lifecodes Corporation, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 2.6)

*21.1	Subsidiaries of the Registrant

*23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment.
*	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Commission on March 29, 2004.
(1)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-1, File No. 333-30774.
(2)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.
(3)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the March 31, 2003 event.
(4)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001
(5)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2001.
(6)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form 8-A.
(7)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-8, File No. 333-76744.
(8)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the February 27, 2004 event.
(9)	Previously filed with the Commission as Exhibit to, and incorporated by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2003.
(11)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID BIOSCIENCES, INC.

Date: May 27, 2004	By:	/s/ MICHAEL E. SPICER
Michael E. Spicer Sr. Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

(2)3.1	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)

(2)3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)

(2)3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002 (filed as Exhibit 3.3)

(2)3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)

(3)3.5	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)

(4)3.6	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4)

(5)4.1	Specimen certificate for share of common stock (filed as Exhibit 4.1)

(6)4.2	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1)

(3)4.3	First Amendment to Rights Agreement by an between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)

(3)4.4	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1)

(8)4.5	Form of Warrant dated February 27, 2004 between Registrant and investors (filed as Exhibit 4.1)

(1)10.1	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

(1)10.2	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

(1)10.3	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)

(1)10.4	Lease Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated March 6, 1998 (filed as Exhibit 10.4)

(1)†10.5	Collaboration Agreement, by and between the Registrant and Affymetrix, Inc., dated November 5, 1999, as amended by Amendment No. 1, dated November 12, 1999 (filed as Exhibit 10.5)

(1)10.6	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Dale R. Pfost, Ph.D. (filed as Exhibit 10.7)

(1)10.8	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Donald R. Marvin (filed as Exhibit 10.8)

(7)10.15	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)

(7)10.16	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)

Exhibit Number	Description

(7)10.17	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)

(9)10.18	Loan and Security Agreement between Registrant and Comerica Bank California dated December 23, 2002 (filed as Exhibit 10.18)

(3)10.19	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1)

(3)10.20	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2)

(8)10.21	Form of Securities Purchase Agreement dated February 27, 2004 between the Registrant and investors (filed as Exhibit 4.2)

†10.22	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs

*†10.23	Agreement dated July 15, 2002 between the Registrant and Forensic Alliance Limited

*10.24	Employment Agreement, as amended, dated May 16, 2003 between the Registrant and Paul J. Kelly

†10.25	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology

*10.26	Exclusive Patent License Agreement dated October 1, 2003 between the Registrant and Saint Louis University

†10.27	Settlement Agreement dated August 6, 2002 between Registrant and Saint Louis University

10.28	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between Registrant and Saint Louis University

(10)10.29	Asset Purchase Agreement dated as of October 30, 2003 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC, Tepnel North America Corporation and Tepnel Lifecodes Corporation (as Exhibit 99.1)

(11)10.30	Amendment, Waiver and Revocation of Termination of Asset Purchase Agreement dated as of January 21, 2004 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC, Tepnel North America Corporation and Tepnel Lifecodes Corporation (as Exhibit 2.2)

(10)10.31	Business Purchase Agreement dated as of October 30, 2003 among the Registrant, Orchid BioSciences Europe Limited, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 99.2)

(10)10.32	Share Purchase Agreement dated as of October 30, 2003 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 99.3)

(11)10.33	Letter Agreement dated December 9, 2003 among the Registrant, Orchid BioSciences Europe Limited, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 2.5)

(11)10.34	Letter Agreement dated January 21, 2004 among the Registrant, Orchid BioSciences Europe Limited, Lifecodes Corporation, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (as Exhibit 2.6)

*21.1	Subsidiaries of the Registrant

*23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment.
*	Previously Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Commission on March 29, 2004.
(1)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-1, File No. 333-30774.
(2)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.
(3)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the March 31, 2003 event.
(4)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001
(5)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2001.
(6)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form 8-A.
(7)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-8, File No. 333-76744.
(8)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the February 27, 2004 event.
(9)	Previously filed with the Commission as Exhibit to, and incorporated by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2003.
(11)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2004.

Where a document is incorporated by reference from a previous filing, the Exhibit number or Annex in that previous filing is indicated in parentheses after the description of such document.