Form 10-Q
period 2004-09-30
ORCHID BIOSCIENCES INC
filed 2004-11-12
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 8, 2004, the registrant had 22,383,421 shares of common stock outstanding.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$24,560	$9,938
Short-term investments	5,999	—
Restricted cash	218	953
Accounts receivable, net	10,953	9,976
Inventory	1,522	1,172
Prepaids and other current assets	1,733	2,583
Assets of a business component held for sale	—	4,595

Total current assets	44,985	29,217
Fixed assets, net	10,405	11,071
Goodwill, net	2,700	2,686
Other intangibles, net	13,615	14,942
Restricted cash	1,769	1,113
Other assets	122	400

Total assets	$73,596	$59,429

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,932	$4,768
Income taxes payable	3,840	2,451
Accrued expenses	8,675	7,520
Current portion of long-term debt	655	1,889
Deferred revenue	1,569	1,812
Liabilities of a business component held for sale	—	3,156

Total current liabilities	17,671	21,596
Long-term debt, less current portion	—	415
Accrued restructuring, less current portion	1,170	782
Other liabilities	1,900	1,592

Total liabilities	20,741	24,385
Redeemable Convertible Series A preferred stock;
Designated 1,680 shares: $.001 per share par value; 0 and 1,675 shares issued as of September 30, 2004 and December 31, 2003, respectively; 0 and 503 shares outstanding as of September 30, 2004 and December 31, 2003, respectively; stated, minimum redemption and liquidation value of $5,025	—	3,897
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares designated; 1,680 shares of redeemable convertible Series A preferred stock and 0 and 1,675 shares issued as of September 30, 2004 and December 31, 2003, respectively and 503 shares outstanding as of December 31, 2003	—	—
Series A junior participating preferred stock, $.001 par value. Designated 1,000,000 shares; no shares issued or outstanding
Common stock, $0.001 par value. Authorized 150,000,000 shares; 22,383,311 and 16,717,498 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	22	16
Common stock, $0.001 par value. 20,115 shares to be issued as of December 31, 2003	—	149
Additional paid-in capital	347,813	317,055
Deferred compensation	—	(212)
Accumulated other comprehensive income	2,002	1,641
Accumulated deficit	(296,982)	(287,502)

Total stockholders’ equity	52,855	31,147

Total liabilities and stockholders’ equity	$73,596	$59,429

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and nine months ended September 30, 2004 and 2003

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended Sept 30,
	2004	2003	2004	2003
Revenues:
Service revenues	$16,354	$11,756	$44,481	$36,541
Other revenues	93	77	391	394

Total revenues	16,447	11,833	44,872	36,935

Operating expenses:
Cost of service revenues	9,266	7,713	25,815	21,363
Research and development	426	642	1,297	3,006
Marketing and sales	1,634	1,123	5,379	4,692
General and administrative	4,497	5,632	17,260	18,048
Impairment of assets	—	—	—	837
Restructuring	—	(72)	1,130	(155)
Amortization of intangible assets	448	452	1,352	1,360

Total operating expenses	16,271	15,490	52,233	49,151

Operating income (loss)	176	(3,657)	(7,361)	(12,216)
Other income (expense):
Interest income	85	16	140	78
Interest expense	(28)	(114)	(125)	(414)
Other income/(expense)	150	1,491	50	1,782

Total other income/(expense), net	207	1,393	65	1,446

Income (loss) from continuing operations before income taxes	383	(2,264)	(7,296)	(10,770)
Income tax expense	(1,022)	(549)	(1,578)	(1,609)

Loss from continuing operations	(639)	(2,813)	(8,874)	(12,379)
Discontinued operations:
Income (loss) from operations of a business held for sale	244	(1,028)	(606)	(5,210)

Net loss	(395)	(3,841)	(9,480)	(17,589)
Dividends to Series A preferred shareholders	—	(196)	(14)	(440)
Accretion of Series A preferred stock discount	—	(957)	(1,129)	(1,428)
Beneficial conversion feature of redeemable Series A preferred stock	—	—	—	(744)

Net loss allocable to common stockholders	$(395)	$(4,994)	$(10,623)	$(20,201)

Basic and diluted loss from continuing operations per share allocable to common stockholders	$(0.03)	$(0.31)	$(0.47)	$(1.27)
Basic and diluted income (loss) from discontinued operations per share	$0.01	$(0.08)	$(0.03)	$(0.44)
Basic and diluted net loss per share allocable to common stockholders	$(0.02)	$(0.38)	$(0.50)	$(1.71)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	22,359	12,996	21,423	11,846

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2004 and 2003

(In thousands)

(unaudited)

	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(8,874)	$(12,379)
Loss from discontinued operations	(606)	(5,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash used in discontinued operations	—	(854)
Noncash compensation expense	212	1,281
Depreciation and amortization	4,204	4,566
Favorable settlements of obligations	—	(1,746)
Non cash expense for warrants issued as a financing fee and modification of stock options	—	166
Impairment of discontinued assets	—	4,704
Impairment of assets	—	837
Bad debt expense	72	—
Loss on sale of investment	125	—
Changes in assets and liabilities:
Accounts receivable	(1,049)	1,883
Inventory	(350)	(120)
Prepaids and other current assets	(287)	(111)
Other assets	(121)	134
Accounts payable	(1,837)	678
Income taxes payable	1,389	2,423
Accrued expenses, including restructuring	5,419	(2,917)
Deferred revenue	(243)	923
Other liabilities	308	—

Net cash used in operating activities	(1,638)	(5,742)

Cash flows from investing activities:
Capital expenditures	(2,183)	(1,906)
Purchases of Short-term Investments	(5,980)	—
Proceeds from the sale of investments	196	—
Increase in restricted cash	79	—

Net cash used in investing activities	(7,888)	(1,906)

Cash flows from financing activities:
Net proceeds from issuance of common stock	26,717	598
Net proceeds from issuance of redeemable convertible preferred stock	—	16,000
Repayment of debt from line of credit	(1,649)	(7,888)
Payments of patent obligations	(1,300)	(375)

Net cash provided by financing activities	23,768	8,335

Effect of foreign currency translation on cash and cash equivalents	380	107

Net increase in cash and cash equivalents	14,622	794
Cash and cash equivalents at beginning of period	9,938	9,985

Cash and cash equivalents at end of period	$24,560	$10,779

Supplemental disclosure of noncash financing and investing activities:
Changes in deferred compensation for grant, forfeiture and remeasurement of common stock options	$—	$512
Issuance of common stock warrants to investors of the redeemable preferred stock	—	2,903
Issuance of common stock for conversion of the redeemable preferred stock	3,897	—
Issuance of units of redeemable preferred stock to placement agent as a financing fee	—	750
Issuance of common stock warrants to placement agent of the redeemable preferred stock	—	120
Beneficial settlements of purchase accounting obligations	—	524
Beneficial conversion feature of redeemable preferred stock	—	744
Unrealized gain on Short-term investments	19	—
Dividends to Series A preferred shareholders issued or issuable in common stock	14	440
Accretion of Series A preferred stock discount resulting from conversions and probable redemption	1,129	1,428
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$126	$296

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

Nine months ended September 30, 2004

(In thousands, except shares)

(unaudited)

	Common Stock		Common Stock to be issued	Additional Paid-in Capital	Deferrred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2003:	16,717,498	$16	$149	$317,055	$(212)	$1,641	$(287,502)	$31,147
Comprehensive loss:
Net loss	—	—	—	—	—	—	(9,480)	(9,480)
Foreign currency translation adjustment	—	—	—	—	—	342	—	342
Unrealized gain on available-for-sale securities	—	—	—	—	—	19	—	19

Comprehensive loss	—	—	—	—	—	361	(9,480)	(9,119)
Issuance of common stock for conversion of Series A preferred stock	2,233,778	2	—	3,895	—	—	—	3,897
Issuance of common stock in private placement	3,157,800	3	—	26,105	—	—	—	26,108
Issuance of common stock from cashless exercise of warrants	68,808	1	—	—	—	—	—	1
Issuance of common stock from exercise of warrants	40,000	—	—	90	—	—	—	90
Issuance of common stock from exercise of stock options	143,741	—	—	519	—	—	—	519
Issuance of common stock as dividends to Series A preferred shareholders who converted	1,571	—	—	0	—	—	—	0
Dividends paid and payable in common stock to Series A preferred shareholders	20,115	—	(149)	149	—	—	—	0
Amortization of deferred compensation	—	—	—	—	212	—	—	212

Balance at September 30, 2004	22,383,311	$22	$—	$347,813	$—	$2,002	$(296,982)	$52,855

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003

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

(b) Organization and Business Activities

Orchid BioSciences, Inc. (previously known as Orchid Biocomputer, Inc.) and subsidiaries (the Company), was organized under the laws of the State of Delaware on March 8, 1995 and, since 1998, has primarily focused on products and services. The Company was a wholly owned subsidiary of Sarnoff Corporation (Sarnoff) at inception and was reduced to a majority-owned subsidiary of Sarnoff in 1995. As a result of the December 1997 financing, Sarnoff’s ownership in the Company was reduced to less than a majority.

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

In the third quarter of 2004, the Company reported $0.2 million of operating income. Prior to the third quarter of 2004, the Company had not reported operating income, and prior to the second quarter of 2004 the Company had not reported positive cash flow from operations. There is no assurance that operating income can be sustained, or that positive cash flows can be achieved for any other periods or, if achieved, could be sustained on a continuing basis. The Company’s accumulated deficit aggregated $297.0 million at September 30, 2004. The Company expects that its existing cash on hand will be sufficient to fund the Company’s operations at least through the next twelve months. On February 27, 2004, the Company consummated a common stock private equity financing with gross proceeds of $30.3 million (net amount of $26.1 million, after fees paid to investment bankers and other expenses of the financing).

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

In January 2004, the Company completed the sale of its Diagnostics business to Tepnel Life Sciences, PLC for approximately $3.5 million in cash, of which $0.5 million was held in escrow, subject to certain post-closing adjustments. The Company and Tepnel selected a neutral third party auditor to determine the final sale amount based on the provisions of the sale agreement, and the neutral auditor completed its assessment during the second quarter

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and 2003

(unaudited)

(in thousands, except per share data)

2004. The Company accrued for the amount attributable to the final sale amount based on the neutral auditor assessment and included those charges in the loss from discontinued operations for the six months ended June 30, 2004. During the third quarter of 2004, the Company and Tepnel reached a final settlement. The settlement included the release of the existing escrow to Tepnel, and an additional cash payment by the Company to Tepnel in the amount of approximately $0.4 million. The total cash settlement was less than the neutral auditor assessment, and as a result, the Company recorded income from discontinued operations for the three months ended September 30, 2004. As of September 30, 2004, there are no further obligations related to this settlement, and the Company has included all amounts in the income (loss) from discontinued operations for the three and nine months ended September 30, 2004.

(c) Consolidated Financial Statements

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in US financial institutions and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company also maintains $2.0 million of restricted cash as of September 30, 2004 pursuant to the requirements of its long-term debt and certain operating leases and contracts (Note 7).

(e) Short-Term Investments

Short-term investments consist of commercial paper and certificates of deposit with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its short-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices at September 30, 2004. Cost is determined on a specific identification basis. The Company considered all of these investments to be available-for-sale.

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and 2003

(unaudited)

(in thousands, except per share data)

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

During the three months ended September 30, 2004 and 2003, the Company has recorded $1.0 million and $0.5 million, respectively, in foreign income tax expense associated with the Company’s operations in Europe, which is currently generating income. During the nine months ended September 30, 2004 and 2003, the Company has recorded $1.6 million and $1.6 million, respectively, in foreign income tax expense.

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and 2003

(unaudited)

(in thousands, except per share data)

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

Had the Company determined compensation cost for options based on the fair value method for 2004 and 2003 for its stock options under SFAS 123, the Company’s net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net loss allocable to common stockholders:
As reported	$(395)	$(4,994)	$(10,623)	$(20,201)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	—	300	212	1,281
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(225)	(455)	(689)	(2,145)
Pro forma under SFAS 123	$(620)	$(5,149)	$(11,100)	$(21,065)
Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.02)	$(0.38)	$(0.50)	$(1.71)
Pro forma under SFAS 123	(0.03)	(0.40)	(0.52)	(1.78)

In determining the fair value for grants of common stock options, the Company used the following assumptions:

	Three and nine months ended September 30
	2004	2003
Risk-free interest rate	4.75%	4.85%
Volatility	90%	90%
Expected option life	5.0 years	5.5 years
Expected dividend yield	0%	0%

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and 2003

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

(o) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values because of the short maturity of these instruments. The interest rates on long-term debt and capital leases approximates rates for similar types of borrowing arrangements at September 30, 2004 and December 31, 2003, therefore, the fair value of the long-term debt and capital leases approximate the carrying value at September 30, 2004 and December 31, 2003.

(p) Net Loss Per Share

Net loss per share is computed in accordance with SFAS 128, Earnings Per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each year presented, the Company has certain options, warrants, and mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal. For the nine months ended September 30, 2004, the Company has reflected $1.1 million relating to dividends and the accretion of Series A preferred stock discount and for the nine months ended September 30, 2003, the Company recorded $1.9 million relating to the dividends and accretion of Series A preferred stock discount, in addition to $0.7 million as a beneficial conversion feature in the net loss allocable to common stockholders as result of the Series A Convertible Preferred Stock sold in March 2003.

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

(r) Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Inventory

Inventory is comprised of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$1,222	$941
Work in progress	300	231
Finished goods	—	—

	$1,522	$1,172

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and 2003

(unaudited)

(in thousands, except per share data)

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping and to manufacture consumables. Work in progress consists mainly of casework not yet completed and kits that are in the production process.

(3) Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Base technology	$5,980	$(2,368)	$3,612	$5,980	$(1,999)	$3,981
Customer lists	5,040	(2,070)	2,970	5,040	(1,732)	3,308
Trademark/tradename	3,946	(1,226)	2,720	3,946	(969)	2,977
Patents and know-how	4,895	(833)	4,062	4,895	(549)	4,346
Other	743	(492)	251	743	(413)	330

Totals	$20,604	$(6,989)	13,615	$20,604	$(5,662)	$14,942

The Company has estimated the useful lives of the above intangible assets as follows:

Useful Life
Customer lists	11
Base technology	10-12
Trademarks and tradename	10-15
Patents and know-how	10-15
Other	4

The weighted average useful life for these intangible assets is approximately 9.43 years.

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows:

Three months ended December 31, 2004	447
2005	1,699
2006	1,699
2007	1,699
2008	1,699

The following table sets forth the activity during the nine months ended September 30, 2004 as it relates to goodwill (in thousands):

	Gross	Accumulated amortization	Net
Balance as of December 31, 2003	3,146	(460)	2,686
Other (due to the effect of foreign currency translation)	14	—	14

Balance as of September 30, 2004	$3,160	$(460)	$2,700

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and 2003

(unaudited)

(in thousands, except per share data)

(4) Accrued Expenses

Accrued expenses are comprised of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
Employee compensation	$2,349	247
Current portion of patent obligations	150	694
Royalties on licensed technology	480	1,003
Restructuring, current portion	862	1,251
Professional fees	2,231	1,435
Acquisition and divestiture related liabilities	—	1,000
Corporate and other taxes	1,961	1,380
Other	642	510

	$8,675	7,520

(5) Restructuring

During the nine months ended September 30, 2004, the Company recognized an additional $1.1 million in restructuring charges related to one of the Company’s former operating facilities in Princeton, NJ. The additional charge was a result of a change in management’s estimate as to when this facility is expected to be subleased and the estimated discount associated with such a sublease arrangement.

As of September 30, 2004 and December 31, 2003, the Company had approximately $2.0 million and $2.0 million, respectively, in restructuring accruals outstanding of which approximately $1.2 million and approximately $0.8 million, respectively, is classified as a long-term liability. The most significant remaining liability relates to facility obligations.

The following is a roll forward of the restructuring reserve (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2003	$469	$1,566	$2,035
Additional reserve recorded in the nine months ended September 30, 2004	—	1,184	1,184
Non-cash adjustments	(54)	—	(54)
Cash payments in the nine months ended September 30, 2004	(404)	(729)	(1,133)

Restructuring liability as of September 30, 2004	$11	$2,021	$2,032

(6) Discontinued Operations

On January 21, 2004, pursuant to the terms of an Asset Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes Corporation, a wholly-owned subsidiary of the Company, Tepnel Life Sciences plc (Tepnel), Tepnel North America Corporation, a wholly-owned subsidiary of Tepnel, and Tepnel Lifecodes Corporation, a wholly-owned subsidiary of Tepnel North America Corporation, as amended (the US Purchase Agreement), a Business Purchase Agreement dated as of October 30, 2003 among the Company, Orchid BioSciences Europe Limited, a wholly-owned subsidiary of the Company, Tepnel and Tepnel Diagnostics Limited, a wholly-owned subsidiary of Tepnel, as amended (the UK Purchase Agreement), and a Share Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes Corporation, Tepnel and Tepnel Diagnostics Limited, as amended (the Belgian Purchase Agreement), Tepnel completed its acquisition of certain assets and liabilities of the Company’s Diagnostics business unit. The aggregate purchase price was $3.5 million in cash, of which $0.5 million was held in escrow, subject to certain post-closing adjustments. The Company and Tepnel selected a neutral third party auditor to determine the final sale amount based on the provisions of the sale agreement, and the neutral auditor completed its assessment during the second quarter of 2004. The Company accrued for the amount attributable to the final sale amount based on the neutral auditor assessment and included those charges in the loss from discontinued operations for the six months ended June 30, 2004. During the third quarter of 2004, the Company and Tepnel reached a final settlement. The settlement included the release of the existing escrow to Tepnel, and an additional cash payment by the Company to Tepnel in the amount of approximately $0.4 million. The total cash settlement was less

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and 2003

(unaudited)

(in thousands, except per share data)

than the neutral auditor assessment, and as a result, the Company recorded income from discontinued operations for the three months ended September 30, 2004. As of September 30, 2004, there are no further obligations related to this settlement, and the Company has included all amounts in the income (loss) from discontinued operations for the three and nine months ended September 30, 2004.

The Company reflected the net realizable value of its Diagnostic business unit’s assets and liabilities in its consolidated balance sheet as of December 31, 2003. The net realizable value has been calculated at the expected proceeds from the sale less the estimated costs to sell. In connection with the sale of these assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which lease was assigned to Tepnel. The Company also reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities, which is included in other long term liabilities in the accompanying consolidated balance sheet as of September 30, 2004 and December 31, 2003 accordingly. See note 10 for further discussion of this matter.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of the Diagnostics business unit held for sale in the results from continuing operations. The results of operations for this business unit held for sale has been reflected in discontinued operations. The income (loss) from discontinued operations for the three and nine months ended September 30, 2004 and 2003, respectively, consists of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues	$—	$2,457	$508	$8,088
Costs of products and services revenues	—	1,760	616	5,428

Gross margin	—	697	(108)	2,660
Research and development	—	398	122	1,137
Selling and marketing	—	533	126	1,612
General and administrative	—	180	151	605
Amortization of Intangibles	—	—	—	—
Impairment of assets	—	799	—	4,704

Operating income (loss)	—	(1,213)	(507)	(5,398)
Other income (loss)	244	185	(99)	188

Net income (loss)	$244	$(1,028)	$(606)	$(5,210)

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and 2003

(unaudited)

(in thousands, except per share data)

In December 1998, the Company entered into a $6.0 million equipment loan line, which is secured by the purchased equipment whose availability expired in 1999. In December 2000, the Company amended the loan line and established a new borrowing base of $8.0 million. As of September 30, 2004 and December 31, 2003, the Company does not have the ability to draw down on the loan line due to the expiration of the loan line in December 2001. At September 30, 2004 and December 31, 2003, the Company had approximately $0.7 million and approximately $2.3 million outstanding under this arrangement. If the Company did not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35.0 million or twelve month’s cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), the Company was required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. The Company was also required to provide a cash security deposit or obtain a letter of credit equal to approximately $2.2 million plus 50% of any future draw amount no later than June 30, 2001, unless the Company completed a follow-on equity offering of at least $50.0 million in net unrestricted proceeds. During 2001, the Company did complete a follow-on offering. However, the net unrestricted proceeds from this offering of $33.2 million were less than the minimum amount required under the loan line. The Company has received written notice from the lender stating that the lender waived the requirement of a pledge of cash security deposit or letter of credit under this agreement. In addition, subsequent to June 30, 2002, the Company did not maintain the minimum unrestricted cash as defined in the Agreement. The Company has also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter of credit under this agreement for the period of non-compliance through June 19, 2002. On June 19, 2002, the Company obtained a letter of credit in the amount of approximately $2.7 million as required by the amended line of credit, which was supported by a cash restriction on certain securities held by the Company.

During 2003, the Company’s required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because the Company continued to pay down its monthly obligation in accordance with the original terms of the loan line. The restricted cash amount related to this agreement has been reduced accordingly as of September 30, 2004 to approximately $0.2 million. This cash restriction, in addition to cash restricted under two of the Company’s operating leases, and one government contract is reflected as restricted cash in the consolidated balance sheet as of September 30, 2004 and December 31, 2003 of $2.0 million and $2.1 million, respectively, of which approximately $1.8 million is classified as a long term asset. In May 2004, the Company obtained a letter of credit in the amount of approximately $0.8 million as required by a line of credit it entered into as required by the terms of a new government contract.

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

Long-term debt is comprised of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
Equipment loan line secured by purchased equipment	$639	$2,238
Capital lease obligations (see Note 10) and other long-term debt	16	66

	655	2,304
Less current portion	655	1,889

Long-term debt, less current portion*	$—	$415

*	Amount due in 2005

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and 2003

(unaudited)

(in thousands, except per share data)

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

The Company committed to sell its Diagnostic business unit during 2002. As a result of this decision, the segment information in 2003 for the Diagnostics business unit has been excluded below. Note 6 depicts the operations of that business which is reflected as discontinued operations and the assets and liabilities of that business unit were considered as “held for sale” during 2003. The chief operating decision maker of the Company measures segment profit/ (loss) using operating income/ (loss), which excludes other income (expense) and allocation of corporate expenditures. These corporate costs, which include treasury, human resources, finance, restructuring costs and certain other corporate functions, are included in Corporate and all other. “All other” also reflects the operations of Orchid GeneShield, which during the three months ended September 30, 2004 and 2003 was considered to be insignificant from a segment reporting perspective. Goodwill has been allocated to each reportable segment as shown below. In accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company determined it was impracticable to restate previously reported segment information. As the Company exited from its Life Sciences business in 2002, neither the old nor the new basis of segmentation result in revenues, expenses or assets attributable to the Life Sciences business in 2004.

	Identity Genomics	Life Sciences	Corporate and all other	Total
	(in thousands)
For the three months ended September 30, 2004:
Revenues from external customers	$16,354	$—	$93	$16,447
Segment operating income (loss)	2,354	—	(2,178)	176
As of and for the nine months ended September 30, 2004:
Revenues from external customers	$44,481	$—	$391	$44,872
Segment operating income (loss)	3,626	—	(10,987)	(7,361)
Depreciation and amortization expense	3,458	—	746	4,204
Noncash stock based compensation	—	—	212	212
Capital expenditures	2,169	—	14	2,183
Total assets from continuing operations	39,084	—	34,512	$73,596
Total assets from discontinued operations				—
Total assets				$73,596
For the three months ended September 30, 2003:
Revenues from external customers	$10,156	$1,622	$55	$11,833
Segment operating income (loss)	680	587	(4,924)	(3,657)
As of and for the nine months ended September 30, 2003:
Revenues from external customers	$31,054	$5,383	$498	$36,935
Segment operating income (loss)	3,878	2,492	(18,586)	(12,216)
Goodwill	2,598	—	—	2,598
Total assets from continuing operations	33,321	2,785	19,277	$55,383
Total assets from discontinued operations	—	—	—	6,520
Total assets	—	—	—	$61,903

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and 2003

(unaudited)

(in thousands, except per share data)

For the three months ended September 30, 2004, the Company generated approximately $5.9 million or 36% of its total revenues through agreements with two contractors. These contractors generated approximately $3.6 million or 30% of its total revenues during the three months ended September 30, 2003. For the nine months ended September 30, 2004, the Company generated approximately $13.9 million or 31% of its total revenues through agreements with two contractors. These contractors generated approximately $11.2 million or 30% of its total revenues during the nine months ended September 30, 2003.

As a result of the Company’s acquisition of Cellmark in February 2001, the Company has significant international operations, primarily in the UK. During the three months ended September 30, 2004 and 2003, the Company recorded revenues from international customers, of approximately $7.5 million, or approximately 46% and $4.7 million or 40%, respectively, of total revenues. Contracts with two customers, the Department of Environment, Food and Rural Affairs (DEFRA) and Forensic Alliance Ltd. (FAL), account for approximately 78% and 76% of total international revenues for the three months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004 and 2003, the Company recorded revenues from international customers, of approximately $18.7 million, or 42% and $14.2 million or 38%, respectively, of total revenues. Contracts with two customers, DEFRA and FAL, account for approximately 74% and 79% of total international revenues for the nine months ended September 30, 2004 and 2003, respectively.

(9) Redeemable Convertible Preferred Stock and Common Stock

Common Stock Offering

On February 26, 2004, the Company entered into definitive agreements with new and existing institutional investors to raise approximately $30.3 million in gross proceeds ($26.1 million after direct transaction costs) in a common stock private equity financing. Pursuant to the agreements, the Company sold approximately 3.2 million shares of common stock at $9.60 per share and granted the investors four-year warrants to purchase approximately an additional 0.6 million shares of the Company’s common stock at an exercise price of $13.20 per share. The transaction closed on February 27, 2004. The securities issued in this transaction were registered for sale on Form S-3, which was declared effective on May 28, 2004 covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants.

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

During the first quarter of 2004, the Company issued a notice of redemption to the then outstanding shareholders of the Series A Preferred Stock. As a result of this redemption notice, all 503 shares of Series A Preferred Stock outstanding at December 31, 2003 were converted into approximately 2.2 million shares of common stock as of February 6, 2004. The unamortized discount from issuance of the Series A Preferred Stock of $1.1 million was recorded in the first quarter of 2004 and included in net loss allocable to common stockholders for the first quarter of 2004.

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and 2003

(unaudited)

(in thousands, except per share data)

(10) Commitments and Contingencies

The Company leases office and laboratory facilities under noncancelable operating lease arrangements. Future minimum rental commitments required by such leases as of September 30, 2004 are as follows (in thousands):

Three months ending December 31, 2004	$666
2005	2,669
2006	1,986
2007	1,610
2008	1,256
Thereafter	5,280

$13,467

The Company has capital leases for certain machinery and equipment. Minimum lease payments, including interest, under capital leases amounts is less than $0.1 million and is all due in 2004.

In connection with the Company’s acquisition of certain patents in 2002 and 2001, the Company assumed obligations to pay future amounts over the next four years. The obligations have been recorded in the accompanying consolidated balance sheet as of September 30, 2004, at the net present value of the future obligations. The payments, which are to be made to the original patent holders are as follows (in thousands):

2004	$—
2005	150
2006	150
2007	150

Total	450
Less current portion	150

Present value of future obligations, less current portion	$300

Under the amended terms of a supply agreement with BCI, the Company is committed to purchase from BCI a minimum amount of materials and supplies in the amount of $0.6 million during 2003, $0.7 million during 2004 and $1.3 million during 2005. If BCI fails to provide the Company with such materials and supplies meeting the specifications under the supply agreement on three consecutive purchase orders or five purchase orders in any 12-month period, the Company has the right to terminate the supply agreement without further payments. In accordance with the agreement, on May 18, 2004, the Company informed BCI it had terminated the agreement, as BCI has been unable to supply the Company with materials and supplies that meet the required specifications. BCI believes that they are not in breach of the agreement, and that the Company remains committed to its minimum purchase obligations. The Company believes it has no existing liabilities owed to BCI relating to any minimum purchase arrangements.

In connection with the sale of assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company also reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities, which is included in other long term liabilities in the accompanying consolidated balance sheet as of September 30, 2004 and December 31, 2003 accordingly. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to subleasing the space, and discounted the expected rents for a potential sublease of the space. The lease terminates in April of 2010. Minimum rents under the assigned lease total approximately $4.2 million.

(11) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming Orchid as defendant, along with certain of its officers and underwriters. An amended complaint was filed on April 19, 2002.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and 2003

(unaudited)

(in thousands, except per share data)

The complaint, as amended, purportedly was filed on behalf of persons purchasing Orchid’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with Orchid’s May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Orchid’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Orchid’s registration statement on Form S-1 filed with the Commission in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. Orchid believes that the allegations are without merit and has vigorously defended, and intends to continue to vigorously defend, against Plaintiffs’ claims. In this regard, on or about July 15, 2002, Orchid filed a motion to dismiss all of the claims against it and its officers. On October 9, 2002, the court dismissed without prejudice only Orchid’s individual officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for Orchid entering into a tolling agreement with Plaintiffs’ executive committee. On February 19, 2003, Orchid received notice of the court’s decision to dismiss the Section 10(b) claims against Orchid. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. The Company is awaiting the court’s approval of the settlement documents.

Prior to Orchid’s acquisition of Lifecodes Corporation in December 2001, Lifecodes Corporation sold Medical Molecular Diagnostics GmbH, (MMD), a wholly owned subsidiary of Lifecodes Corporation based in Dresden, Germany to Deutsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH (DKMS), pursuant to a Stock Purchase Agreement dated November 15, 2002 (the SPA). Upon the acquisition of Lifecodes Corporation, Orchid assumed Lifecodes Corporation’s obligations to DKMS under the SPA. On September 19, 2003, Orchid received a complaint filed in the 9th Chamber for Trade Affairs in Cologne, Germany on behalf of DKMS through a Request for Service Abroad of Judicial Documents. The complaint sought damages under the SPA for $5.2 million, or DKMS’s cost to acquire MMD. DKMS claims there are defects in the equipment of the MMD laboratory. Orchid had not reserved any amount related to this case and believed that the allegations were without merit. In addition, in December 2002, Orchid filed a claim in the 29th Chamber for Trade Affairs in Tubingen, Germany against DKMS for $2.2 million of unpaid accounts receivables that accrued during the year ended December 31, 2002. As of September 30, 2004 and December 31, 2003, the Company had fully reserved for this receivable. The accounts receivables were for HLA typing services conducted by the Diagnostics business unit upon DKMS’ request, which Orchid sold to Tepnel Life Sciences plc in January 2004. On September 16, 2004 the parties agreed to a settlement wherein the complaints in both matters would be withdrawn, leaving no further obligation by or between the parties, and Orchid would receive $100,000 from the escrow that was established in November 2002 pursuant to the SPA which will be applied towards Orchid’s costs incurred in connection with these proceedings.

Orchid is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al. The case was filed in October, 2002 and is currently in the discovery phase. By their complaint, Plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed Plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. Orchid did not have a contractual relationship with Plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. Orchid has sold the business unit which is allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from Orchid. The complaint seeks damages in an undisclosed amount.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition as of September 30, 2004 and Results of Operations for the three and nine months ended September 30, 2004 and 2003 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data included elsewhere in this Quarterly Report on Form 10-Q, in addition to sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

We are engaged in the provision of services for profiling genetic uniqueness. We incorporated as a Delaware corporation and began operations in 1995. In the first three years of business we were primarily focused on developing our microfluidics technologies for applications in high throughput production of small molecules under collaborative research programs with SmithKline Beecham and Sarnoff Corporation. Starting in 1998, we focused our business on the application of our technology to determine genetic variability and differences. From 1998 through 2002, our business focused on SNP scoring products and services that used our proprietary primer extension technology, and on our identity genomics services in paternity and forensics. In December 2002, we disposed of our SNP genotyping instrumentation and related consumables assets of our Orchid Life Sciences business unit and in January 2004 we completed the divestiture of our Diagnostics business unit. In May 2003, we strategically realigned our Orchid GeneShield business unit which focused on pharmacogenetics and personalized medicine, and currently have no operational activities occurring in this unit.

From early 2003 to date, we have focused our efforts and reported our operating results around our Identity Genomics Segment serving customers in the United States and United Kingdom. Identity Genomics includes services that measure and analyze information related to genetic uniqueness, or the genetic variability that distinguishes one organism from another. These services are provided in the markets for the establishment of paternity, and other familial relationships forensic identification and food safety and animal testing applications. We intend to continue to focus our operations on providing services related to genetic uniqueness.

Our operating results improved for the three and nine months ended September 30, 2004 as compared to 2003. Overall, for the three months ended September 30, 2004, as compared to 2003, we increased total revenues 39 percent, improved service revenue gross margin to 44 percent for the three months ended September 30, 2004, as compared to service revenue gross margin of 34 percent in the comparable period in 2003. In addition, for the first time in our history reported income from continuing operations before income taxes in the amount of approximately $0.4 million, as compared to a loss from continuing operations before income taxes of $2.3 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, as compared to 2003, we increased total revenues 21 percent, reduced loss from continuing operations before income taxes by $3.5 million, and maintained service revenue gross margins of approximately 42 percent. We did experience a slight decline in service revenue gross margin for the three months ended September 30, 2004 as compared to the three months ended June 30, 2004, related to start-up costs for our newly-implemented enhanced automation capabilities in our CODIS testing business, in preparation for our anticipated ramp-up in CODIS testing in 2005 and beyond.

Our revenues for forensic testing services in the US are dependent in part on the timing of federal funding for forensics DNA testing through the National Institute of Justice (NIJ). Over the last few quarters, we have witnessed an increase in the amount of funding made available by the NIJ to various governmental and law enforcement establishments around the US, and consequently we have successfully entered into or renewed several NIJ-funded state contracts in 2004. We expect that our continued ability to secure new contracts and retain our existing customers will strengthen our revenues and our ability to meet our financial objectives for 2004 and beyond. In addition, we expect that the recent Congressional enactment of the President’s DNA Initiative should provide increased funding over the next several years to private forensic laboratories, similar to ours, to process DNA backlogs in criminal investigations.

Our operations in the UK include all of our public health testing services, in addition to providing a portion of our paternity and forensic DNA testing services, and accounted for 46 and 42 percent of our total revenues for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2004, 78% and 74%, respectively, of our UK revenues were derived through agreements with two contractors, the Department of Environment, Food and Rural Affairs (DEFRA) and Forensic Alliance Ltd. (FAL). In May of 2004 we renewed the DEFRA contract for two more years. The contract with FAL was executed on July 15, 2002 and will expire in July 2007, subject to early termination by either party by providing the other party with not less than twelve months’ written notice on or after July 15, 2006. We continued to see strong volumes in our scrapie susceptibility testing businesses for the three months ended September 30, 2004. We continue to expect our UK business to be a significant part of our business. We expect to experience continued growth in our UK business in the public health testing area through expected increases in the amount of testing we perform for DEFRA and other customers for scrapie susceptibility in sheep, and through the introduction of our meat traceability business with new customers, which includes the Maple Leaf Foods agreement announced in the first quarter of 2004. We saw increased testing volumes from the Maple Leaf Agreement in the third quarter and we expect to continue to see increased testing volumes under this agreement in the fourth quarter of 2004.

We were favorably impacted during 2003, and 2004 by exchange rate movements of the British Lb sterling as compared to the US Dollar. For the nine months ended September 30, 2004 as compared to the same period in 2003, our revenues were favorably impacted by five basis points as a result of the exchange rate movement. Excluding the favorable impact of the exchange rate movement, the growth rate in revenues for the nine months ended September 30, 2004 was 16%. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and there can be no assurance that the recent favorable trend in this exchange rate will not be reversed, which would have an unfavorable impact on our consolidated financial results.

Our operating results are driven by our ability to generate sales and improve operating efficiency. As a result of the implementation of our restructuring plan throughout 2002 and 2003, we reported operating income for the three months ended September 30, 2004, and expect to continue to report improvements in operating results and operating cash flow. We also expect to continue to focus on improving operating efficiencies during 2004. We expect that these operating efficiency improvements, together with our expected annual growth in revenue during 2004 of 20%, will result in improved gross margins during 2004. If we achieve our targeted 2004 revenue growth, we would generate approximately $60.0 million in total revenues for the year ended December 31, 2004, fueled by growth in our forensics, animal and food testing, and private paternity businesses. We expect to realize a gross margin of approximately 45 percent for the year ended December 31, 2004 as a result of higher sales volume and improved services mix. We continue to believe that our current level of overhead expenses is sufficient to support our planned revenue growth in 2004, and we anticipate that these expenses will be lower than 2003 levels, as a result of the restructuring activities undertaken in 2003 and 2002. Our outlook for 2004 is based in part on some key assumptions which have occurred in 2004, including the award to us of a significant portion of NIJ-funded state contracts, the continued benefit of our 2004 sales and marketing investments which have resulted in solid growth in our private paternity DNA testing business, and increased testing volumes in our animal testing and food safety DNA testing business, and our renewed two-year contract with the UK government as their major provider of scrapie genotyping services.

Since inception, we have incurred losses and as of September 30, 2004 we had stockholders’ equity of approximately $52.9 million, including an accumulated deficit of approximately $297.0 million. We had previously indicated that we expected to attain profitability in the second half of 2003; however, due to market circumstances, particularly the rate at which funding of forensics testing was released from the NIJ, we were unable to achieve our objective. For the nine months ended September 30, 2004, the loss from continuing operations before income taxes was $7.3 million, which included $1.1 million recorded as an additional reserve for one of Orchid’s former operating facilities in Princeton, New Jersey, $1.9 million in general and administration expenses related to the company’s various financing transactions, and $1.4 million of charges for the amortization of intangibles. For the three months ended September 30, 2004, we reported income from continuing operations before income taxes of $0.4 million, a significant improvement from the $1.4 million loss from continuing operations before income taxes for the three months ended June 30, 2004, and $6.3 million loss from continuing operations before income taxes for the three months ended March 31, 2004. We expect to continue to generate income from continuing operations in the fourth quarter of 2004.

During the first quarter of 2004, we closed a common stock private equity financing in the amount of $26.1 million, net of closing costs. In addition, as of February 6, 2004, 100% of our redeemable convertible preferred stockholders had converted their shares of Series A Preferred Stock to common stock. In connection with the common stock private equity financing, on March 26, 2004, we filed a registration statement with the Securities and Exchange Commission (SEC) covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants issued in the financing, which was declared effective on May 28, 2004. As a result of these measures, we expect to have adequate capital to fund operations for at least the next twelve months.

On January 13, 2004 we filed a shelf registration statement on Form S-3 with the SEC, to provide us with further opportunities to raise capital. This shelf registration will permit us, from time to time, to offer and sell up to $30 million of our common stock. We do not anticipate the need to raise additional capital in 2004 to fund current operations; however, if we determine that this need exists, or if we intend to fund future growth opportunities, we may use this shelf registration to provide financing. This registration statement was declared effective on May 28, 2004.

RESULTS OF OPERATIONS

Our Diagnostic business unit was considered to be a non-core asset, and was reflected as a discontinued operation. Accordingly, we have not included the results of operations of our Diagnostics business unit, in the results of continuing operations in any period presented. The results of operations for this business unit have been reflected in discontinued operations for all periods presented. The assets and liabilities of our Diagnostics business unit, which was held for sale, have been reflected as such in the consolidated balance sheets as of December 31, 2003. We completed the sale of certain assets and liabilities related to our Diagnostics business unit in January 2004.

The following table sets forth a quarter-over-quarter comparison of the components of our Net Loss for the three months ended September 30, 2004 and 2003:

	(In thousands)		$ Change	% Change
	2004	2003
Total revenues	$16,447	$11,833	$4,614	39%
Costs of revenues	9,266	7,713	1,553	20%
Research and development expenses	426	642	(216)	(34)%
Marketing and sales expenses	1,634	1,123	511	46%
General and administrative expenses	4,497	5,632	(1,135)	(20)%
Restructuring and related charges	—	(72)	72	100%
Impairment of assets	—	—	—	—%
Amortization of intangible assets	448	452	(4)	(1)%
Other income/(expense)	207	1,393	(1,186)	(85)%
Income tax expense	1,022	549	473	86%
Income (loss) from operations of a business held for sale	244	(1,028)	1,272	>100%
Net loss	(395)	(3,841)	(3,446)	(90)%
Net loss allocable to common shareholders	(395)	(4,994)	(4,599)	(92)%

Three months ended September 30, 2004 and 2003

Revenues

Revenues for the three months ended September 30, 2004 of approximately $16.5 million represented an increase of approximately $4.7 million as compared to revenues of approximately $11.8 million for the comparable period of 2003. Total revenues during the three months ended September 30, 2004 versus 2003 increased as a result of increased service revenues. Total service revenues, which include revenues from our service businesses of paternity, forensics and public health testing for the three months ended September 30, 2004 were approximately $16.4 million, an increase of approximately $4.6 million, or 39%, from approximately $11.8 million during the comparable period in 2003. The increase in revenues from our service businesses was primarily attributable to an increase in testing volumes experienced during the three months ended September 30, 2004. We expect to experience increased testing volumes for the foreseeable future, despite an anticipated slight decline in testing volumes for the fourth quarter of 2004 as compared to the third quarter of 2004. This slight decline represents the impact of the inherent seasonality in our animal testing business during the winter months.

As a result of the acquisition of Cellmark in February 2001, the acquisition of Lifecodes in December 2001, and a limited number of agreements with foreign companies, our business has become increasingly global, with international revenue representing 46% and 40% of total revenue during the three months ended September 30, 2004 and 2003. Fluctuations in foreign currency exchange rates during 2004 and 2003 had a favorable impact of four basis points on our consolidated revenues and profits. We are prepared to hedge against fluctuations in foreign currencies if our transaction exposure becomes material, although we have not engaged in hedging activities to date.

In August of 2001 we entered into a three-year agreement with DEFRA of the UK to provide genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie. In June of 2004, we renewed this contract for two more years. We also signed an agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. It is by virtue of our relationship with FAL that we have been able to increase our revenues based on this forensic testing. The contract with FAL has early termination provisions which, if exercised could have a material adverse effect on the financial condition of our business. Revenue for the three months ended September 30, 2004 and 2003 under these two agreements, was approximately 36% and 30%, respectively, of our total revenues.

Cost of Service Revenues

Cost of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, and facility expenses. Cost of service revenues was approximately $9.3 million, or 57% of services revenues, for the three months ended September 30, 2004 compared to approximately $7.7 million, or 66% of service revenues for the comparable period of the prior year. The increase in cost of service revenues reflects growth in revenues from our businesses of forensics, paternity and public health testing services. Cost of services as a percentage of revenues declined as compared to the prior year as a result of resource investments implemented during the three months ended September 30, 2003, largely in our UK operations in preparation for the addition of the certain contracts and to support our growing public health genotyping business. Additionally, resource investments were made in our US based forensics operations during 2003 in anticipation of the release of additional NIJ awards.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing, and enhancement of our products and services. Research and development expenses for the three months ended September 30, 2004 were approximately $0.4 million, a decrease of approximately $0.2 million, as compared to approximately $0.6 million for the comparable period of the prior year. The decrease in research and development expenses for the three months ended September 30, 2004 as compared to the comparable period of the previous year was primarily attributable to a reduction in the research and development efforts undertaken by our GeneShield business unit. During the three months ended September 30, 2004, we incurred no costs related to our GeneShield business unit as compared to approximately $0.3 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, the research and development charges related primarily to our assay development for our animal and food traceability testing business. For the remainder of 2004, we expect to continue to incur research and development charges to support our entry into the meat traceability market, although this is not expected to be material, as we will largely rely on the technology already used in our existing businesses.

Marketing and Sales Expenses

Marketing and sales expenses consist of salaries and benefits for our salespeople and all related costs of selling and marketing our products and services. These costs include travel, advertising, market research costs, and certain professional fees. Marketing and sales expenses for the three months ended September 30, 2004 were approximately $1.6 million as compared to approximately $1.1 million during the comparable period of the prior year. The increase in these costs of approximately $0.5 million was substantially related to investing in advertising and marketing initiatives to accelerate or perpetuate our long term growth, particularly in our private paternity testing business. As a result of the expansion of select marketing and sales initiatives, our marketing and sales expenses may continue to increase slightly in future periods, although the actual quarter-to-quarter trend in these expenses may vary.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. General and administrative expenses for the three months ended September 30, 2004 were approximately $4.5 million, a decrease of approximately $1.1 million, as compared to approximately $5.6 million for the comparable period of the prior year. The decrease was primarily attributable to approximately $0.7 million of professional fees related to strategic corporate activities in the three months ended September 30, 2003. We expect that general and administrative expense will decrease slightly in future periods, although the actual quarter to quarter trend in these expenses may vary.

Restructuring

There were no restructuring costs for the three months ended September 30, 2004, as compared to a credit of approximately $0.1 million for the three months ended September 30, 2003.

Amortization of Intangible Assets

During the three months ended September 30, 2004 and 2003, we recorded approximately $0.5 million of amortization of intangible assets.

Interest Income

Interest income for the three months ended September 30, 2004 were approximately $0.1 million as compared to less than $0.1 million in 2003. Interest income for both periods primarily relates to interest earned on investments in money market funds.

Interest Expense

Interest expense for the three months ended September 30, 2004 and 2003 was less than $0.1 million. Interest expense results from our long-term debt.

Other income

Other income for the three months ended September 30, 2004 was approximately $0.2 million compared to approximately $1.5 million during the comparable period of the prior year. On July 16, 2003, we had amended our agreement related to obligations associated with our 2001 acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix. Pursuant to the amended agreement, we were obligated to pay approximately $0.4 million at the signing of the agreement and $0.6 million over the next four years in ratable installments of $0.15 million per year to the original patent holders. Prior to the execution of the amended agreement, we reflected an obligation pursuant to the original agreement in an amount of $2.4 million, net of the amount related to interest. Based on the amended agreement, we paid approximately $0.4 million upon execution and recorded a benefit to other income of $1.4 million to our statement of operations associated with the amended agreement during the three months ended September 30, 2003.

Income Tax Expense

During the three months ended September 30, 2004 and 2003, we recorded income tax expense of approximately $1.0 million and $0.5 million, respectively, primarily related to our UK business, which is generating taxable income.

Discontinued Operations

During 2004 and 2003, we considered our Diagnostic business unit to be a non-core asset and therefore it has been reflected in discontinued operations for all periods presented. We recorded approximately $0.2 million of income and approximately $1.0 million of loss from the discontinuance of the Diagnostic business unit during the three months ended September 30, 2004 and 2003, respectively. We sold our Diagnostics business unit to Tepnel in January 2004. Subsequent to the closing date, we and Tepnel selected a neutral third party auditor to determine the final sale amount based on the provisions of the sale agreement, and the neutral auditor completed its assessment during the second quarter of 2004. We accrued for the amount attributable to the final sale amount based on the neutral auditor assessment and included those charges in the loss from discontinued operations for the six months ended June 30, 2004. During the third quarter of 2004, we and Tepnel reached a final settlement. The settlement included the release of the existing escrow to Tepnel, and an additional cash payment by us to Tepnel in the amount of approximately $0.4 million. The total cash settlement was less than the neutral auditor assessment, and as a result, we recorded income from discontinued operations for the three months ended September 30, 2004. As of September 30, 2004, there are no further obligations related to this settlement, and we included all amounts in the income (loss) from discontinued operations for the three and nine months ended September 30, 2004.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, as well as the level of testing volumes, which have not yet reached the necessary levels to generate positive net income during the three months ended September 30, 2004, we reported a net loss of approximately $0.4 million compared to a net loss of approximately $3.8 million for the comparable period a year ago. We also recorded dividends and accretion of Series A redeemable convertible preferred stock of approximately $1.2 million, which was included in our net loss allocable to common stockholders of approximately $5.0 million for the three months ended September 30, 2003. As of February 6, 2004, all outstanding shares of Series A preferred stock converted into shares of common stock.

The following table sets forth a quarter-over-quarter comparison of the components of our Net Loss for the nine months ended September 30, 2004 and 2003:

	(In thousands)		$ Change	% Change
	2004	2003
Total revenues	$44,872	$36,935	$7,937	21%
Costs of revenues	25,815	21,363	4,452	21%
Research and development expenses	1,297	3,006	(1,709)	(57)%
Marketing and sales expenses	5,379	4,692	687	15%
General and administrative expenses	17,260	18,048	(788)	(4)%
Impairment of assets	—	837	(837)	(100)%
Restructuring and related charges	1,130	(155)	1,285	>(100)%
Amortization of intangible assets	1,352	1,360	(8)	(1)%
Other income/(expense)	65	1,446	(1,381)	(96)%

Income tax expense	1,578	1,609	(31)	(2)%
Loss from operations of a business held for sale	(606)	(5,210)	4,604	88%
Net loss	(9,480)	(17,589)	8,109	(46)%
Net loss allocable to common shareholders	(10,623)	(20,201)	9,578	47%

Nine months ended September 30, 2004 and 2003

Revenues

Revenues for the nine months ended September 30, 2004 of approximately $44.9 million represented an increase of approximately $8.0 million as compared to revenues of approximately $36.9 million for the comparable period of 2003. Total revenues during the nine months ended September 30, 2004 versus 2003 increased as a result of increased service revenues. Total service revenues, which include revenues from our service businesses of paternity, forensics and public health testing for the nine months ended September 30, 2004 were approximately $44.5 million, an increase of approximately $8.0 million, or 22%, from approximately $36.5 million during the comparable period in 2003. The increase in revenues from our service businesses was primarily attributable to an increase in testing volumes experienced during the first nine months ended September 30, 2004. We have recently witnessed an increase in the amount of funding made available by the NIJ to various governmental and law enforcement establishments throughout the US, which contributed to us successfully entering into or renewing several NIJ funded state contracts in 2004. We expect to experience increased testing volumes for the foreseeable future, despite an anticipated slight decline in testing volumes for the fourth quarter of 2004 as compared to the third quarter of 2004. This slight decline represents the impact of the inherent seasonality in our animal testing business during the winter months.

As a result of the acquisition of Cellmark, in February 2001, the acquisition of Lifecodes in December 2001, and a limited number of agreements with foreign companies, our business has become increasingly global, with international revenue representing 42% and 38% of total revenue during the nine months ended September 30, 2004 and 2003, respectively. Fluctuations in foreign currency exchange rates during 2004 and 2003 had a favorable impact of five basis points on our consolidated revenues and profits. We are prepared to hedge against fluctuations in foreign currencies if our exposure becomes material, although we have not engaged in hedging activities to date.

In August of 2001 we entered into a three-year agreement with DEFRA of the UK to provide genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie. In June of 2004, we renewed this contract for two more years. We also signed a five-year agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. It is by virtue of our relationship with FAL that we have been able to increase our revenues based on this forensic testing. The contract with FAL has early termination provisions which, if exercised could have a material adverse effect on the financial condition of our business. Revenue for the nine months ended September 30, 2004 and 2003 under these two agreements was approximately 31% and 30% of our total revenues for the nine months ended September 30, 2004 and 2003.

Cost of Service Revenues

Cost of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, and facility expenses. Cost of service revenues was approximately $25.8 million, or 58% of services revenues, for the nine months ended September 30, 2004 compared to approximately $21.4 million, or 58% of service revenues for the comparable period of the prior year. Cost of services as a percentage of revenues for the nine months ended September 30, 2004 was consistent with the comparable period of the prior year. The resource investments, primarily through additional hires, which we made in both our UK operations and our US-based forensics operations late in 2003, and in the first quarter of 2004, provided us with sufficient resources for the DEFRA agreement, the FAL agreement and our other recently secured contracts.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing, and enhancement of our products and services. Research and development expenses for the nine months ended September 30, 2004 were approximately $1.3 million, a decrease of approximately $1.7 million, as compared to approximately $3.0 million for the comparable period of the prior year. The decrease in research and development expenses for the nine months ended September 30, 2004 as compared to the comparable period of the previous year was primarily attributable to a reduction in the research and development efforts undertaken by our GeneShield business unit. During the nine months ended September 30, 2004, we incurred no costs related to our GeneShield business unit as compared to approximately $1.7 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, the research and development charges related primarily to our assay development for our animal and food traceability testing business.

Marketing and Sales Expenses

Marketing and sales expenses consist of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. These costs include travel, advertising, market research costs, and certain professional fees. Marketing and sales expenses for the nine months ended September 30, 2004 were approximately $5.4 million as compared to approximately $4.7 million during the comparable period of the prior year. The increase in these costs of approximately $0.7 million was substantially related to increased investments in our marketing and sales efforts in our private paternity testing business, and our operations in the UK, which were slightly offset by a reduction in expenditures for our GeneShield business unit as a result of our decision to realign this business unit, and our efforts to reduce discretionary spending as it related to marketing our services. As a result of the ongoing expansion of select marketing and sales initiatives, our marketing and sales expenses may continue to increase slightly in future periods, although actual expenses may vary due to changes in the condition of our business.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. General and administrative expenses for the nine months ended September 30, 2004 were approximately $17.3 million, a decrease of approximately $0.7 million, as compared to approximately $18.0 million for the comparable period of the prior year. The decrease was primarily attributable to approximately $2.4 million in expenses incurred for the nine months ended September 30, 2003 for strategic corporate activities, including approximately $1.4 million associated with a third party banker, approximately $0.5 million in legal costs and approximately $0.5 million in consulting costs in connection with other strategic corporate activities. These costs were substantially offset by the $1.9 million of charges related to our various financing activities during the first three months of 2004.

Impairment

There were no impairment costs for the nine months ended September 30, 2004, as compared to $0.8 million for the nine months ended September 30, 2003. The additional reserve of $0.8 million that was recorded in the nine months ended September 30, 2003 was principally a result of our decision to realign our GeneShield business unit. In connection with this decision, we terminated most of our GeneShield employees, most of whom were located in our Arlington, Virginia facility. As a result of this decision, we impaired some of the fixed assets, including office and computer equipment, furniture and fixtures and software related to the GeneShield business unit.

Restructuring

Restructuring expense for the nine months ended September 30, 2004 was approximately $1.1 million, as compared to a credit of approximately $0.2 million in the comparable period of 2003. The additional reserve of $1.1 million recorded in the nine months ended September 30, 2004 was principally a result of a change in management’s estimate as to when we expect to sublease one of our former operating facilities in Princeton, NJ and the estimated discount associated with such a sublease arrangement. We are attempting to sublease this facility, which is currently not in use.

During the nine months ended September 30, 2003, we settled two restructuring obligations on favorable terms. The first favorable settlement related to our leasehold obligation for one of our Princeton based facilities. During the second quarter of 2003, we recorded a benefit to the restructuring expense of approximately $0.3 million due to us settling this matter for an amount less than our original estimate. During the third quarter of 2003, we reflected another benefit to the restructuring expense of approximately $0.4 million related to a favorable settlement of an obligation to our former chief executive officer. In connection with this settlement, we issued 106,570 shares of common stock and cash valued at approximately $0.2 million. During the nine months ended September 30, 2003, we recognized approximately $0.5 million of additional restructuring expense that offset the benefits mentioned above. As a result of the realignment of our GeneShield business unit, we recorded approximately $0.4 million of severance, legal and facility related charges in the restructuring. We also recognized approximately $0.2 million as a restructuring expense associated with our former chief financial officer, a portion of which is related to the modification of the terms of previously issued options to purchase common stock.

Amortization of Intangible Assets

During the nine months ended September 30, 2004, we recorded approximately $1.4 million of amortization of intangible assets as compared to $1.4 million in 2003.

Interest Income

Interest income for the nine months ended September 30, 2004 and 2003 was approximately $0.1 million and less than $0.1 million, respectively. Interest income for both periods primarily relates to interest earned on investments in money market funds.

Interest Expense

Interest expense for the nine months ended September 30, 2004 was approximately $0.1 million compared to approximately $0.4 million during the comparable period of the prior year. Interest expense during the nine months ended September 30, 2004 decreased as a result of reduced levels of long-term debt.

Other income (expense)

Total other income (expense) for the nine months ended September 30, 2004 was less than $0.1 million compared to approximately $1.5 million of other income during the comparable period of the prior year. During the nine months ended September 30, 2003, other income (expense) resulted primarily from a gain on the sale of equipment. On July 16, 2003, we had amended our agreement related to obligations associated with our 2001 acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix. Pursuant to the amended agreement, we were obligated to pay approximately $0.4 million at the signing of the agreement and $0.6 million over the next four years in ratable installments of $0.15 million per year to the original patent holders. Prior to the execution of the amended agreement, we reflected an obligation pursuant to the original agreement in an amount of $2.4 million, net of the amount related to interest. Based on the amended agreement, we paid approximately $0.4 million upon execution and recorded other income of $1.4 million in our statement of operations associated with the amended agreement during the three months ended September 30, 2003.

Income Tax Expense

During the nine months ended September 30, 2004 and 2003, we recorded income tax expense of approximately $1.6 million and $1.6 million, respectively, primarily related to our UK business, which is generating taxable income.

Discontinued Operations

During 2004 and 2003, we considered our Diagnostic business unit to be a non-core asset and therefore it has been reflected in discontinued operations for all periods presented. We recorded a loss of approximately $0.6 million and approximately $5.2 million of loss from the discontinuance of the Diagnostic business unit during the nine months ended September 30, 2004 and 2003, respectively. We sold our Diagnostics business unit to Tepnel in January 2004. Subsequent to the closing date, we and Tepnel selected a neutral third party auditor to determine the final sale amount based on the provisions of the sale agreement, and the neutral auditor completed its assessment during the second quarter of 2004. We accrued for the amount attributable to the final sale amount based on the neutral auditor assessment and included those charges in the loss from discontinued operations for the six months ended June 30, 2004. During the third quarter of 2004, we and Tepnel reached a final settlement. The settlement included the release of the existing escrow to Tepnel, and an additional cash payment by us to Tepnel in the amount of approximately $0.4 million. The total cash settlement was less than the neutral auditor assessment, and as a result, we recorded income from discontinued operations for the three months ended September 30, 2004. As of September 30, 2004, there are no further obligations related to this settlement, and we included all amounts in the income (loss) from discontinued operations for the three and nine months ended September 30, 2004.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, which includes restructuring charges and costs related to our capital restructuring efforts, and costs of services in anticipation of receipt of testing samples, as well as the level of testing volumes have not yet reached the necessary levels to generate net income during the nine months ended September 30, 2004, we reported a net loss of approximately $9.5 million compared to a net loss of approximately $17.6 million for the comparable period a year ago. We also recorded dividends and accretion of Series A redeemable convertible preferred stock of approximately $1.1 million, which was included in our net loss allocable to common stockholders of approximately $10.6 million for the nine months ended September 30, 2004.

For the nine months ended September 30, 2003, we also recorded a beneficial conversion feature, dividends and accretion of approximately $2.6 million, which was included in our net loss allocable to common stockholders of approximately $20.2 million. The beneficial conversion feature of $0.7 million related to our March 2003 financing was calculated as the difference between the per share value as of the commitment date and the per share value of the transaction after giving effect to the value associated with the investors warrants to purchase common stock. The approximate $0.4 million in dividends relate to the 6% dividend payable to the holders of our Series A convertible preferred stock. In addition, we accreted approximately $1.4 million for the conversion of shares of our Series A convertible preferred stock into shares of our common stock during the nine months ended September 30, 2003. (See “Liquidity and Capital Resources” below for a further discussion of the financing). As of February 6, 2004, all of our shares of Series A preferred stock had converted into shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had approximately $24.6 million in cash and cash equivalents as compared to approximately $9.9 million as of December 31, 2003. In addition, as of September 30, 2004, we had approximately $6.0 million of short-term investments, which consisted of certificates of deposit and commercial paper purchased during the three months ended September 30, 2004. Working capital increased to approximately $27.3 million at September 30, 2004 from approximately $7.6 million at December 31, 2003. This increase in working capital was primarily a result of net proceeds from our common stock private equity financing in the amount of $26.1 million, net of closing costs, which closed on February 27, 2004.

Sources of Liquidity

Our primary sources of liquidity have been capital raising activities, including issuances of our securities and borrowings under our credit facility. The line of credit facility we had obtained from a commercial bank in December 2002 was terminated in December 2003.

During the second quarter of 2004 we attained positive cash flow from operations for the first time, and continued to have positive cash from operations during the third quarter of 2004. Our operations provided $0.4 million in cash for the three months ended September 30, 2004 and $1.1 million for the three months ended June 30, 2004, as compared to cash used in operations of $3.1 million for the first three months of 2004. We generated positive cash flow from our operations for the three months ended September 30, 2004 primarily as a result of higher testing volumes. For the three months ended September 30, 2004, the income from continuing operations before income taxes was $0.4 million, a significant improvement from a loss of $1.4 million for the three months ended June 30, 2004 and a loss of $6.3 million for the three months ended March 31, 2004. For the nine months ended September 30, 2004, we used approximately $1.6 million of cash in operating activities. Our loss from continuing operations of $8.9 million included $1.1 million recorded as an additional reserve for one of our former operating facilities in Princeton, New Jersey, and $1.9 million in general and administration expenses related to our various financing transactions, which were incurred in the first quarter of 2004. We expect the loss from continuing operations to continue to improve for the remainder of 2004.

The following table sets forth a year-over-year comparison of the components of our liquidity and capital resources for the nine months ended September 30, 2004 and 2003:

	(In thousands)
	2004	2003
Overall change in cash and cash equivalents	$14,622	$794
Cash (used in) provided by:
Operating activities	(1,638)	(5,742)
Investing activities	(7,888)	(1,906)
Financing activities	23,768	8,335

Net cash used in operations for the nine months ended September 30, 2004 was approximately $1.6 million compared with net cash used in operations of $5.7 million for the same period of the prior year. This improvement of net cash used in operations resulted primarily from the improved efficiencies in the business, including increased testing volumes, and the disposal of our discontinued operations in January of 2004. Net cash used in investing activities was approximately $7.9 million for the nine months ended September 30, 2004. Investing activities during the nine months ended September 30, 2004 included the purchase of approximately $6.0 million of short-term investments and $2.2 million of capital expenditures primarily related to our UK operations. Financing activities during the nine months ended September 30, 2004 included approximately $26.1 million of net proceeds, which resulted from our common stock private equity financing, which closed on February 27, 2004, which was in part offset by payments on debt and patent obligations.

We expect our restructuring efforts taken in 2002 and 2003 and the first half of 2004 will continue to reduce cash expenditures in the future. We believe that the result of these efforts coupled with the divestitures of certain non-core assets, expected increases in both revenues and gross margins in our remaining business units and our financings in 2003 and early 2004 will enable us to sustain operating profitability and positive cash-flows.

February 2004 Private Placement

On February 26, 2004, we entered into definitive agreements with accredited new and existing institutional investors to raise approximately $30.3 million in gross proceeds in a common stock private equity financing. Pursuant to the agreements, we sold approximately 3.2 million shares of common stock at $9.60 per share and granted the investors four-year warrants to purchase approximately an additional 0.6 million shares of our common stock at an exercise price of $13.20. The transaction closed on February 27, 2004. On March 26, 2004, we filed a registration statement covering the resale of the shares of common stock sold in the financing, as well as the shares of common stock issuable upon the exercise of the warrants granted in the financing, which was declared effective by the SEC on May 28, 2004.

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

Uses of Liquidity in 2004

Throughout the remainder of 2004, we plan to continue making investments in our business. In that regard, we expect the following to be significant uses of liquidity: cost of service revenues including personnel costs; salaries and related personnel costs, laboratory supplies; fees paid for the collection of samples, and facility expenses as well as general and administrative costs which consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. To date we have purchased approximately $2.2 million in capital expenditures, however we do not anticipate that we will incur significant capital expenditures for the remainder of 2004, although these expenditures may exceed levels in 2003 or prior years if opportunities arise to grow our business more aggressively. In addition, we may make investments in future acquisitions of complementary businesses or technologies.

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

We believe that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. For the second quarter of 2004, we attained positive cash flow from operations for the first time, and continued to have positive cash from operations during the third quarter of 2004. Our operations provided $0.4 million in cash for the three months ended September 30, 2004 and $1.1 million for the three months ended June 30, 2004, as compared to cash used in operations of $3.1 million for the first three months of 2004. We do not anticipate the need to raise additional capital in 2004. However, we may need to access the capital markets for additional financing to fund future growth opportunities or to operate our ongoing business activities after a period of time if our future results of operations fall below our expectations. If so, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

•	our ability to enter into strategic alliances or make acquisitions;

•	regulatory changes and competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the application of new technologies to our businesses in paternity, forensics and public health testing;

•	the success rate of establishing new contracts, and renewal rate of existing contracts, for identity genomics services in the areas of paternity, forensics, and public health DNA testing; and

•	the availability of additional funding at favorable terms, if necessary.

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

Foreign Currency Risk

As a result of our acquisition of Cellmark, in February 2001, our acquisition of Lifecodes in December 2001, and a limited number of agreements with foreign companies, our business has become increasingly global, with international revenue representing 42% of total revenue in the first nine months of 2004. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has been favorable, though not material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the company’s internal controls over financial reporting and include in its Annual Report on Form 10-K for the year ended December 31, 2004 a report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. The company’s independent auditor will also be required to attest to and report on management’s assessment. The company’s compliance with these requirements and the independent auditor’s attestation of that assessment has required, and continues to require, the commitment of significant financial and management resources. While management intends to complete its assessment of internal controls over financial reporting and to implement, document and test any required changes in order to comply with the Section 404 requirements, there can be no assurance that such efforts, and the attestation and report of the company’s independent auditors on management’s assessment, will be completed on a timely basis.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of future levels of revenues, and gross margins and cash expenditures, and uses of liquidity;

•	our expectation that we will generate approximately $60.0 million in total revenues for the year ended December 31, 2004, fueled by our growth in forensics, animal and food testing, and private paternity businesses;

•	our expectation that our operating efficiency improvements and expected revenue growth will result in improved gross margins in 2004;

•	our expectation of realizing gross margin of approximately 45 percent in 2004;

•	our expectation that general and administrative expenses will decrease in future periods;

•	our expectation that loss from continuing operations will continue to improve for the remainder of 2004;

•	our expectation to have adequate capital to fund operations in the future based on existing cash on hand, and our stated expectation of attaining operating income for the full year;

•	our intention to focus our operations on providing services related to genetic uniqueness;

•	our expected levels of testing services and anticipated growth of businesses in certain areas;

•	our belief that our continued ability to add to our customer base and retain our existing customers strengthens our top line and our ability to meet our financial objectives for 2004 and beyond;

•	our expectation that we will experience continued growth in our UK business;

•	our expectation that testing volumes under the Maple Leaf agreement will increase in the fourth quarter of 2004;

•	our expectation that the full year effect of our restructuring plans will allow us achieve additional improvements in operating results during 2004;

•	our belief that we do not need to raise additional capital in 2004;

•	our expectation that our resource investments in both our UK operations and our US based forensics operations in preparation for the addition of new contracts attained in late 2003 and 2004 will provide us with sufficient resources for these and other recently secured contracts;

•	our belief that will be able to operate our ongoing business activities and sustain operating profitability and positive cash-flows;

•	our belief that we may make investments in future acquisitions of complementary businesses or technologies; and

•	our belief that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming Orchid as defendant, along with certain of our officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a) (2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the Commission in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We believe that the allegations are without merit and have vigorously defended and intend to continue to vigorously defend against Plaintiffs’ claims. In this regard, on or about July 15, 2002, we filed a motion to dismiss all of the claims against our officers and us. On October 9, 2002, the court dismissed without prejudice only our individual officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for Orchid entering into a tolling agreement with Plaintiffs’ executive committee. On February 19, 2003, we received notice of the court’s decision to dismiss the Section 10(b) claims against Orchid. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. We are awaiting the court’s approval of the settlement documents.

Prior to our acquisition of Lifecodes Corporation in December 2001, Lifecodes Corporation sold Medical Molecular Diagnostics GmbH, (MMD), a wholly owned subsidiary of Lifecodes Corporation based in Dresden, Germany to Deutsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH (DKMS), pursuant to a Stock Purchase Agreement dated November 15, 2002 (the SPA). Upon the acquisition of Lifecodes Corporation, we assumed Lifecodes Corporation’s obligations to DKMS under the SPA. On September 19, 2003, we received a complaint filed in the 9th Chamber for Trade Affairs in Cologne, Germany on behalf of DKMS through a Request for Service Abroad of Judicial Documents. The complaint sought damages under the SPA for $5.2 million, or DKMS’s cost to acquire MMD. DKMS claimed there were defects in the equipment of the MMD laboratory. We had not reserved any amount related to this case and believed that the allegations were without merit. In addition, in December 2002, we filed a claim in the 29th Chamber for Trade Affairs in Tubingen, Germany against DKMS for $2.2 million of unpaid accounts receivables that accrued during the year ended December 31, 2002. As of September 30, 2004 and December 31, 2003, we had fully reserved for this receivable. The accounts receivables were for HLA typing services conducted by the Diagnostics business unit upon DKMS’ request, which we sold to Tepnel Life Sciences plc in January 2004. On September 16, 2004, the parties agreed to a settlement wherein the complaints in both matters would be withdrawn leaving no further obligation by or between the parties, and we would receive $100,000 from the escrow that was established in November 2002 pursuant to the SPA which will be applied towards our costs incurred in connection with these proceedings.

We are a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al. The case was filed in October 2002 and is in the discovery phase. By their complaint, Plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed Plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with Plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit, which is allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ORCHID BIOSCIENCES, INC.

Date: November 12, 2004	By:	/S/ MICHAEL E. SPICER
Michael E. Spicer Sr. Vice President and Chief Financial Officer

Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.