Form 10-K
period 2004-12-31
ORCHID BIOSCIENCES INC
filed 2005-03-31
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $.001 Par Value Per Share

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the Common Stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $171,673,325.

As of March 29, 2005, the registrant had 24,028,378 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2005.

ORCHID BIOSCIENCES, INC.

FORM 10-K

PART I

The following Business Section contains forward-looking statements, which involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors”).

Item 1. BUSINESS

We are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity.

The process of identifying unique variations in a genome is referred to as DNA testing. With the exception of identical twins, no two people have the same genetic profile. As a result, an individual’s identity can be confirmed with almost absolute certainty through DNA testing. First used to establish human identity in 1985, DNA testing has become the standard method used to confirm paternity and other family relationships and for forensic identification. In recent years, DNA typing has also been used in the animal and agriculture field for food safety and related applications such as selective trait breeding. Deoxyribonucleic acid, or DNA, testing is also sometimes referred to in the industry as DNA fingerprinting, DNA typing or genotyping.

Our business is focused on DNA testing for human identity as well as for animal and agricultural applications. In the human identity area, we provide DNA testing services for forensic, family relationship and security applications. Forensic DNA testing is primarily used in the following ways: to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with a crime; to analyze and compare evidence from crime scenes in which no suspect has yet been identified with these databases to possibly identify a suspect; and to confirm that a suspect committed a particular crime or exonerate a falsely accused or convicted person. It can also be used to confirm a victim’s identity, particularly in mass disasters. Family relationship DNA testing is used to establish whether two or more people are genetically related. It is most often used to determine if a man has fathered a particular child in a paternity case. It can also be used to confirm a genetic relationship for purposes of immigration and adoption, estate settlement, genealogy and ancestry. Individuals can also seek DNA testing to establish their own personal genetic profile in the event it may be useful to confirm their identity in the future. Recently, DNA testing has been used by individuals and employers in security applications by seeking to establish a person’s genetic identity and store it for identification purposes in the event of an emergency or accident. In the animal and agriculture field, we provide DNA testing services for food safety and selective trait breeding. For example, we provide animal susceptibility testing to breed sheep resistant to the animal disease scrapie, and animal tracking to trace meat back to the farm of origin. Our services are used extensively in each of these applications, and we expect their uses to increase as these markets continue to grow and new commercial applications evolve.

We have operations in the United States and in the United Kingdom. We market our services in many countries and the majority of our current customers are based in North America and Europe. We provide our DNA testing services to government agencies, private individuals and commercial companies. During the years ended December 31, 2004, 2003, and 2002, we recorded total revenues of $62.5 million, $50.6 million, and $50.4 million, respectively, of which $36.4 million, $30.3 million and $37.1 million, respectively were from our US operations. We recorded international revenues, primarily in the UK, of $26.1 million, $20.3 million and $13.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Our principal executive offices are located at 4390 US Route One, Princeton, New Jersey, 08540. Our telephone number is (609) 750-2200 and our web site address is www.orchid.com. Our Corporate Code of Conduct and Ethics as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to these reports, which have been filed with the Securities and Exchange Commission, or the SEC, are available to you free of charge through the Investor section on our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, NW, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we file reports and other information with the SEC electronically, the public may obtain access to those documents at the SEC’s Internet web site: http://www.sec.gov. We include our web site address in this Annual Report on Form 10-K as an inactive textual reference only.

History

We incorporated as a Delaware corporation and began operations in 1995. In the first three years of business we were primarily focused on developing our microfluidics technologies for applications related to the screening of molecules for drug discovery under collaborative research programs with SmithKline Beecham and Sarnoff Corporation. Microfluidics is a term that describes the movement and pumping of very minute fluids, which is essential to the mechanization of laboratory research. In 1998, we made a fundamental shift in our business focus to apply our technology to the development of products and services that assess genetic variability and differences, specifically by analyzing single nucleotide polymorphisms, or SNPs, and their relevance in both human health and agricultural applications. In that same year, we acquired substantially all of the assets of Molecular Tool, Inc., or Molecular Tool, a wholly owned subsidiary of GeneScreen, Inc., or GeneScreen. Molecular Tool’s proprietary primer extension technology, which enables the determination of a single base pair variation within DNA, allowed us to focus our business on commercializing products and services for assessing genetic diversity, and the combination of the SNP technology and our existing microfluidics technologies represented a strategic opportunity for very high throughput genotyping applications. We also developed instruments and kits based on our SNP technology that could be used by third parties conducting genotyping in their own laboratories. Although we do not currently utilize our microfluidic technology, we do license this technology to others for their use. In December 1999, we acquired GeneScreen, a provider of DNA testing services to determine identity for paternity and forensic applications. In 2001, we acquired two other DNA identity testing businesses: Cellmark Diagnostics, or Cellmark, a business division of AstraZeneca, a provider of DNA laboratory testing in the UK and a supplier of genotyping products for the diagnosis of human inherited disease; and Lifecodes Corporation, or Lifecodes, a national provider of identity testing for forensics and paternity in the US and a provider of human leukocyte antigens, or HLA, genotyping products and services for transplantation compatibility testing.

In early 2002, we began the process of realigning our business into strategic units for marketing purposes. As a result of this realignment, we organized our business into four business units consisting of Orchid Identity Genomics, Orchid Life Sciences, Orchid Diagnostics and Orchid GeneShield. Additionally, our international operations, which encompassed all of our business units, were managed under a regional business unit, Orchid Europe. The business units operated in the following areas:

•	Orchid Identity Genomics provided DNA testing for paternity and forensic determinations to state and local governmental authorities as well as to individuals and organizations, through Orchid GeneScreen and Orchid Cellmark.

•	Orchid Life Sciences developed and marketed products, services and technologies for SNP genotyping and genetic diversity analyses to life sciences and biomedical researchers as well as pharmaceutical, agricultural, diagnostic and biotechnology companies. Services provided by this business unit included animal susceptibility testing for the UK government with the goal of breeding sheep genetically resistant to scrapie.

•	Orchid Diagnostics provided products and services for genetic testing, including HLA genotyping, the diagnosis of inherited disease and immunogenetics, or the study of the relationship between an individual’s immune response and their genetic makeup.

•	Orchid GeneShield developed programs designed to accelerate the adoption and use of personalized medicine by patients and physicians which would enable physicians to tailor treatment of patients based on known predisposition to disease or adverse drug response and included pharmacogenomics, or the interaction of genetic difference and the effectiveness of pharmaceutical therapy.

At the end of 2002 and throughout 2003, we sharpened our business focus and moved away from the multiple business units established in early 2002. We concentrated our efforts on DNA testing services for forensic, paternity and animal susceptibility applications. As part of this strategy, we divested the instruments and consumables portion of our Orchid Life Sciences business unit, divested all operating activities of the Orchid Diagnostics business unit and have since terminated our pharmacogenomics efforts formerly conducted by the Orchid GeneShield business unit. The animal susceptibility testing services that were formerly part of the Orchid Life Sciences business unit was retained in the business unit we referred to as Orchid Public Health.

After we exited these businesses, we began operating under one segment, the development and provision of genetic testing services that generate information related to genetic susceptibility and uniqueness, or the genetic variability that distinguishes one organism from another. During the quarters ended March 31, June 30 and September 30, 2003, we reported Orchid Public Health as a separate segment, however, upon further analysis, we concluded public health should be included with the activities in the Identity Genomics business unit. As we currently operate under one segment and consider all of our operating activities to be focused on DNA testing, we have, therefore, ceased using the unit or segment name Identity Genomics. Financial information relating to such segments can be found in Note 13 to the consolidated financial statements.

Discontinued Operations

From our inception in 1995, and as discussed above, we have engaged in several different businesses utilizing a variety of technologies that we have since elected to exit or suspend.

Orchid Life Sciences

In December 2002, we sold certain instrumentation related assets to Beckman Coulter, Inc., or BCI, for a combination of cash payments of $1.1 million and BCI’s assumption of approximately $0.6 million of debt obligations. In connection with this transaction, BCI acquired certain rights to the SNP genotyping instrumentation and related consumables, reagents and software formerly marketed by our Orchid Life Sciences business unit, as well as other patent and trademark rights related to the business. BCI received an exclusive license to use our proprietary primer extension SNP analysis technology in products sold to the research and specialty testing markets and a non-exclusive license to use our primer extension technology in the field of diagnostics. We also entered into a supply agreement with BCI, which was amended in December 2003, whereby we would continue to purchase from BCI certain components necessary to our paternity testing services business. Under the terms of the amended agreement, we committed to purchase from BCI a minimum amount of materials and supplies in the amount of $0.6 million during 2003, $0.7 million during 2004, and $1.3 million during 2005. These payments are subject to BCI meeting the terms and conditions of the amended agreement, including manufacturing product to our specifications. On May 18, 2004, we notified BCI that we had terminated the agreement because BCI was unable to provide us with supplies that meet required specifications. We retained rights to use the primer extension technology in all of our genotyping service businesses, including identity testing for forensics, paternity and other family relationship situations, animal susceptibility and tracking applications and specialty testing markets including diagnostics and pharmacogenomics.

Orchid Diagnostics

In January 2004, we completed the sale of certain assets related to our diagnostics products and services, previously included in the Orchid Diagnostics business unit, to Tepnel Life Sciences, plc, or Tepnel, for a combination of $3.5 million in cash and assumption of certain liabilities, subject to certain post-closing adjustments. As part of this transaction, we sold substantially all of our assets and liabilities related to our HLA genotyping services for transplant compatibility matching along with the HLA genotyping products including the

LifeMatch system and our ELUCIGENE product line for the diagnosis of mutations associated with inherited diseases, including cystic fibrosis, in the US and Europe. The transaction included transfer of one of our facilities and all employees associated exclusively with the Orchid Diagnostics business unit. In connection with the sale of these assets and liabilities to Tepnel, we were required to sign an unconditional guarantee related to a lease for the Stamford, Connecticut facility, which was assigned to Tepnel. We reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities.

Orchid GeneShield

In May 2003, we realigned our personalized medicine business to significantly reduce the staff and consolidate operations of the entire Orchid GeneShield business unit. This was done in part in response to slower market acceptance of the use of genetic information in pharmacogenomics and personalized medicine. We do not currently provide products or services for pharmacogenomic applications but maintain rights to certain intellectual property associated with personalized medicine. We believe that we have the capability to compete as a testing services provider in this market and may renew efforts in this market if and when we deem the market to be sufficiently attractive from a service standpoint.

Background

All living organisms contain DNA, which encodes genetic information in cells. DNA determines the structure, function and behavior of cells and individual hereditary characteristics. Each organism’s DNA exhibits variability both among and within species such that with the exception of identical twins, no two people have the same genetic profile. DNA was first used to confirm human identity in 1985 and since has been used to revolutionize many applications involving individual identification, particularly forensic investigations. The introduction of DNA testing in the criminal justice system, both in the US and abroad, has been characterized as the most significant improvement in forensic science since the introduction of fingerprinting over one hundred years ago. Not only does DNA evidence afford prosecutors with a means of identification of a suspect with almost absolute certainty by the biological evidence left behind at a crime scene, but DNA evidence has proved to be the best currently available method for a wrongfully accused individual to prove his or her innocence. Studies published by the Federal Bureau of Investigation, or the FBI, indicate that approximately 30 percent of primary suspects arrested in sexual assault cases are excluded from the suspect pool based on use of this technology. Also, post-conviction DNA testing of previously untested evidence has resulted in more than 150 prisoners being exonerated to date in the US, including more than a dozen that were death row inmates.

In recent years, scientists have analyzed large portions of DNA to determine the sequence of nucleotide bases in the DNA within the human genome and within the genomes of plant and animal species, with the objective of understanding and using this molecular level knowledge to transform traditional approaches to medicine, agriculture and other fields. With the first phase of the human genome sequence completed in 2000, attention has turned from mapping the sequence of the genome to identifying genetic differences between individuals and to applying this knowledge to the healthcare and other related fields where genetic variability may be of use. The increasing availability of genomic data derived from species other than humans is driving the use of genetic variability information for animal identification, which is expected to produce improved characteristics in livestock or crops and protect humans against animal-borne diseases.

Newer genetic analysis techniques and technologies are being applied to established DNA testing areas such as animal testing and human identity determination for forensics. The most common form of genetic variation is that of SNPs. Technology we developed for analyzing SNPs has significant utility in many of our current genotyping testing services. The identification of some of the nearly 3,000 victims of the World Trade Center disaster on September 11, 2001 was aided by the use of our SNP technology. We also have parlayed our expertise in SNP technology into agricultural applications, where we genotyped more than 1 million sheep for British farmers to help breed scrapie out of the sheep population.

Technologies Utilized

All DNA testing currently used for identity purposes examines specific segments of DNA that exhibit variability between individuals and animals. Two forms of such variability are known as Short Tandem Repeats (STRs) and SNPs.

STRs

An STR is a portion of DNA in which small segments are repeated a variable number of times. For STR markers of interest in human identity testing, including forensic and family relationship testing, typically, there are 10 to 25 possible variations of a given marker, with each person having just one or two variations. By looking at a moderate number of STRs, a DNA profile is determined that is virtually unique for each individual, except in the case of identical twins. STRs are the most common genetic marker used to determine identity in forensic and paternity applications.

A DNA profile can be determined from any type of biological specimen containing nuclear DNA, including blood or a tissue sample such as a cheek swab. These specimens may be used for paternity testing, for determining profiles of suspects, victims and felons, and for determining the profile of an animal in both susceptibility and traceability applications as detailed further in the description of animal and agriculture testing below. The STR markers used to establish a person’s identity have been selected specifically to be able to confirm identity without inadvertently providing other information about the individual, such as information concerning the individuals current health or susceptibility to medical conditions.

A DNA profile can also be determined from DNA contained in biological evidence from a crime scene, such as blood stains, semen, hair, skin, bone, teeth and even minute traces of saliva resident in cigarette butts or postage stamps. DNA profiles from evidence can be compared with that of a suspect or victim, and can be catalogued in a database much like fingerprints for future comparison. DNA testing can also be used to confirm that a suspect committed a particular crime or exonerate a falsely accused or convicted person. In various countries around the world, DNA samples are collected from convicted felons, profiled and entered into a national database. Evidence from crime scenes in which no suspect has yet been identified can then be analyzed and compared with this database to possibly identify a suspect. In the US, there are 13 standard STR markers that are analyzed by public and private forensic laboratories to establish DNA profiles that are submitted to the FBI-managed national felon database known as the Combined DNA Index System, or CODIS.

DNA testing may also be used in paternity and other family relationship testing. Since DNA markers are inherited, the profile of a child can be compared with that of the alleged father to confirm or exclude him as the child’s biological father. Similarly, DNA markers can prove family relationships for several other purposes including individuals immigrating to a country or for children being adopted by foreign nationals. Recently, individuals and employers have used DNA testing to establish a person’s genetic identity and store it for future reference in the event of an emergency or accident.

SNPs

The second form of variability in DNA involves a change in a SNP. Identifying SNPs can have significant effects on both disease susceptibility and drug response. It is the current industry estimation that each individual has between three and ten million SNPs. By looking at a moderate number of SNPs, usually between 50 and 70, a unique genetic profile can be determined for an individual human, animal or organism. SNPs also have an advantage over STRs of being contained in smaller segments of DNA that are more likely to survive the environmental degradation that can occur due to extreme elements such as water and heat. As such, they may be useful in establishing a DNA profile when STR markers fail to produce a reliable result. It is this characteristic that prompted the use of SNPs to help identify victims of the World Trade Center disaster.

SNPs can also be used to determine patterns associated with disease susceptibility or resistance, such as the identification of SNPs in sheep which can be used to determine which sheep have susceptibility or resistance to the animal disease scrapie. By identifying sheep that are susceptible to scrapie, the disease may ultimately be bred out of the sheep population.

Continuing Businesses

Based on our review of publicly available information regarding contract sizes and competitor activity, supplemented by industry publications and third party market assessment data, we believe we are one of the largest providers of paternity and forensic testing in the US, and we are a recognized leading provider of such services in Europe. Based on these same sources, we believe these markets are some of the largest existing markets for genetic analysis today. We market our services in many countries and the majority of our current customers are based in North America and Europe. We conduct forensic DNA testing primarily for government agencies. We provide our family relationship testing services to both government agencies and private individuals. We market our security DNA testing services to government agencies, commercial companies and private individuals. We perform animal and agriculture DNA testing services for government agencies and commercial companies. We have six accredited laboratories in the US and UK, which provide high quality DNA testing services for these markets.

In each market, a significant amount of our current testing activity is with established contracts with a number of different government agencies. These contracts are usually awarded through a sealed bid process and, when awarded, typically have a term from one to three years. These contracts provide a large base of revenue and testing volume that assists us in capacity and production planning, as well as process optimization. We believe that our experience as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts. We have also identified opportunities for further growth in these areas, including new contracts and new private DNA testing service markets as described further below.

After our strategic realignment was completed in 2003, we now focus on the provision of DNA testing services for human identity as well as for animal and agricultural applications. In the human identity area, we provide DNA testing services for forensic, family relationship and security applications. In the animal and agriculture field, we provide DNA testing services for food safety and selective trait breeding.

In all our testing facilities and operations, we intend to continue to develop and evaluate new technologies for enhancing our laboratory processes, including instrumentation, automation and new testing methodologies, which we expect will provide us with a competitively low cost of operation.

Human Identity Testing Services

Forensic DNA Testing Services

We offer forensic DNA testing through our Orchid Cellmark brand. We are a respected forensic DNA testing provider known for high quality and expert staff, having tested numerous high profile forensic cases and drawing extensive media coverage. We test a variety of forensic evidence samples collected at crime scenes, or casework. Testing services may be provided to implicate or exclude a known suspect, or may be provided in the absence of a suspect to generate a DNA profile of a perpetrator for use in searching DNA databases. Although the majority of testing is done for criminal justice agencies, we also provide testing services for defense attorneys. Casework testing may be provided on an individual case basis or under long-term contract. Contract services are usually awarded through a competitive bid process in which specifications are issued in the form of a request for proposal, or RFP, and vendors respond in a sealed bid response by a specified response date. Such contracts typically have a term of one to three years.

In addition to casework testing, we also provide DNA identification profiles on individual felons for inclusion in national and state DNA databases. DNA specimens are collected from incarcerated individuals according to state laws in the US and from suspects in the UK, and tested by our laboratories to provide a DNA profile for inclusion in the CODIS database in the US, or, in the UK, in the National DNA Database®, or NDNADB. Biological evidence from criminal cases with no known suspects may be screened against these databases to identify a possible suspect. Databasing contracts are also usually awarded in a competitive bid process similar to that of our paternity testing business and typically have a term of one to three years.

In the US, the CODIS database currently stores the DNA profiles of nearly two million convicted felons. To date, more than 20,000 criminal investigations have been aided in the US by matching DNA from crime scene evidence against the database. In the UK, the NDNADB currently stores more than 2.7 million DNA profiles, and the database has made more than 580,000 suspect to crime scene matches since its inception in 1995. We also anticipate growth in this casework based on its success rate, legislation both in the US and the UK, increased Federal funding in the US, and improved utility of the growing National databases. In the US, there has been a significant increase in the number of contracts awarded by states to address the backlog of cases with no known suspect for screening against the CODIS database. At this time, 37 US states have passed all-felon DNA testing legislation and four states have passed all-arrestee legislation. DNA testing is also starting to be used in the US for non-violent crimes like burglary and auto theft. The UK has had success using DNA evidence to solve property crimes. In 2004 we announced our work on a pilot program with the New York City Police Department called BioTracks, which was established to identify burglary suspects by matching DNA from crime scene evidence to existing DNA databases.

Our forensic testing services are performed in four accredited facilities located in Germantown, Maryland, Nashville, Tennessee, and Dallas, Texas in the US and in Abingdon, UK. We have selectively focused certain services in specific facilities, where appropriate, to maximize economies of scale, while at the same time enabling significant capacity for expansion across all facilities All three of our forensic testing facilities in the US have received the prestigious American Society of Crime Lab Director-LAB, or ASCLD, accreditation, a designation that only a small number of non-government DNA laboratories have been awarded. Only ten other private forensic labs in the US have earned this respected ASCLD accreditation. The value of DNA testing in solving crimes is increasingly being recognized and we anticipate that Federal and state governments in the US and national and local governments in the UK will allocate greater resources to support wider use of DNA. This is evidenced by the recent US legislation known as “The Justice for All Act of 2004, encompassed in the President’s DNA Initiative, in which the Federal government indicated its intent to allocate more than $1 billion over fiscal years 2005 to 2009 towards reducing the backlog of forensic testing that currently exists in the criminal justice system. Through a process directed by the National Institute of Justice, or NIJ, states may apply for Federal funds to assist in testing the enormous backlog of untested cases with no known suspect. Substantial portions of the awarded funds are designated for outsourcing to private sector laboratories. Contracts are then awarded by the states receiving the Federal funds under competitive procurement. Such contracts are awarded on a matrix of criteria including experience, capacity, quality and price, and are usually for a term of one to three years with the ability to extend under certain circumstances. Virtually all contracts require either ASCLD or National Forensic Science Testing Center, or NFSTC, accreditation.

On July 15, 2002, we entered into an agreement with Forensic Alliance Ltd., or FAL, to provide DNA testing services as an exclusive subcontractor to all customers of FAL, which include many of the police departments in the UK. The agreement with FAL has an initial term of five years, and the term will continue for additional one year periods thereafter unless either party gives not less than twelve months’ written notice of termination prior to the end of the then current term. While this agreement does not guarantee annual minimum service levels or revenue, our provision of services to police departments throughout the UK under this agreement constituted 22% of our total revenue for the fiscal year ended December 31, 2004.

Orchid is also the largest independent supplier of scene-of-crime DNA analysis to UK police forces, providing a full range of forensic DNA services from the routine analysis of DNA samples for submission to the NDNDAB to the analysis of evidence for the most serious crimes. This testing is provided through our UK facility. UK Government funding for DNA analysis has increased significantly in recent years through its DNA Expansion Plan. Orchid expects to further expand its casework business in the UK by pursuing additional contracts with other police agencies through our partner, FAL.

Each of our forensic DNA testing facilities has broad capabilities in handling the complex evidence samples related to casework. Further, we have developed processes and procedures that allow us to handle larger volumes to the extent required under specific contracts, or in response to the expanding initiatives to reduce the backlog of no-suspect cases. In 2004, we introduced additional automation processes and new technologies designed to reduce the labor-intensive aspects of testing. We have also made significant improvements to our laboratory information system to handle higher complexity operations and larger testing volume. We have similarly introduced automation and new technology into our felon databasing processes.

We have continued to expand our service offerings in forensic testing with new technology for special cases and new services such as our DNA Express Service, which provides accelerated testing services at a premium price in the US market. Specialty testing services include Y chromosome STR analysis, which is important in sexual assault analysis, as well as mitochondrial DNA testing and SNP based testing, both of which are used on very small or extremely degraded samples. In 2002, we were awarded a multi-year contract by the Office of the Chief Medical Examiner of New York City to apply our SNP technology to analyze DNA samples collected from the World Trade Center disaster site for victim identification. By the end of 2004, we completed the analysis of nearly 15,000 samples related to this disaster We anticipate offering this technology upon individual customer request in a commercial format for use on highly degraded forensic evidence.

Family Relationship Testing Services

Family relationship DNA testing is used to establish that two or more people are genetically related, and is most often used to determine if a man has fathered a particular child in a paternity case. It can also be used to confirm a genetic relationship for purposes of immigration and adoption, estate settlement, geneaology and ancestry. Individuals can also seek DNA testing to establish their own personal genetic profile in the event it may be useful to confirm their identity in the future. Recently, individuals and employers have used DNA testing in security applications to establish a person’s genetic identity and store it for future reference in the event of an emergency or accident.

We offer paternity DNA testing services to both governmental agencies and private customers. Laboratory testing is done in three accredited laboratories located in East Lansing, Michigan, and Dayton, Ohio in the US and in Abingdon, UK. We have the ability to increase testing volume within the existing facilities without purchasing additional equipment. In addition, because we use industry standard reagents and instrumentation that have been fully validated, we can add additional processing capacity to meet increased demand at minimal expense. While the reagents and instruments are highly specialized, similar reagent kits and instruments are available from multiple suppliers, so that in the event our current suppliers were to have a major supply problem, we have the ability to switch to alternative suppliers if needed, at little or no additional cost.

Government paternity testing

The government paternity testing market in the US, which comprises the majority of our paternity testing services, involves tests ordered by state or county governmental agencies commonly referred to as Child Support Enforcement Agencies, or CSEAs. CSEAs are required by law to identify the biological father of a child born out of wedlock or in the case of divorce, if a presumptive father files a successful motion to have biological paternity questioned. In the US, the Federal government reimburses 90% of the costs of paternity testing incurred by CSEAs, provided the CSEAs abide by certain Federal regulations. These regulations provide incentives to the CSEAs to increase effectiveness and efficiency in their paternity establishment measures. This has resulted in expansion of this market. Services are provided to these agencies under contracts awarded in a competitive bid process and typically have a term of one to three years. The contract bidding process is highly competitive and the criteria used to determine the awards vary. Typically, specifications are issued in the form of a RFP and vendors respond in a sealed bid response by a specified response date. In some cases contracts are awarded solely on the basis of price, while others use a scoring matrix to achieve the desired mix of price, quality and service. In addition to CSEAs, we also provide testing services to private individuals wishing to immigrate to the US and

Canada as well as to certain foreign government agencies in charge of immigration. Such testing is done to verify claimed family relationships for visa applications. We provide this testing under contract or from an approved vendor list.

Private paternity testing

Private paternity testing is relationship DNA testing marketed to and provided to private individuals. Our DNA paternity testing services are provided in the UK on a private basis to individuals, solicitors and health care professionals. We do not perform services or receive revenue for DNA paternity testing services in the UK under any government contracts. In the US in 2003, slightly more than a third of all births were to unmarried women. The percentage of births to unmarried women in the US has steadily increased in the past few decades, from 5.3% in 1960 to 34.6% in 2003. Due to these changing demographics related to out-of-wedlock births, reduced stigma associated with paternity testing, and increased public understanding of paternity testing, demand for private paternity testing has increased in recent years. During 2002, we began marketing paternity testing services in the private market on a much broader scale, and based on growth achieved during 2003 and continued demand, we expect to aggressively pursue a larger share of the private paternity market. In addition to offering services directly to individuals, in 2003 we began establishing relationships with firms and individuals acting as our marketing agents. Under the terms of these relationships, we supply products and materials to such agents and in return, the agent agrees to exclusively utilize our services for their customers seeking private paternity testing. We are further increasing our marketing efforts, including internet marketing, to the private sector to increase awareness of our services, increase the number of referral sources and improve our service offerings.

Security testing

In 2004, we announced the launch of our IDSecure service designed to ensure that workers on high-risk assignments could be accurately identified in the event of an emergency or accident. The service allows companies to offer employees the opportunity to store unique genetic identifiers in a confidential and safe setting for use only in the event that their identity cannot be verified by other means. A number of firms are working with us to provide this service to their employees and we seek to expand our efforts in this area.

Animal and Agriculture Testing Services

Through our facility in the UK, we currently conduct the major portion of the UK Government’s project to help British farmers breed sheep with reduced susceptibility to the animal disease scrapie. Following a competitive bid process, we were awarded a multi-year contract in 2001 to generate scrapie genotypes for the project. In the first three years under this contract, we genotyped more than a million sheep. This agreement was renewed during 2004 for an additional two years. The project is part of the innovative National Scrapie Plan, or NSP, for Great Britain developed by the Department for Environment, Food and Rural Affairs, or DEFRA, in conjunction with the Agriculture and Rural Affairs Departments in Scotland and Wales. Scrapie, one of the transmissible spongiform encephalopathies, is an untreatable, fatal disease that affects sheep worldwide. DEFRA is providing the testing of sheep free of charge to sheep farmers as part of the National Scrapie Plan in order to help farmers breed sheep that are not susceptible to this disease, which is similar to mad-cow disease. With an estimated UK sheep population of over 40 million, scrapie has the potential to cause significant economic losses to farmers. Prevention of the disease agent’s ability to maintain itself is viewed as the most effective way to limit the spread of the disease. Sheep with SNPs associated with a genetic resistance to scrapie are selected as breeding stock. Over time, farmers expect to produce flocks with greatly reduced vulnerability to the condition and, in turn, decrease the risk of animal diseases disseminating into the food supply. Under our agreement with DEFRA, which expires in 2006, we are guaranteed an annual minimum number of samples to genotype at a cost per genotype based on a sliding scale, dependent upon volume. Based upon volumes performed during 2004, revenue received under this agreement constituted 9% of our total revenue for the fiscal year ended December 31, 2004. Scrapie testing typically experiences a seasonal downturn as a result of poor weather conditions during the winter months.

Scrapie eradication is now expanding into the European Union, or EU, as EU mandated programs are defined. In February 2003, the EU passed legislation that sets requirements for genotyping-based breeding programs for scrapie resistance in sheep on a voluntary basis beginning January 1, 2004 and on a compulsory basis beginning April 1, 2005. We expect our success in the UK with respect to scrapie will result in new market opportunities for us in the European Union.

We believe that the general concern over animal borne pathogens entering the human food supply may continue to expand interest in food safety, and that this concern led to a new market opportunity using DNA testing for meat traceability for the food industry. By way of example, in 2004 we announced participation in a joint project with Maple Leaf Foods of Canada, or Maple Leaf, and Pyxis Genomics to be the exclusive provider of assay development and service testing for Maple Leaf’s pork traceability project. For this project we developed an assay to test a panel of markers that were designed to enable tracing packaged meat back to the farm of origin.

We currently provide animal testing solely from our facility in the UK. We currently have the necessary capacity to accommodate increased volume within the existing laboratory space and equipment configuration in this facility. In addition, because we use industry standard reagents and instrumentation that have been fully validated, we can add processing capacity to meet expansion demands at little or no additional cost.

We continue to develop similar assays utilizing this technology for use on other animals that would either identify disease susceptibility or enable diseased meat traceability.

Intellectual Property

We currently own, or have exclusive licenses to, 54 US issued patents and 49 foreign patents, and have received a notice of allowance for two additional patent applications. Additionally, we have 48 pending patent applications of which 10 are US applications and 38 are foreign patent applications. Of our existing patent portfolio, both issued and pending patents, approximately half of the patents are primarily related to microfluidic technology, that is, technology related to moving and pumping very minute amounts of fluids. The remainder of our portfolio includes methods to identify and utilize SNPs. We have sought and intend to continue to seek patent protection for novel uses of SNPs in the genetic testing field. In cases where novel uses of SNPs have already been patented by a third party, we may need to obtain a license for the use of this technology to make use of or sell services or products using such technology. As of December 31, 2004, the majority of patents that we own or exclusively license have 10 or more years before they expire.

Since divesting our non-core businesses, we have adjusted our patent strategy to protect existing intellectual property relevant to our focused business of DNA testing services. We rely on both patent and trade secret protection of our intellectual property. However, we cannot be certain that patents will be issued from any of our patent applications or that any issued patents will have sufficient breadth to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or determined to be unenforceable so that our patent rights would not create an effective competitive barrier. The laws of some foreign countries may not protect our proprietary rights to the same extent as US law. Our strategy will continue to concentrate on protection of our intellectual property as it relates to our DNA testing services. Our existing patent portfolio continues to reflect our international scope and includes pursuing patent protection mainly in North America and Europe.

We continue to maintain a number of out-license agreements that rely on technology we own claimed under US patent numbers 5,888,819, 6,013,431 and 6,004,744. We also provide paternity testing services and animal and agricultural testing services that rely on the technology claimed in the aforementioned patents, as well technology we exclusively license claimed under patent numbers 5,846,710 and 5,856,092. We license these patents under exclusive agreements with Saint Louis University and GeneCo Pty Ltd., and Diatech and Queensland University of Technology, respectively.

In July 2001, we entered into an agreement whereby we were assigned all right, title and interest to US patent number 5,856,092 as well as all of its counterparts, which agreement was amended in July of 2003. Under the amended agreement, our payment obligations were approximately $0.4 million for 2003, and approximately $0.2 million in 2004 and are approximately $0.2 in each of the years 2005, 2006 and 2007.

On August 6, 2002, we had entered into a patent assignment agreement with Saint Louis University whereby the University would have assigned us the US patent number 5,846,710, upon the University receiving consent from the National Institutes of Health, or NIH, to assign such patent. The University informed us in February 2003 that it had not received this consent from the NIH. Effective February 25, 2003, we entered into an Exclusive Patent License Agreement with the University under which we received an exclusive license to the subject patent in all fields and for all uses upon payment to the University of a total of $1.0 million in cash and $0.5 million in common stock. We paid $0.3 million of this cash payment in 2002, approximately $0.5 million in 2003 and $0.5 million in 2004.

We further attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Most of our employees and consultants also sign agreements requiring that they assign to us their interests in discoveries, inventions, patents and copyrights arising from their work for us, maintain the confidentiality of our intellectual property and refrain from unfair competition with us during their employment and for a period of time after their employment with us, which includes solicitation of our employees and customers. We cannot assure you that these agreements will not be breached or invalidated. In addition, we cannot assure you that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets or other technologies.

We have 43 trademarks for which we have received registrations or notices of allowance in the US and elsewhere. We also have nine pending trademark applications pending. Some of the key trademarks for which we have either received registrations or notices of allowance include: the Orchid logo, Orchid Cellmark, 1-800-DNA-TEST, Ready-to-Know, Lifecodes Corporation, and GeneScreen, Inc.

This Annual Report on Form 10-K contains references to some of our trademarked products and services, for which we have filed registration applications with the US Patent and Trademark Office. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Government Regulation

In the US, formal regulation by any governmental agency of the identity testing industry as it relates to paternity and forensic testing is not mandatory. Rather, the industry establishes and maintains standards and quality through voluntary third party accreditation. The widely recognized body covering paternity testing is the American Association of Blood Banks, or AABB, which has accredited our laboratories in Dallas, Texas, Dayton, Ohio, East Lansing, Michigan, Germantown, Maryland, Nashville, Tennessee as well as Abingdon, UK. For forensic testing, two US entities afford accreditation: ASCLD and NFSTC. Our facilities in Dallas, Texas, Germantown, Maryland, and Nashville, Tennessee have been accredited by ASCLD and/or NFSTC. Only 13 private forensic DNA labs in the US have earned the respected ASCLD accreditation, three of which are our labs. Further, our Dayton, Ohio facility has been accredited by the Standards Council of Canada, or SCC, for paternity testing performed for Canadian agencies. The SCC is a federal agency that promotes effective and efficient standardization, and conforms to International Organization for Standardization, or ISO, 17025 accreditation regulating the requirements for the competencies of testing laboratories. Our Nashville, Tennessee facility has also been certified under ISO 17025 standards. In addition to industry accreditations, selected state and local government agencies offer accreditation. Because we provide services to various agencies within the city and state of New York, we have applied for and received accreditation by The New York State Department of Health for our laboratories in Dallas, Texas, Dayton, Ohio and East Lansing, Michigan for paternity testing, and our laboratories in Dallas, Texas and Germantown, Maryland for forensic testing. Many of our contracts require us to maintain some or all of these accreditations.

In the UK, manufacturers of identity testing devices must also comply with the Products of Animal Origin (Import and Export) Regulations 1996 (SI 1996/3124) if it is applicable to their devices. In accordance with these regulations we had previously obtained registration from the Ministry of Agriculture, Fisheries & Food for our UK diagnostics business that exported genetic testing kits containing Purified Bovine Serum and Purified Gelatin. However, this registration was transferred upon the sale of our diagnostics business in mid-2004. As a provider of forensic testing in the UK, the NDADB requires us to comply with ISO 17025 standards described above.

In the US and UK, we are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. The cost of any possible violation of these regulations could have an adverse effect on our business and results of operations.

Employees

As of December 31, 2004, we had 391 full time employees and 34 part time employees including forensic scientists, biologists and computer scientists with experience in the forensic, paternity, agriculture, biotechnology and computer fields. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that we maintain good relationships with our employees. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. There can be no assurance that we will be successful in hiring or retaining qualified personnel, and our failure to do so could have a material adverse impact on our business, financial condition and results of operations.

Competition

In each of our markets, we compete with other companies offering services that are similar to those that we offer. Some of our competitors have greater financial, operational, sales and marketing resources and more experience in research and development and commercialization than we have. Moreover, some competitors may have greater name recognition than we do, and may offer discounts on their services or products as a competitive tactic.

Our competitors in the field of family relationship testing include: DNA Diagnostics, Identigene, Genetree, Laboratory Corporation of America, Long Beach Genetics, Paternity Testing Corporation and Reliagene in the US, along with DNA BioSciences Laboratory of the Government Chemist Forensic Science, NorthGene, DadCheck, and London BioScience in the UK. In the field of forensic DNA testing, our competitors include: Bode Technology Group, Commonwealth Biotechnologies, DNAPrint Genomics, Identigene, Laboratory Corporation of America, Myriad Genetics, and Reliagene in the US, along with Forensic Science Service and LGC in the UK. In animal susceptibility testing, we compete with, among others, the Laboratory of the Government Chemist in the UK and GAG Bioscience in Germany.

Item 2. PROPERTIES

In Princeton, New Jersey, we lease two facilities, which provide us with approximately 52,000 square feet, Part of one of these facilities serves as our corporate headquarters. We are currently attempting to sublease a significant portion of these facilities. We lease an approximately 22,000 square foot facility in Dallas, Texas and an approximately 21,000 square foot facility in Dayton, Ohio. We also lease an approximately 18,000 square foot facility in Germantown, Maryland, an approximately 18,000 square foot facility in Nashville, Tennessee and an approximately 9,000 square foot facility in East Lansing, Michigan. In addition, we lease a total of approximately 41,000 square feet in three buildings located in Abingdon, UK . We assigned our lease for an approximately 37,000 square foot facility in Stamford, Connecticut, to Tepnel Life Sciences, plc as of January 21, 2004 in connection with the sale of the Diagnostics business unit. In connection with this assignment, we unconditionally guaranteed Tepnel’s obligations under the lease. On November 29, 2004, we terminated the agreement under which we had previously leased approximately 5,100 square feet in Sacramento, California. We currently believe our facilities are sufficient to meet our space requirements through the year 2005.

Item 3. LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the Commission in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We believe that the allegations are without merit and have, and intend to continue to, vigorously defend against Plaintiffs’ claims. In this regard, on or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for our entering into a tolling agreement with Plaintiffs’ executive committee. On February 19, 2003, we received notice of the court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties proposed settlement classes, (iii) certifying the proposed Class Representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court.

Prior to our acquisition of Lifecodes in December 2001, Lifecodes sold Medical Molecular Diagnostics GmbH, or MMD, a wholly owned subsidiary of Lifecodes, based in Dresden, Germany to Deutsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH, or DKMS, pursuant to a Stock Purchase Agreement dated November 15, 2002 (the SPA). Upon the acquisition of Lifecodes, we assumed Lifecodes’ obligations to DKMS under the SPA. On September 19, 2003, we received a complaint filed in the 9th Chamber for Trade Affairs in Cologne, Germany on behalf of DKMS through a Request for Service Abroad of Judicial Documents. The complaint sought damages under the SPA for $5.2 million, or DKMS’s cost to acquire MMD. DKMS claimed there were defects in the equipment of the MMD laboratory. We had not reserved any amount related to this case and believed that the allegations were without merit. In addition, in December 2002, we filed a claim in the 29th Chamber for Trade Affairs in Tubingen, Germany against DKMS for $2.2 million of unpaid accounts receivables that accrued during the year ended December 31, 2002. The accounts receivables were for HLA typing services conducted by the Diagnostics business unit upon DKMS’ request, which we sold to Tepnel in January 2004. On September 16, 2004, the parties agreed to a settlement wherein the complaints in both matters would be withdrawn leaving no further obligation by or between the parties, and we received approximately $90,000 from the escrow that was established in November 2002 pursuant to the SPA which was applied towards our costs incurred in connection with these proceedings.

We are a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al. The case was filed in October, 2002 and is in the discovery phase. By their complaint, Plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed Plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with Plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit which is allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount.

Additionally, we have certain other claims against us arising from the normal course of its business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on our financial position or results of operations.

I tem 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.	M ARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq National Market under the symbol “ORCH”. The following table sets forth, for the periods indicated, the high and low closing prices (adjusted to reflect our reverse stock split on March 31, 2004) for our common stock, as reported by Nasdaq, for the last two fiscal years:

	Common Stock
	High	Low
2004:
First Quarter	$14.25	$7.25
Second Quarter	10.26	5.46
Third Quarter	8.52	6.25
Fourth Quarter	12.15	7.46

2003:
First Quarter	$2.80	$1.65
Second Quarter	10.00	1.80
Third Quarter	9.05	5.50
Fourth Quarter	10.65	5.65

On March 29, 2005, the last sale price of the common stock was $11.89.

Stockholders

As of March 29, 2005, there were approximately 640 stockholders of record of the 24,028,378 outstanding shares of common stock. On February 27, 2004, our stockholders approved a reverse stock split and on March 31, 2004 our common stock began trading on a split-adjusted basis.

Dividends

During the twelve months ended December 31, 2004, we issued an aggregate of 21,686 shares of our common stock as payment of accrued dividends in connection with the conversion of 503 shares of our Series A convertible preferred stock.

We have not paid dividends to our common stockholders since our inception and do not plan to pay cash dividends in the foreseeable future, as we currently intend to retain earnings, if any, to finance our growth.

Item 6. SELECTED FINANCIAL DATA

	Year ended December 31
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated statements of operations data:
Revenues:
Total revenues	62,499	50,627	50,425	30,648	18,381
Operating expenses:
Cost of service revenues	34,963	29,014	25,957	14,499	9,278
Cost of product revenues	—	—	1,690	3,822	1,610
Research and development	1,632	3,193	21,006	33,984	28,881
Marketing and sales	7,041	6,087	8,701	6,313	3,984
General and administrative	22,360	23,517	32,967	23,936	22,329
Impairment of assets	393	837	20,771	30,652	—
Restructuring	1,130	76	6,880	388	—
Amortization of intangible assets	1,785	1,807	3,039	3,778	3,657
Total operating expenses	69,304	64,531	121,011	117,372	69,739
Operating loss	(6,805)	(13,904)	(70,586)	(86,724)	(51,358)
Total other income (expense)	(103)	1,218	(1,085)	2,111	3,491
Loss from continuing operations before income taxes	(6,908)	(12,686)	(71,671)	(84,613)	(47,867)
Income tax (expense) benefit	(1,121)	(1,645)	577	—	—
Loss from continuing operations	(8,029)	(14,331)	(71,094)	(84,613)	(47,867)
Discontinued operations:
Loss from operations of a business held for sale	(783)	(9,237)	(9,003)	(65)	—
Net loss	(8,812)	(23,568)	(80,097)	(84,678)	(47,867)
Dividends to Series A Preferred Shareholders	(14)	(534)	—	—	—
Accretion of Series A Preferred Stock discount resulting from conversions	(1,129)	(2,645)	—	—	—
Beneficial conversion feature of preferred stock	—	(744)	—	—	(29,574)
Net loss allocable to common stockholders	$(9,955)	$(27,491)	(80,097)	(84,678)	(77,441)
Basic and diluted net loss per share allocable to common stockholders	$(0.46)	$(2.14)	(7.42)	(11.36)	(17.89)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	21,828	12,831	10,800	7,452	4,329

	December 31
	2004	2003	2002	2001	2000
Consolidated balance sheet data:
Cash, cash equivalents, and short-term investments (including $1,987 and $2,066 of restricted cash in 2004 and 2003, respectively)	32,473	$12,004	13,370	27,942	66,415
Working capital	33,047	7,540	9,475	27,522	64,644
Total assets	75,391	59,429	70,434	120,916	142,327
Long-term debt, less current portion	—	415	2,299	6,267	6,152
Redeemable convertible preferred stock	—	3,897	—	—	—
Convertible preferred stock	—	—	—	—	—
Total stockholders’ equity	58,250	31,147	38,693	93,238	123,303

The following transactions had a material effect on the comparability of the data presented in the consolidated financial data above, as follows: the sale of series E mandatorily redeemable convertible preferred stock in December 1999 and January 2000, the sale of common stock in our initial public offering in May 2000, the sale of common stock in our secondary offering in June 2001, the acquisitions of Cellmark in February 2001 and Lifecodes in December 2001, the sale of our common stock in February and March 2002, the decision to eliminate the Life Sciences instrumentation business including the sale of assets in 2002, the line of credit entered into in 2002, the sale of series A redeemable convertible preferred stock in March 2003, the decision in 2003 to realign the GeneShield business and the decision in 2002 to sell the Diagnostics business. The results of the Diagnostics business have been classified as “discontinued operations” and the related assets and liabilities are included as held for sale in 2003 and 2002. Please see our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussions of these transactions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition as of December 31, 2004 and Results of Operations for the years ended December 31, 2004, 2003, and 2002 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity. We incorporated as a Delaware corporation and began operations in 1995. In the first three years of business we were primarily focused on developing our microfluidics technologies for applications in high throughput production of small molecules under collaborative research programs with SmithKline Beecham and Sarnoff Corporation.

In 1998, we made a fundamental shift away from the development of microfluidics technologies and focused our business on the application of our technology to determine genetic variability and differences, including genotyping SNPs. At that time, we acquired Molecular Tool, followed by the acquisition of GeneScreen, a provider of identity testing services, in December 1999. During this period we expanded our offering DNA testing services and developed instruments and kits that could be used for genotyping SNP’s performed independently by third parties. In 2001, we acquired two other identity genomics businesses: Cellmark and Lifecodes.

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

In 2003, we focused our business on DNA testing for human identity as well as for animal and agricultural applications. In the human identity area, we provide DNA testing services for forensic, family relationship and security applications. Forensic DNA testing is primarily used to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with crimes, confirm that a suspect committed a particular crime or to exonerate an innocent person. Family relationship DNA testing is used to establish whether two or more people are genetically related. Recently, DNA testing has been used by individuals and employers in security applications by seeking to establish a person’s genetic identity and store it for identification purposes in the event of an emergency or accident. In the animal and agriculture field, we provide DNA testing services for food safety and selective trait breeding. Our services are used extensively in each of these applications, and we expect their uses to increase as these markets continue to grow and new commercial applications evolve.

We have operations in the US and in the UK. We market our services in many countries and the majority of our current customers are based in North America and Europe. We conduct forensic DNA testing primarily for government agencies. We provide our family DNA testing services to both government agencies and private individuals. We market our security DNA testing services to government agencies, commercial companies and private individuals. We perform animal and agriculture DNA testing services for government agencies and commercial companies.

Our revenues are predominately generated from services provided to our customers that relate to the completion of DNA testing. Our costs and expenses consist of costs of service revenue, research and development expense, marketing and sales expense, general and administrative expenses and other income and expense. Costs of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, and facility expenses. Research and development expense consists primarily of salaries and related costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing and enhancement of our products. Marketing and sales expense consists of salaries and benefits for salespeople within our company and all related costs of selling and marketing our products and services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, and other corporate expenses. Other income and expense, net consists principally of interest income and interest expense, respectively.

Our operating results improved for 2004 as compared to 2003. Overall, for the year ended December 31, 2004, as compared to 2003, we increased total revenues 23%, improved service revenue gross margin to 43% as compared to service revenue gross margin of 41% in the comparable period in 2003. In addition, for the first time in our history we reported income from continuing operations before income taxes for two consecutive quarters in the amount of approximately $0.4 million in the third quarter of 2004 and $0.4 million in the fourth quarter of 2004. Loss from continuing operations before income taxes improved from $12.7 million in 2003 to $6.9 million for the year ended December 31, 2004. Our service revenue gross margin for the full year in 2004 was slightly below our projected levels as a result of start-up costs for our newly-implemented enhanced automation capabilities in our CODIS testing business. We experienced higher than anticipated testing volumes for CODIS testing in the latter part of 2004. Our CODIS testing services have slightly lower average gross margins than some of our other lines of business.

Our revenues for forensic testing services in the US are dependent in part on the amount and timing of federal funding for forensic DNA testing through the NIJ. In 2004, we continued to see an increase in the amount of funding made available by the NIJ to various governmental and law enforcement establishments around the US. Partly as a result of increased funding, we successfully entered into or renewed several NIJ-funded state contracts in 2004. In addition, we expect that the recent Congressional enactment of the President’s DNA Initiative, the “Justice for All Act of 2004”, should provide increased funding over the next several years to private forensic laboratories, in order to process DNA backlogs in criminal investigations. The legislation authorizes an infusion of more than $1 billion in federal funds over the next five years to eliminate the current backlog of unanalyzed DNA evidence languishing in police department evidence rooms, to afford greater access to DNA testing by convicted offenders and to enable expansion of the CODIS database.

Our operations in the UK provided all of our animal and agricultural testing services, in addition to a portion of our paternity and forensic DNA testing services, and accounted for 42% and 40% of our total revenues for 2004 and 2003, respectively. For the twelve months ended December 31, 2004 and 2003, 73% and 78%, respectively, of our UK revenues were derived through agreements with two contractors, DEFRA and FAL. In June of 2004, the DEFRA contract was renewed for two more years. The contract with FAL was executed in July of 2002 with an initial term of five years, and the term will continue for additional one year periods thereafter unless either party gives not less than twelve months’ written notice of termination prior to the end of the then current term. We continued to see strong volumes in our scrapie susceptibility testing businesses in 2004, however we did experience the expected seasonality in our scrapie testing, where we typically see our scrapie testing volumes decline in the late fall and winter months, which masks the sequential quarterly growth of many of our other services. We would expect to see the continued impact of the seasonality in our scrapie business in the beginning of 2005, until the spring and summer months. We continue to expect our UK business to be a significant part of our business. We expect to experience continued growth in our UK business in the animal and agriculture testing through expected increases in the amount of testing we perform for DEFRA and other customers for scrapie susceptibility in sheep.

For the twelve months ended December 31, 2004 as compared to the same period in 2003, our revenues were favorably impacted by five basis points as a result of the exchange rate movement of the British Lb as compared to the US Dollar. Excluding the favorable impact of the exchange rate movement, the growth rate in revenues for year ended December 31, 2004 was 18%. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and there can be no assurance that the recent favorable trend in this exchange rate will not be reversed, which would have an unfavorable translation impact on our consolidated financial results.

Our operating results are driven by our ability to generate sales and improve operating efficiency. Partially as a result of the implementation of our restructuring plan throughout 2002 and 2003, we reported operating income during the third and fourth quarters of 2004 of $0.2 million and $0.6 million, respectively. We expect to continue to report improvements in operating results and operating cash flow in 2005. Our long-term strategic plan is dependent on improving operating efficiencies during 2005. We expect that these operating efficiency improvements, together with our expected annual growth in revenue during 2005 of 20% to 24%, will result in improved gross margins during 2005. If we achieve our targeted 2005 revenue growth, we would generate approximately $75.0 to $78.0 million in total revenues for the year ended December 31, 2005, fueled by the expected growth in our forensic, private paternity, animal and agriculture testing. We expect to realize a gross margin of approximately 46% for the year ended December 31, 2005 as a result of higher sales volume and continued increases in operating efficiencies in our testing processes. In addition, we continually seek ways to further increase the efficiency of our operations. We continue to believe that our current level of overhead expenses is sufficient to support our planned revenue growth in 2005, and we anticipate that these expenses will be slightly higher than 2004 levels, primarily due to an anticipated expansion of our efforts in the sales and marketing areas. Our outlook for 2005 is based in part on our renewed two-year contract with the UK government as their major provider of scrapie genotyping services, our expectation that we will be awarded a significant portion of NIJ-funded state contracts, and that our expanded sales and marketing efforts will be successful.

During the fourth quarter of 2004, we reported net income allocable to common stockholders of $0.7 million. However, prior to the fourth quarter, we had never reported net income, and we had incurred losses since inception. As of December 31, 2004 we had stockholders’ equity of approximately $58.3 million, which included an accumulated deficit of approximately $296.3 million. We had previously indicated that we expected to attain profitability in the second half of 2003; however, due to market circumstances, particularly the rate at which funding of forensic testing was released from the NIJ, we were unable to achieve our objective. We currently do expect to achieve positive operating income for the full year of 2005.

During the first quarter of 2004, we closed a common stock private equity financing in the amount of $26.1 million, net of closing costs. In addition, as of February 6, 2004, 100% of our redeemable convertible preferred stockholders had converted their shares of Series A Preferred Stock to common stock. In connection with the common stock private equity financing, on March 26, 2004, we filed a registration statement with the SEC covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants issued in the financing, which was declared effective on May 28, 2004. As a result of these measures, we expect to have adequate capital to fund operations at least through March 31, 2006.

On January 13, 2004, we filed a shelf registration statement on Form S-3 with the SEC, to provide us with further opportunities to raise capital. This shelf registration will permit us, from time to time, to offer and sell up to $30 million of our common stock. We do not anticipate the need to raise additional capital in 2005 to fund current operations; however, if we determine that this need exists, or if we intend to fund future growth opportunities, we may use this shelf registration to provide financing. This registration statement was declared effective on May 28, 2004.

RESULTS OF OPERATIONS

Our Diagnostics business unit was considered to be a non-core asset, and was reflected as a discontinued operation. Accordingly, we have not included the results of operations of our Diagnostics business unit, which was held for sale, in the results of continuing operations in any period presented. The results of operations for this business unit have been reflected in discontinued operations for all periods presented. The assets and liabilities of our Diagnostics business unit, which was held for sale, have been reflected as such in the condensed consolidated balance sheets as of December 31, 2004 and December 31, 2003. We completed the sale of certain assets and liabilities related to our Diagnostics business unit in January 2004.

Years ended December 31, 2004 and 2003

The following table sets forth a year-over-year comparison of the components of our Net Loss for the years ended December 31, 2004 and 2003:

	2004	2003	$ Change	% Change
	(In thousands)
Total revenue	$62,499	$50,627	$11,872	23%
Costs of service revenue	34,963	29,014	5,949	21%
Research and development expenses	1,632	3,193	(1,561)	(49)%
Marketing and sales	7,041	6,087	954	16%
General and administrative expenses	22,360	23,517	(1,157)	(5)%
Impairment of assets	393	837	(444)	(53)%
Restructuring and related charges	1,130	76	1,054	>100%
Amortization of intangible assets	1,785	1,807	(22)	(1)%
Interest income	243	88	155	>100%
Interest expense	(141)	(478)	337	71%
Other income/(expense)	(205)	1,608	(1,813)	(>100%)
Income tax (expense)/benefit	(1,121)	(1,645)	524	32%
Loss from discontinued operations	783	9,237	(8,454)	92%
Net loss	8,812	23,568	(14,756)	(63)%
Net loss allocable to common shareholders	9,955	27,491	(17,536)	(64)%

Revenues

Total revenues for the twelve months ended December 31, 2004 of approximately $62.5 million represented an increase of approximately $11.9 million as compared to revenues of approximately $50.6 million for the comparable period of 2003. Total revenues during the twelve months ended December 31, 2004 versus 2003 increased primarily as a result of increased service revenues. Revenues from our service businesses of paternity, forensic and animal and agricultural testing for the twelve months ended December 31, 2004 were approximately $60.9 million, as compared to approximately $49.1 million for the twelve months ended December 31, 2003, an increase of approximately $11.8 million, or 24% . The increase in revenues from our service businesses was primarily attributable to an increase in testing volumes experienced during the year ended December 31, 2004. Revenues from our UK based service business grew to approximately $26.1 million during the twelve months ended December 31, 2004 as compared to approximately $19.0 million during the comparable period of the prior year. We continued to see an increase in the amount of funding made available by the NIJ to various governmental and law enforcement establishments throughout the US, which contributed to us entering into or renewing several NIJ funded state contracts in 2004. We expect to experience increased testing volumes for the foreseeable future, despite an anticipated sequential slight decline in testing volumes for the first quarter of 2005 as compared to the fourth quarter of 2004. This slight decline represents the impact of the inherent seasonality in our animal testing business during the winter months.

As a result of the acquisition of Cellmark, in February 2001, the acquisition of Lifecodes in December 2001, and a limited number of agreements with foreign companies, our business has become increasingly global, with international revenue representing 42% and 40% of total revenue during the year ended December 31, 2004 and 2003, respectively. Fluctuations in foreign currency exchange rates during 2004 and 2003 had a favorable impact of five basis points on our consolidated revenues. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations be deemed to have a material economic impact on the company, although we have not engaged in hedging activities to date.

In August of 2001, we entered into a three-year agreement with DEFRA to provide genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie. In 2004, this contract was renewed for two more years. We also signed an agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. The agreement with FAL has an initial term of five years, and the term will continue for additional one year periods thereafter unless either party gives not less than twelve months’ written notice of termination prior to the end of the then current term. It is by virtue of our relationship with FAL that we have been able to increase our revenues based on this forensic testing. Revenue for the year ended December 31, 2004 and 2003 under these two agreements was approximately 30% and 31% of our total revenues for each period respectively.

During the twelve months ended December 31, 2004, we recognized approximately $1.5 million in other revenues, specifically license and grant revenues, as compared to approximately $1.5 million during the comparable period of the prior year. As a result of the strategic refocusing of our business, we do not anticipate other revenues to fluctuate significantly in the foreseeable future.

Cost of Service Revenues

Cost of service revenues was approximately $35.0 million, or 57% of service revenues, for the twelve months ended December 31, 2004 compared to approximately $29.0 million, or 59% of service revenues for the comparable period of the prior year. The increase in cost of service revenues primarily reflects growth in revenues from our businesses of forensic, paternity and animal and agricultural testing services. The decline of cost of services as a percentage of revenue in 2004 as compared to 2003 was primarily related to staffing increases made in the latter part of 2003, in both our UK operations and our US-based forensic operations in preparation for the addition of new contracts attained late in 2003 and in the first quarter of 2004. These additional hires provided us with sufficient resources for the DEFRA agreement, the FAL agreement and our other recently secured contracts. In addition, we continued to see operational efficiencies due to increased testing volumes in our service businesses. We expect a continued decrease in costs of services as a percentage of service revenues as testing volumes increase.

Research and Development Expenses

Research and development expenses for the twelve months ended December 31, 2004 were approximately $1.6 million, a decrease of approximately $1.6 million, as compared to approximately $3.2 million for the comparable period of the prior year. The significant decrease in research and development expenses for the twelve months ended December 31, 2004 as compared to the previous year was primarily attributable to a reduction in the research and development efforts undertaken by our GeneShield business unit. In 2004, we incurred no research and development expenses for the GeneShield business unit as compared to approximately $1.8 million for the twelve months ended December 31, 2003. We expect to continue to incur research and development charges, although this is not expected to be material, as we will largely rely on the technology already used in our existing businesses.

Marketing and Sales Expenses

Marketing and sales expenses for the twelve months ended December 31, 2004 were approximately $7.0 million as compared to approximately $6.1 million during the comparable period of the prior year. The increase in these expenses of approximately $0.9 million was substantially related to increased investments in our marketing and sales efforts in our private paternity testing business, and our operations in the UK. As a result of the anticipated ongoing expansion of select marketing and sales initiatives, our marketing and sales expenses will be higher in future periods, although actual expenses may vary due to changes in the condition of our business.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2004 were approximately $22.4 million, a decrease of approximately $1.1 million, as compared to approximately $23.5 million for the comparable period of the prior year. The decrease was primarily attributable to approximately $3.0 million in expenses incurred for the year ended December 31, 2003 for strategic corporate activities, including approximately $1.5 million associated with a third party banker, approximately $0.5 million in legal costs and approximately $0.9 million in consulting costs in connection with other strategic corporate activities. In addition, we recorded an additional $1.1 million for the amortization of deferred stock compensation in expense in 2003 as compared to 2004. Deferred compensation was fully amortized in the first quarter of 2004. The decrease in our general and administrative expenses in 2004 was substantially offset by $1.9 million of charges related to our various financing activities during the first three months of 2004. General and administrative expenses incurred as a result of Sarbanes Oxley compliance approximated $1.5 million for the year ended December 31, 2004. We do not expect to experience any significant fluctuations in overall general and administrative expenses in the foreseeable future.

Impairment of Assets

During the twelve months ended December 31, 2004, we recorded approximately $0.4 million of impairment of assets, as compared to $0.8 million during the twelve months ended December 31, 2003. During the year ended December 31, 2004, we continued to strategically realign our business. We are currently in the process of evaluating potential future market segments and growth strategies for this initiative. In connection with this evaluation, we impaired various fixed assets, consisting primarily of laboratory equipment for approximately $0.4 million. During the quarter ended June 30, 2003, we decided to strategically realign our GeneShield business unit and, in connection with this decision, we terminated most of our GeneShield employees, most of whom were located in our Arlington, Virginia facility. As a result, we impaired some of the fixed assets, including office and computer equipment, furniture and fixtures and software related to the GeneShield business unit for approximately $0.8 million.

Restructuring

As of December 31, 2004 and December 31, 2003, we had $1.9 million and $2.0 million, respectively, in restructuring accruals outstanding of which approximately $1.1 million and approximately $0.8 million, respectively, are classified as long-term liabilities. A summary of the restructuring charges is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2002	1,440	2,846	4,286
Additional reserve recorded in 2003	370	291	661
Cash payments in 2003	(912)	(1,329)	(2,241)
Non-cash reductions	(429)	(243)	(672)

Restructuring liability as of December 31, 2003	$469	$1,565	$2,034
Additional reserve recorded in 2004	—	1,184	1,184
Cash payments in 2004	(404)	(911)	(1,315)
Other including non-cash reductions related to workforce	(65)	11	(54)

Restructuring liability as of December 31, 2004	$—	$1,849	$1,849

During the year ended December 31, 2004, we recognized an additional $1.1 million in restructuring charges related to one of our former operating facilities in Princeton, New Jersey. The additional charge was a result of a change in our estimate as to when we expect to sublease this facility and the estimated discount associated with such a sublease arrangement.

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

Amortization of Intangible Assets

During the twelve months ended December 31, 2004, we recorded approximately $1.8 million of amortization of intangible assets as compared to approximately $1.8 million during the twelve months of 2003.

Interest Income

Interest income for the twelve months ended December 31, 2004 was approximately $0.3 million, compared to approximately $0.1 million during the same period of the prior year. This increase was primarily due to interest received on more cash, cash equivalent, and short-term investment balances than we had held during the twelve months of 2003.

Interest Expense

Interest expense for the twelve months ended December 31, 2004 was approximately $0.1 million compared to approximately $0.5 million during the comparable period of the prior year. Interest expense during the twelve months ended December 31, 2004 has decreased as a result of reduced levels of long-term debt.

Other Income

Total other income (expense) for the year ended December 31, 2004 was a net expense of approximately $0.2 million, as compared to approximately $1.6 million of other income during the prior year. This reduction in total other income (expense) was primarily attributable to the amendment to our agreement with Affymetrix that we executed in July 2003 related to our 2001 acquisition of US Patent No. 5,856,092 and its foreign counterparts. Pursuant to the amended agreement, we are obligated to pay approximately $0.4 million at the signing of the agreement and $0.6 million over the next three years in ratable installments of approximately $0.2 million per year to the original patent holders. Prior to the execution of the amended agreement, we reflected an obligation pursuant to the original agreement in an amount of $2.4 million, net of the amount related to interest. Based on the amended agreement, we recorded a benefit to other income of $1.4 million to our statement of operations during the twelve months ended December 31, 2003.

Income Tax (Expense)/Benefit

During the year ended December 31, 2004 and 2003, we recorded income tax expense of approximately $1.1 million and $1.6 million, respectively, primarily related to our UK business, which is generating taxable income. During the twelve months ended December 31, 2004, we recorded net income tax expense of approximately $1.8 million related to our UK business which is generating taxable income, which was partially offset by an approximately $0.7 million tax benefit associated with the sale of some of our state net operating loss carryforwards which was authorized by the New Jersey Economic Development Authority. During the twelve months ended December 31, 2003, we recorded net income tax expense of approximately $2.0 million related to our UK business which is generating taxable income, which was slightly offset by an approximately $0.4 million tax benefit associated with the sale of some of our state net operating loss carryforwards which was authorized by the New Jersey Economic Development Authority.

Discontinued Operations

During 2002 and 2003, we considered our Diagnostics business unit to be a non-core asset and, therefore, it has been reflected as a discontinued operation. The results of operations for this business unit have been reflected in discontinued operations for all periods presented. The assets and liabilities of the Diagnostics business unit have been reflected as such in the consolidated balance sheets as of December 31, 2003 and 2002. As we completed the sale of this business in January 2004, all of the assets and liabilities as of December 31, 2003 have been reflected as current. We recorded approximately $0.8 million and approximately $9.2 million of loss from the discontinuance of the Diagnostics business unit during the twelve months ended December 31, 2004 and 2003, respectively. During the twelve months ended December 31, 2003, based on additional information we obtained with respect to the value of our Diagnostics business unit, we determined that an evaluation of the long-lived assets of the discontinued business was required. Based on this evaluation, we recorded an impairment charge of approximately $8.3 million related to predominantly intangible assets of that business unit, which has been reflected as part of the operations of the discontinued business.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, which includes restructuring charges, impairment charges, costs related to our capital restructuring efforts, and costs of services in anticipation of receipt of testing samples, as well as the level of testing volumes, we have not yet reached the necessary levels to generate net income during the twelve months ended December 31, 2004. In 2004, we reported a net loss of approximately $8.8 million compared to a net loss of approximately $23.6 million for the comparable period of the prior year. We also recorded dividends and accretion of Series A redeemable convertible preferred stock of approximately $1.1 million, which was included in our net loss allocable to common stockholders of approximately $10.0 million for the year ended December 31, 2004. For the year ended December 31, 2003, we also recorded a beneficial conversion feature, dividends and accretion of approximately $3.9 million, which was included in our net loss allocable to common stockholders of approximately $27.5 million. The beneficial conversion feature of $0.7 million related to our March 2003 financing was calculated as the difference between the per share value as of the commitment date and the per share value of the transaction after giving effect to the value associated with the warrants to purchase common stock issued in the financing. The approximately $0.5 million in dividends relate to the 6% dividend payable to the holders of our Series A redeemable convertible preferred stock. In addition, we accreted approximately $2.6 million for the conversion of shares of our Series A redeemable convertible preferred stock into shares of our common stock during the twelve months ended December 31, 2003. (See “Liquidity and Capital Resources” below for a further discussion of the financing).

Years ended December 31, 2003 and 2002

The following table sets forth a year-over-year comparison of the components of our Net Loss for the years ended December 31, 2003 and 2002:

	2003	2002	$ Change	% Change
	(In thousands)
Total revenue	$50,627	$50,425	202	<1%
Cost of service revenues	29,014	27,647	1,367	5%
Cost of product revenue and access fees	—	1,690	(1,690)	(100%)
Research and development expenses	3,193	21,006	(17,813)	(85)%
Marketing and sales	6,087	8,701	(2,614)	(30%)
General and administrative expenses	23,495	32,967	(9,472)	(29%)
Impairment of assets	837	20,771	(19,934)	(96)%
Restructuring and related charges	76	6,880	(6,804)	(99)%
Amortization of intangible assets	1,807	3,039	(1,232)	(41)%
Interest income	88	536	(448)	(84)%
Interest expense	(478)	(583)	105	18%
Other income/(expense)	1,608	(117)	1,725	>100%
Loss on sale of assets	—	(921)	921	100%
Income tax (expense)/benefit	(1,645)	577	(2,222)	(>100%)
Loss from discontinued operations	9,237	9,003	234	3%
Net loss	23,568	80,097	(56,529)	(71)%
Net loss allocable to common shareholders	27,491	80,097	(52,606)	(66)%

Revenues

Total revenues for the twelve months ended December 31, 2003 of approximately $50.6 million represented an increase of approximately $0.2 million as compared to revenues of approximately $50.4 million for the comparable period of 2002. Total revenues during the twelve months ended December 31, 2003 versus 2002 increased as a result of increased service revenues. Total service revenues for the twelve months ended December 31, 2003 were approximately $49.1 million, an increase of approximately $4.5 million, or 10%, from approximately $44.6 million during the comparable period in 2002. Revenues from our service businesses of paternity, forensic and agricultural and animal testing for the twelve months ended December 31, 2003 (excluding the service revenues of the US Life Sciences business unit) were approximately $49.1 million, as compared to approximately $42.9 million for the twelve months ended December 31, 2002, an increase of approximately $6.2 million, or 14%. The increase in revenues from our service businesses was primarily attributable to an increase in our UK based service business, which grew to approximately $19.0 million during the twelve months ended December 31, 2003 as compared to approximately $12.1 million during the comparable period of the prior year. Our UK business performs paternity and forensic testing as well as animal and agricultural health testing services. These increases in our UK business were offset slightly by the loss of certain paternity and forensic contracts in the US.

In August of 2001, we entered into a three-year agreement with the DEFRA to provide genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie. Under this agreement, we received income during 2003 that was approximately 13% of our total annual revenues. We also signed an agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. The agreement with FAL has an initial term of five years, and the term will continue for additional one year periods thereafter unless either party gives not less than twelve months’ written notice of termination prior to the end of the then current term. It is by virtue of our relationship with FAL that we have been able to increase our revenues based on this forensic testing. The agreement with FAL represented approximately 18% of our gross revenues for the year ended December 31, 2003.

During the twelve months ended December 31, 2003, we did not recognize any product revenues, as a result of our decision to sell the Diagnostics business unit and the sale of our Life Sciences product related assets in 2002. We recognized approximately $1.5 million in other revenues, specifically license and grant revenues, during the twelve months ended December 31, 2003, compared to approximately $3.4 million during the comparable period of the prior year. This decline relates to various technology licensing arrangements entered into in 2002, which did not occur in 2003.

Cost of Service Revenues

Cost of service revenues was approximately $29.0 million, or 59% of services revenues, for the twelve months ended December 31, 2003 compared to approximately $26.0 million, or 58% of service revenues for the comparable period of the prior year. The increase in cost of service revenues primarily reflects growth in revenues from our businesses of forensic, paternity and animal and agricultural testing services. In addition, staffing increases were made in both our UK operations and our US based forensic operations in preparation for the addition of new contracts attained late in 2003.

Cost of Product Revenues

Cost of product revenues consist primarily of salaries and related personnel costs, raw materials and facility expenses. There were no cost of product revenues for the twelve months ended December 31, 2003, compared to approximately $1.7 million of cost of product revenues for the comparable period of the prior year. This elimination of cost of product revenues is directly related to our decision to sell our Diagnostics business unit and the sale of our Life Sciences product related assets in 2002.

Research and Development Expenses

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

General and Administrative Expenses

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

Restructuring

As of December 31, 2003 and December 31, 2002, we had $2.0 million and $4.3 million, respectively, in restructuring accruals outstanding of which approximately $0.8 million and approximately $1.9 million, respectively, are classified as long-term liabilities. A summary of the restructuring charges is as follows (in thousands):

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

Other Income

On July 16, 2003, we amended our agreement with Affymetrix related to our 2001 acquisition of US Patent No. 5,856,092 and its foreign counterparts. Pursuant to the amended agreement, we were obligated to pay approximately $0.4 million at the signing of the agreement and are obligated to pay $0.6 million over the next three years in ratable installments of approximately $0.2 million per year to the original patent holders. Prior to the execution of the amended agreement, we reflected an obligation pursuant to the original agreement in an amount of $2.4 million, net of the amount related to interest. Based on the amended agreement, we recorded a benefit to other income of $1.4 million to our statement of operations during the twelve months ended December 31, 2003.

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

Discontinued Operations

During 2002 and 2003, we considered our Diagnostics business unit to be a non-core asset and therefore it has been reflected as a discontinued operation. The results of operations for this business unit have been reflected in discontinued operations for all periods presented. The assets and liabilities of the Diagnostics business unit have been reflected as such in the consolidated balance sheets as of December 31, 2003 and 2002. As we completed the sale of this business in January 2004, all of the assets and liabilities as of December 31, 2003 have been reflected as current. The results of operations for this business unit have been reflected in discontinued operations. We recorded approximately $9.2 million and approximately $9.0 million of loss from the discontinuance of the Diagnostics business unit during the twelve months ended December 31, 2003 and 2002, respectively. During the twelve months ended December 31, 2003, we obtained additional information with respect to the value of our Diagnostics business unit. Based on this additional information, we determined that an evaluation of the long-lived assets of the discontinued business was required. Based on this evaluation, we recorded an impairment charge of approximately $8.3 million related to predominantly intangible assets of that business unit, which has been reflected as part of the operations of the discontinued business.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, which includes restructuring charges and impairment of asset charges, during the twelve months ended December 31, 2003, we reported a net loss of approximately $23.6 million compared to a net loss of approximately $80.1 million for the comparable period of the prior year. We also recorded a beneficial conversion feature, dividends and accretion of approximately $3.9 million, which was included in our net loss allocable to common stockholders of approximately $27.5 million. The beneficial conversion feature of $0.7 million related to our March 2003 financing and was calculated as the difference between the per share value as of the commitment date and the per share value of the transaction after giving effect to the value associated with the warrants to purchase common stock issued in the financing. The approximately $0.5 million in dividends relate to the 6% dividend payable to the holders of our Series A redeemable convertible preferred stock. In addition, we accreted approximately $2.6 million for the conversion of shares of our Series A redeemable convertible preferred stock into shares of our common stock during the twelve months ended December 31, 2003. (See “Liquidity and Capital Resources” below for a further discussion of the financing).

Reverse Stock Split

On March 25, 2004, the Company’s Board of Directors approved a reverse stock split of 1-for-5. All amounts presented in the accompanying consolidated financial statements and elsewhere herein have been adjusted to reflect the reverse stock split on a retroactive basis.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had approximately $12.1 million in cash and cash equivalents as compared to approximately $10.0 million as of December 31, 2003. In addition, as of December 31, 2004, we had approximately $18.4 million of short-term investments, which consisted of certificates of deposit, auction rate securities and commercial paper purchased during the third quarter of 2004. Working capital increased to approximately $33.0 million at December 31, 2004 from approximately $7.6 million at December 31, 2003. This increase in working capital was primarily a result of net proceeds from our common stock private equity financing in the amount of $26.1 million, net of closing costs, which closed on February 27, 2004.

Sources of Liquidity

Our primary sources of liquidity have been capital raising activities, including issuances of our securities and borrowings under our credit facility. The line of credit facility we had obtained from a commercial bank in December 2002 was terminated in December 2003.

Our operations used $4.6 million in cash for the year ended 2004 and $6.9 million for the year ended December 31, 2003. Our working capital increased from $7.6 million as of December 31, 2003 to $33.3 million as of December 31, 2004. Our operations provided approximately $0.4 million in cash during the third quarter of 2004 and approximately $1.1 million in cash during the second quarter of 2004, as compared to cash used in operations of approximately $3.1 during the first quarter of 2004 and approximately $3.0 million during the fourth quarter of 2004. Our loss from continuing operations of approximately $8.0 million included approximately $1.1 million recorded as an additional reserve for one of our former operating facilities in Princeton, New Jersey, and approximately $1.9 million in general and administration expenses related to our various financing transactions, which were incurred in the first quarter of 2004.

We expect that revenues will increase in 2005 by approximately 20% to 24% compared to 2004, and that we will achieve positive operating income for the full year of 2005. We expect this improvement in cash flow and profitability will result from the improved sales volume projected for 2005, as well as continued improvement in gross margins as a result of our continued focus on improving operational efficiency and capacity utilization.

The following table sets forth a year-over-year comparison of the components of our liquidity and capital resources for the years ended December 31, 2004 and 2003:

	(In thousands)		$ Change	% Change
	2004	2003
Cash and cash equivalents	$12,112	$9,938	2,174	>22%
Cash (used in) provided by:
Operating activities	(4,594)	(6,943)	2,349	34%
Investing activities	(21,522)	(1,166)	(20,356)	(>100%)
Financing activities	27,162	7,553	19,609	>100%

Net cash used in operations for the twelve months ended December 31, 2004 was approximately $4.6 million compared with net cash used in operations of approximately $6.9 million for the prior year. This improvement of net cash used in operations resulted primarily from the improved efficiencies in the business, including increased testing volumes and the disposal of our discontinued operations in January of 2004. Net cash used in investing activities was approximately $21.5 million for 2004. Investing activities during 2004 included the purchase of approximately $18.4 million of short-term investments and $3.4 million of capital expenditures primarily related to our UK operations. Financing activities during the year ended December 31, 2004 were approximately $27.2 million, which included approximately $26.1 million of net proceeds from our common stock private equity financing, which closed on February 27, 2004, and approximately $3.7 million received as a result of the exercise of warrants to purchase approximately 1.6 million shares of our common stock. These increases were in part offset by payments on debt and patent obligations.

February 2004 Private Placement

On February 26, 2004, we entered into definitive agreements with new and existing accredited institutional investors to raise approximately $30.3 million in gross proceeds in a common stock private equity financing. Pursuant to the agreements, we sold approximately 3.2 million shares of common stock at $9.60 per share and granted the investors four-year warrants to purchase approximately an additional 0.6 million shares of our common stock at an exercise price of $13.20. The transaction closed on February 27, 2004. We filed a registration statement covering the resale of the shares of common stock sold in the financing, as well as the shares of common stock issuable upon the exercise of the warrants granted in the financing, which was declared effective by the SEC on May 28, 2004.

Shelf Registration Statement

Separate from and prior to the common stock private equity financing of February 27, 2004, we filed a registration statement on Form S-3 which the SEC declared effective on May 28, 2004. This shelf registration statement permits us, from time to time, to offer and sell up to $30 million of our common stock.

March 2003 Private Placement

On March 31, 2003, we completed a private placement of 1,600 Units, each consisting of one share of Series A redeemable convertible preferred stock and a warrant to purchase shares of our common stock, which resulted in net proceeds to us of $16.0 million. We registered the shares underlying the Series A redeemable convertible preferred stock and the warrants on a registration statement on Form S-3 filed with the SEC on May 30, 2003. As of February 6, 2004, all shares of Series A redeemable convertible preferred stock were converted into common stock and no shares of Series A convertible preferred stock remain issued or outstanding.

Equipment Financing

At December 31, 2004, we had borrowings of approximately $0.4 million outstanding related to a loan which was entered into primarily for equipment financing. Under the loan agreement we must maintain minimum unrestricted cash, as defined in the loan agreement, equal to the greater of $35.0 million or twelve months’ cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), we are required to provide a cash security deposit or letter of credit equal to an amount defined in the loan agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. As of December 31, 2001, and just prior to our March 2002 equity offering, we did not maintain the minimum unrestricted cash defined in the loan agreement. We received a waiver from our lender regarding our noncompliance with this covenant for this period. Subsequent to March 31, 2002, we did not maintain the minimum cash defined in the loan agreement. We also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter or credit under this loan agreement for the period of noncompliance through June 19, 2002. On June 19, 2002, we obtained a letter of credit in the amount of approximately $2.7 million as required by the loan agreement, which was supported by a cash restriction on certain securities held by us. During 2003, our required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because we continued to pay down our monthly obligation in accordance with the original terms of the loan line. The restricted cash amount related to this equipment line was approximately $0.2 million. This cash restriction, in addition to the cash restricted under two of our operating leases, is reflected as restricted cash in the consolidated balance sheet as of December 31, 2004 of $2.0 million, of which approximately $1.7 million is classified as a long term asset.

Expected Uses of Liquidity in 2005

Throughout 2005, we plan to continue making substantial investments in our business. In that regard, we expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples and facility expenses as well as general and administrative costs which consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. We expect to incur capital expenditures in 2005 of between $3.5 million and $4.5 million, although we may incur additional capital expenditures if opportunities arise to grow our business more aggressively. In addition, we may make investments in future acquisitions of complementary businesses or technologies which would increase our capital expenditures.

The amounts and timing of our actual expenditures will depend upon numerous factors, including our development activities, our investments in technology, the amount of cash generated by our operations and the amount and extent of our acquisitions, if any. Actual expenditures may vary substantially from our estimates.

We maintain multiple contractual commitments as of December 31, 2004, which will support our future business operations. Such commitments relate to noncancelable operating lease arrangements, long-term debt, minimum supply purchases and future patent and minimum royalty obligations. We have identified and quantified the most significant of these commitments in the following table.

	Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual obligations:
Operating Lease Obligations(1)	$10,659	2,668	3,596	1,541	2,854
Long-term Debt Obligations(2)	371	371	—	—	—
Purchase Obligations(3)	450	150	300	—	—
Other Long-term Liabilities reflected(4)	1,600	—	1,600	—	—
Total contractual obligations	$13,080	3,189	5,496	1,541	2,854

(1)	Such amounts represent future minimum rental commitments for office space leased under noncancelable operating lease arrangements. We lease approximately 150,000 square feet for operations in the US and approximately 35,000 square feet in the UK to support foreign operations.
(2)	Such amounts primarily consist of amounts payable pursuant to our equipment loan line. Also included in such amounts are capital lease obligations for certain machinery and equipment (including interest).
(3)	Such amounts represent obligations to pay future amounts over the next three years in conjunction with our acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix in July 2001 as well as our obligation to pay St. Louis University in connection with our patent acquisition.
(4)	Such amounts represent an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned in connection with the sale of the Diagnostics business unit to Tepnel. We were required to sign this guarantee as a condition of the sale. We reflected the fair value of the guarantee of approximately $1.6 million as a reduction to the net realizable value of these assets and liabilities. We valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to subleasing the space, and discounted the expected rents for a potential sublease of the space. The lease terminates in April of 2010. Minimum rents under the assigned lease total approximately $4.2 million.

We believe that our existing cash on hand, which includes the additional funds raised through the common stock private equity offering in February 2004, will be sufficient to fund our operations at least through March 31, 2006. We expect to achieve positive operating income for the full year of 2005. We do not anticipate the need to raise additional capital in 2005. However, we may need to access the capital markets for additional financing to fund future growth opportunities or to operate our ongoing business activities after a period of time if our future results of operations fall below our expectations. If so, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. We also may need additional capital if we seek to acquire other businesses or technologies.

As of December 31, 2004, our net operating loss carry forwards were approximately $227.0 million and approximately $210.0 million for Federal and state income tax purposes, respectively. If not utilized, our Federal and state tax loss carry forwards will begin to expire in 2005 and 2007, respectively. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations were triggered as a result of past financings or may be triggered as a result of future financings. This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.

Compensation Charges

In prior years, we recorded deferred compensation resulting from the granting of stock options to employees, directors, or consultants with exercise prices below the fair market value of the underlying common stock at the date of their grant. During 2002, 2003 and 2004, all stock options were granted with grant prices equal to the fair value of our common stock at the grant date. The portion of these deferred compensation amounts which resulted from grants to consultants is subject to remeasurement at the end of each reporting period based upon the changes in the fair value of our common stock until the consultant completes performance under his or her respective option agreement.

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

Prior to 2003, we had several sources of revenues, including research and development collaborations, SNP scoring services, SNP stream system hardware sales, consumable sales, and license arrangements. We have discontinued operations related to these products.

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

We offered some of our hardware products in two basic types of transactions, either a purchase and sale transaction or an arrangement in which the customer takes possession of the product and pays an access fee for its use. We recorded revenues on the sale of the hardware upon transfer of title and after we had met all of our significant performance obligations. We deferred access fee payments that we received when a system was initially placed with a customer and recognized revenues on a straight-line basis over the term of the agreement. We have divested this portion of our business and no longer sell instruments or consumables.

Revenues from the sale of consumables were recognized upon the transfer of title, generally when our products were shipped to our customers from our facilities. We have divested this portion of our business and no longer sell instruments or consumables.

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

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets amounted to $23.3 million as of December 31, 2004. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.

Accounting for Income Taxes.

We have generated net operating losses for tax purposes since inception. As of December 31, 2004, these losses generated net operating loss carryforwards of approximately $227.0 million and $210.0 million for Federal and state income tax purposes, respectively. In addition, due to our restructuring efforts certain charges written off in the current and prior years were not deductible for income tax purposes. These differences result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities will be recovered from future taxable income and to the extent we believe the recovery is not likely, we have established a valuation allowance.

Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of approximately $107.0 million as of December 31, 2004, due to uncertainties related to our ability to utilize some of our net deferred tax assets, primarily consisting of certain net operating loss carryforwards before they expire. The valuation allowance is based on our estimates of taxable income and the period over which the net deferred tax assets will be recoverable.

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

Stock Option Compensation

We account for options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair-value basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. As required, we also provide pro forma net loss attributable to common stockholders and pro forma net loss attributable to common stockholders per common share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see Note 1 to our consolidated financial statements).

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement 123R, “Share-Based Payment” (“Statement 123R”), to be effective for interim or annual periods beginning after June 15, 2005, thereby becoming effective for the Company in the third quarter of 2005. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transaction method or the modified retrospective method. The company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption. The adoption of Statement 123R will result in material charges to the Company’s statement of operations.

RISK FACTORS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation that the use of our DNA testing services will grow as new applications evolve in family relationship, forensic, security and animal and agricultural markets;

•	our belief that we have the capability to compete as a testing services provider in the personalized medicine business;

•	our expectation that, with the increasing availability of genomic data derived from species other than human, improved characteristics in livestock or crops will be produced to protect humans against animal-borne diseases;

•	our belief that adoption of Statement 123R will result in material charges to the Company’s statement of operations;

•	our belief that our experience as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts;

•	our intention to develop and evaluate new technologies to enhance our laboratory processes, including instrumentation, automation and new testing methodologies;

•	our expectation that our instrumentation, automation and new testing methodologies will provide us with a competitively low cost of operation;

•	our anticipation that forensic DNA testing will grow based on legislation in the US and the UK, increased Federal funding in the US and the UK and improved utility of the growing CODIS database;

•	our anticipation that the US government will increase the use of DNA and the allocation of $1 billion over fiscal years 2005 to 2009 will come through;

•	our expectation to further expand the UK criminal DNA analysis business by pursuing additional contracts with other police agencies;

•	our anticipation of offering specialty testing services, such as Y chromosome STR analysis, mitochondrial DNA testing and SNP based testing upon individual customer request in a commercial format for use on highly degraded forensic evidence;

•	our expectation of aggressively pursuing a larger share of the private paternity market;

•	our expectation of new market opportunities for us in the European Union due to our success in the UK with scrapie;

•	our intention to focus our operations on providing services related to genetic uniqueness;

•	our belief that our continued ability to add to our customer base and retain our existing customers strengthens our top line and our ability to meet our financial objectives for 2005 and beyond;

•	our expectation that our existing cash on hand will be sufficient to fund our operations at least through March 31, 2006;

•	our anticipation that we do not need to raise additional capital in 2005;

•	our expectation of increased testing volumes for the foreseeable future;

•	our anticipation that, as a result of the strategic refocusing of our business, other revenues will not fluctuate significantly in the foreseeable future;

•	our expectation of continued decrease in costs of services as a percentage of service revenues as testing volumes increase;

•	our expectation that future incurred research and development charges will not be material;

•	our expectation not to experience any significant fluctuations in general and administrative expenses in the foreseeable future;

•	our belief that we may make investments in future acquisitions of complementary businesses or technologies;

•	our anticipation that a portion of our future growth may be accomplished either by acquiring or merger with existing businesses;

•	our belief that our future operating results will depend substantially upon our ability to overcome technological challenges, successfully introduce new technologies into our laboratories and to our customers;

•	our belief that the general concern over animal-borne pathogens entering the human food supply may continue to expand interest in food safety and this concern led to a new market opportunity;

•	our expectation that international sales may continue to represent a significant portion of our revenue;

•	our plan not to pay cash dividends in the foreseeable future based on our intention to retain earnings and to finance our growth; and

•	our expectation of future levels of revenues, expenses, operating income and cash expenditures.

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

We currently derive approximately 98% of our revenues from the paternity, forensic and animal and agricultural testing fields. These services are heavily dependent upon contracts we have with various governmental agencies, which are typically open to bid and usually have a term from one to three years. The process and criteria for these awards are typically complex and highly competitive, particularly with respect to price of services offered. We may not be able to maintain any of our existing governmental contracts or be the successful bidder on any additional governmental contracts, which may become available in the future, or negotiate terms acceptable to us in connection with any governmental contract awarded to us, which could adversely affect our results of operations and financial condition.

We currently receive more than 10% of our annual gross revenue through relationships with two customers.

In August of 2001, we entered into a three-year agreement with DEFRA to provide genotyping on sheep in order to test the animals for their susceptibility or resistance to scrapie, which agreement was renewed in June of 2004 for two years. These services were provided under an initiative called the National Scrapie Plan to provide genotyping services in the hopes of aiding British farmers to breed sheep with reduced susceptibility to scrapie. Under the agreement, we received income during 2004 that was approximately 9% of our total annual revenues. We also signed a five-year agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. It is by virtue of our relationship with FAL that we have been able to increase our revenues based on forensic testing such that the income we received was approximately 21% of our gross revenues for the fiscal year ended December 31, 2004. If this agreement is not renewed, it could have a material impact on the financial condition of our business. Together, these two agreements constituted 73% of international revenues for the fiscal year ended December 31, 2004, and 30% of our total revenues for the fiscal year ended December 31, 2004.

We cannot guarantee the receipt of revenue from our government contracts.

We regularly compete in an open bid forum in order to secure or renew contracts with various law enforcement and governmental agencies for the provision of DNA-based testing services. While many times a contract award may have limits that may be paid out under the contract (as allowed by state or other approved funding), we are not always able to rely on a fixed amount of revenue based on services provided under the contract. For example, there may be a regulatory or other administrative basis beyond our control for which we do not receive the anticipated number of samples to be tested under a contract, which may have an adverse outcome on services billed or revenue received during a given fiscal period. Also, many contracts with governmental agencies allow for the agency to terminate a contract at any time if funding is not available to pay for our services.

Our failure to comply with applicable government and industry regulations or to maintain accreditations may affect our ability to develop, produce or market our potential products and services and may adversely affect our results of operations.

All of our laboratories maintain industry accreditations as they pertain to the provision of both paternity and forensic testing both in the US and the UK, and voluntary accreditation by the New York State Department of Health. In addition, our UK laboratory must maintain ISO 17025 accreditation in order to continue to provide forensic testing services. We cannot assure you that we will be able to maintain our accreditations with any of these agencies as applicable to the provision of testing services. If we lose our accreditation by any of these agencies, this could adversely affect our existing contracts which, in many cases, require that we maintain accreditation, and could adversely affect our ability to enter into new contracts. As a result, our revenues could be eliminated or significantly reduced.

Our development and testing activities also involve the controlled use of hazardous materials. We are subject to laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products, as well as the conveyance, processing, and storage of biological specimens. If we were in violation of any laws or regulations pertaining to the handling or use of hazardous materials, the remediation costs could be high and could have an adverse effect on our business and financial results.

International sales are subject to increased costs and other risks, which could affect our revenues.

Our business includes international sales which are subject to certain inherent risks, including difficulties in collecting accounts receivable, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, currency fluctuations as they impact reported results, changes in regulatory requirements, and difficulties in enforcement of contractual obligations and intellectual property rights. During 2004, we derived 42% of our revenues from international sales.

In December of 2002, we instituted a lawsuit against a customer of our then Diagnostics business unit, DKMS which operates out of Dresden, Germany. DKMS had accumulated a significant past due receivable account for diagnostic services that we provided to them. However, the parties reached a settlement of this dispute, and the matter was dismissed from the court in September 2004. Other than the foregoing, no risks associated with international sales have adversely affected our business.

We had an accumulated deficit of $296.3 million as of December 31, 2004. If we fail to reach profitability and need to acquire additional capital to fund our current and future operating plans or obtain it on unfavorable terms, then we may have to take further cost-cutting measures to our operations.

We have expended significant resources developing our facilities and funding commercialization activities. As a result, we have incurred significant losses to date. We had net losses of approximately $8.8 million, $23.6 million and $80.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. We anticipate that our existing cash on hand will be sufficient to fund our operations at least through March 31, 2006. Our ability to reduce operating losses in 2004 was due in part, to our ability to divest non-core businesses which were not profitable, including our Life Sciences and Diagnostics business units. If we fail to reach cash flow self sufficiency, we may need to raise additional funds through the sale of equity or convertible debt or equity-linked securities or we may have to further review our existing operations to determine new measures of cost reduction, such as further consolidation of operational facilities and/or reductions in staff.

Fluctuations in our quarterly revenues and operating results may negatively impact our stock price.

Revenues and results of operations have fluctuated significantly in the past and fluctuations are likely to continue in the future due to a variety of factors, many of which are outside of our control. These factors include:

•	the timing of Federal funding for forensic DNA testing of backlog reductions through the NIJ;

•	our ability to secure new contractual relationships for paternity forensic and animal and agricultural testing or retain existing relationships upon contract expirations;

•	the volume and timing of testing samples received in our laboratories for testing services;

•	the number, timing and significance of new services introduced by our competitors;

•	our ability to develop, market and introduce new services on a timely basis;

•	changes in the cost, quality and availability of intellectual property and components required to perform our services;

•	availability of commercial and government funding to researchers who use our services; and

•	the inherent seasonality in our animal testing business during the winter months.

Fixed operating costs associated with our technologies and services, as well as personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. We cannot adjust these expenses quickly in the short term. If our testing volumes and related pricing decline due to market pressure, our revenues will decline and we may not able to reduce our operating expenses accordingly. Our loss of revenues and failure to reduce operating expenses could harm our operating results for a particular fiscal period. In addition, market and other conditions may require certain non-cash charges such as stock based compensation charges and other charges such as impairment charges related to long-lived assets and restructuring charges to be recorded by us in future periods. If our operating results in some quarters fail to meet the expectations of public market analysts or investors, the market price of our common stock is likely to fall.

Future acquisitions or mergers could disrupt our ongoing operations, increase our expenses and adversely affect our revenues.

Although we have no commitments or agreements with respect to any additional acquisitions or mergers at present, we anticipate that a portion of our future growth may be accomplished either by acquiring or merger with existing businesses. Factors that will affect the success of any potential acquisition or merger to be made by us include our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to motivate personnel and to retain customers of acquired or merged businesses. We may not be able to identify suitable acquisition or merger opportunities, obtain necessary financing for an acquisition on acceptable terms or successfully integrate acquired personnel and operations. While we have not experienced material disruption to our ongoing business, distraction to our management and employees as a result of past acquisitions, we may experience such disruptions or distractions in the future.

Our improvement of existing technologies and our ability to capture and develop future technologies to be utilized in our service offerings may not be commercially successful, which could adversely affect our revenues.

We are currently developing and commercializing a limited number of products and services based on our technologies in DNA testing of humans and animals. These services involve uses of products, software and technologies that require validation for commercial application, and we cannot assure you that we or our customers will be able to recognize a cost-effective, commercial benefit in using our technology. In addition, any assays we develop utilizing SNP analysis technology may not be useful in assisting in food safety testing. Only a limited number of companies have developed or commercialized products based on utilizing SNP technology to date. Accordingly, even if we or our customers are successful in developing effective assays utilizing SNP technology, we cannot assure you that these discoveries will lead to commercially successful service offerings. If we fail to successfully develop our SNP scoring technologies or any products and services based on such technologies, we may not achieve a competitive position in the market.

Our growth and future operating results will depend, in part, upon our ability to apply new technologies to automate and improve our DNA testing services to take advantage of new technologies. There can be no assurance that our development efforts will result in any additional commercially viable or successful improvements or efficiencies to our testing processes. Any potential improvements to the testing process may require substantial additional investment and possibly regulatory approvals, prior to implementation. Our inability to successfully develop improvements to our testing processes, increase efficiencies, or to achieve market acceptance of such improvements could have a material adverse effect on our business, financial condition and results of operations.

Our future sales and marketing efforts may not be successful in achieving our expected revenue growth.

We plan to continue to market our products and services to governments, corporations and private individuals. Our ability to successfully obtain new business, and where appropriate, enter into and maintain agreements with our customers, depends in part, on the quality and pricing of our products and services. If we are unable to successfully implement our marketing plans, fail to maintain or enhance the quality of our products and services, or offer attractive pricing for our products and services, this could have a material adverse effect on our expected revenue growth and financial condition.

We have adequate sales and marketing resources, but if our resources become limited, we may not achieve our expected revenue growth.

We have adequate resources in sales and marketing, but are subject to the possibility that our competitors may recruit our employees. As of December 31, 2004, we had only 25 employees dedicated to marketing and sales, none of whom have employment contracts with us. We do not maintain key man life insurance policies for any of these individuals. Our sales and marketing resources are used to market our services to governments, corporations and individuals. If we do not have adequate sales and marketing resources, this could have a material adverse effect on our expected revenue growth and financial condition.

We may be held liable for any inaccuracies associated with our services, which may require us to defend ourselves in costly litigation.

We provide forensic, paternity, and animal and agriculture testing services. Claims may be brought against us for false identification of paternity or other inaccuracies. Litigation of these claims in most cases is covered by our existing liability policies. However, we could expend significant funds during any litigation proceeding brought against us and litigation can be a distraction to management. If a court were to require us to pay damages to a plaintiff, if not covered by our existing insurance, the amount of such damages could significantly harm our financial condition, and even if insured, damages could exceed our insurance policy coverage limits. We currently maintain products liability insurance with a maximum coverage limitation of $13 million and general laboratory professional liability insurance with a coverage limitation of $10 million. We have been named a defendant in a number of minor suits where it has been alleged that we have either misreported results or the results of testing have been misinterpreted. None of the outcomes of these suits have had a material adverse effect on our business.

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

If we cannot enter into new development or licensing agreements, we may be unable to further enhance our service offerings.

Our strategy for developing and commercializing technologies and services based on our discoveries depends upon our ability to enter into development and licensing arrangements. Our ability to enter into advantageous licensing or development agreements will depend upon whether or not companies that have technology complimentary to ours are willing or able to enter into an agreement with us, and on our financial resources allocated to such investment. We also may have to rely on our collaborators and licensees or licensors for marketing of services, or distribution of products and services. If we are unable to enter into such development and licensing arrangements or implement our strategy to develop and commercialize additional products and services, it would have a material adverse effect on our results of operation and financial condition. If we enter into collaborations or licensing arrangements, we may be forced to relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable to us.

If our patent applications do not result in issued patents, our competitors may obtain rights to commercialize our discoveries, which would harm our competitive position.

Our success will depend, in part, on our ability to obtain patent protection on our proprietary technologies, products and services and to enforce such protection. We may not be able to obtain new patents for these products, methods or services. We also may not have the resources to aggressively protect and enforce existing patent protection. We may need to obtain a license from certain third parties with respect to any patent covering technologies or methodologies which we wish to incorporate into our service offerings, but we may not be able to acquire such licenses on terms acceptable to us, if at all.

Our success will depend partly on our ability to operate without misappropriating the intellectual property rights of others.

We may be sued for infringing, or may initiate litigation to determine that we are not infringing, on the intellectual property rights of others. Intellectual property litigation is costly, and could adversely affect our results of operations. If we do not prevail in any intellectual property litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity, or obtain a license to or design around the intellectual property in question. If we are unable to obtain a required license on acceptable terms, or are unable to practice non-infringing technologies or processes, we may be unable to sell some of our products and services, which would result in reduced revenues. We are named a defendant in a patent litigation matter. However, we believe we have the right to practice such technology by virtue of a third party agreement, and we are actively engaged in defending this litigation. Other than the foregoing, we are not aware that we are misappropriating the intellectual property rights of others.

The scope of our issued patents may not provide us with adequate protection of our intellectual property, which would harm our competitive position.

Any issued patents that cover our proprietary technologies may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent may be challenged with respect to its validity or its enforceability. The US Patent and Trademark Office (or a court of appropriate jurisdiction), or any one of a number foreign patent and trademark offices where we have pursued patent protection may invalidate one or more of our patents. In addition, third parties may have patents of their own which could, if asserted, prevent us from practicing our proprietary technologies, including the methods we use to conduct genotyping. If we are otherwise unable to practice our patented technologies, we may not be able to commercialize our technologies or services and our competitors could commercialize our technologies. We currently believe that there may be at least one company actively infringing our proprietary single base primer extension technology. However, we have not completed an analysis of this third party’s practices or of the practices of any other third parties and cannot form a conclusion at this time as to infringement.

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

To our knowledge, we have never been materially harmed by a breach under any of circumstances listed above. However, if for any of the above reasons our intellectual property is disclosed or misappropriated, it would harm both our ability to protect our rights and our competitive position. The pursuit of a remedy for such an alleged breach may cost substantially in terms of the time, effort and expenses of the company’s resources.

Risks Associated with Our Common Stock

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

The market prices for securities of companies quoted on The Nasdaq Stock Market, including our market price, have in the past been, and are likely to continue in the future to be, very volatile. Between January 1, 2003 and December 31, 2004, the closing price of our common stock (adjusted for our reverse stock split on March 31, 2004) ranged from a low of $1.65 to a high of $12.15. The Nasdaq Composite Index has significantly declined since our initial public offering in May 2000 and remains very volatile. The market price of our common stock has been, and likely will continue to be, subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

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

We cannot assure you that your investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market, which would adversely affect our business and financial operations.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents and short-term investments, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and the investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. We have a certain amount of long-term debt recorded on our books. The interest rates applicable to such debt are not variable with respect to market conditions.

Foreign Currency Risk

Our business derives a substantial portion of its sales from international operations. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has been favorable, though not material. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Orchid BioSciences, Inc.:

We have audited the accompanying consolidated balance sheets of Orchid BioSciences, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited consolidated financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orchid BioSciences, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Orchid BioSciences, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Princeton, New Jersey

March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Orchid BioSciences, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Orchid BioSciences, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orchid BioScience’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Orchid BioSciences, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Orchid BioSciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orchid BioSciences, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 31, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Princeton, New Jersey

March 31, 2005

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(In thousands, except share and per share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$12,112	$9,938
Short-term investments	18,374	—
Restricted cash	251	953
Accounts receivable, net	14,099	9,976
Inventory	1,358	1,172
Prepaids and other current assets	1,296	2,583
Assets of a business component held for sale	—	4,595

Total current assets	47,490	29,217
Fixed assets, net	9,977	11,071
Goodwill, net	2,789	2,686
Other intangibles, net	13,285	14,942
Restricted cash	1,736	1,113
Other assets	345	481

Total assets	$75,622	$59,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,603	$4,768
Accrued expenses	8,504	7,601
Income Tax Payable	1,982	2,451
Current portion of long-term debt	371	1,889
Deferred revenue	983	1,812
Liabilities of a business component held for sale	—	3,156

Total current liabilities	14,443	21,677
Long-term debt, less current portion	—	415
Accrued restructuring, less current portion	1,029	782
Other liabilities	1,900	1,592

Total liabilities	17,372	24,466
Redeemable Convertible Series A preferred stock; Designated 1,680 shares; $.001 per share par value; 1,675 shares issued; 0 and 503 shares outstanding as of December 31, 2004 and December 31, 2003, respectively; stated, minimum redemption and liquidation value of $5,025 as of December 31, 2003	—	3,897
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares designated; 1,680 shares of redeemable convertible Series A preferred stock, 1,675 shares issued and 0 and 503 shares outstanding as of December 31, 2004 and December 31, 2003, respectively (reported above)	—	—
Series A junior participating preferred stock, $.001 par value. Designated 1,000,000 shares; no shares issued or outstanding
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 24,033,000 and 16,717,000 at December 31, 2004 and December 31, 2003, respectively	24	16
Common stock, $0.001 par value. 20,000 shares to be issued as of December 31, 2003	—	149
Additional paid-in capital	351,590	317,055
Deferred compensation	—	(212)
Accumulated other comprehensive income	2,950	1,641
Accumulated deficit	(296,314)	(287,502)

Total stockholders’ equity	58,250	31,147

Total liabilities and stockholders’ equity	$75,622	$59,510

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2004, 2003 and 2002

(In thousands, except per share data)

	2004	2003	2002
Revenues:
Service revenues	60,970	49,140	44,597
Product revenues and access fees	$—	$—	$2,454
Other revenues	1,529	1,487	3,374

Total revenues	62,499	50,627	50,425

Operating expenses:
Cost of service revenues	34,963	29,014	25,957
Cost of product revenues and access fees (includes write-down of discontinued product inventory of $811 in 2002)	—	—	1,690
Research and development	1,632	3,215	21,006
Marketing and sales	7,041	6,087	8,701
General and administrative	22,360	23,495	32,967
Impairment of assets	393	837	20,771
Restructuring	1,130	76	6,880
Amortization of intangible assets	1,785	1,807	3,039

Total operating expenses	69,304	64,531	121,011

Operating loss	(6,805)	(13,904)	(70,586)
Other income (expense):
Interest income	243	88	536
Interest expense	(141)	(478)	(583)
Other income/(expense)	(205)	1,608	(117)
Loss on sale of assets	—	—	(921)

Total other income/(expense), net	(103)	1,218	(1,085)

Loss from continuing operations before income taxes	(6,908)	(12,686)	(71,671)
Income tax (expense)/benefit	(1,121)	(1,645)	577

Loss from continuing operations	(8,029)	(14,331)	(71,094)
Discontinued operations:
Loss from operations of a business held for sale	(783)	(9,237)	(9,003)

Net loss	(8,812)	(23,568)	(80,097)
Dividends to Series A preferred shareholders	(14)	(534)	—
Accretion of Series A preferred stock discount resulting from conversions	(1,129)	(2,645)	—
Beneficial conversion feature of redeemable Series A preferred stock	—	(744)	—

Net loss allocable to common stockholders	$(9,955)	$(27,491)	$(80,097)

Basic and diluted loss from continuing operations per share allocable to common stockholders	$(0.42)	$(1.42)	$(6.58)
Basic and diluted loss from discontinued operations per share	$(0.04)	$(0.72)	$(0.83)
Basic and diluted net loss per share allocable to common stockholders	$(0.46)	$(2.14)	$(7.42)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	21,828	12,831	10,800

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2004, 2003 and 2002

(In thousands)

	Common Stock		Common Stock to be issued	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2001:	9,236	$9	$—	$283,894	$(7,543)	$181	$(183,303)	$93,238
Comprehensive loss:
Net loss	—	—	—	—	—	—	(80,097)	(80,097)
Foreign currency translation adjustment	—	—	—	—	—	643	—	643
Unrealized loss on available-for-sale securities	—	—	—	—	—	(435)	—	(435)

Comprehensive loss	—	—	—	—	—	208	(80,097)	(79,889)
Issuance of common stock in connection with follow-on Offering, net	1,800	2	—	21,151	—	—	—	21,153
Issuance of common stock to acquire patents	101	—	—	493	—	—	—	493
Reversal of deferred compensation resulting from forfeitures and remeasurement of common stock options	—	—	—	(1,876)	1,876	—	—	—
Amortization of deferred compensation	—	—	—	—	3,362	—	—	3,362
Compensation expense for grant of common stock options to non-employees and common stock option modifications	—	—	—	179	—	—	—	179
Exercise of common stock options	11	—	—	69	—	—	—	69
Issuance of common stock warrants	—	—	—	88	—	—	—	88

Balance, December 31, 2002	11,148	11	—	303,998	(2,305)	389	(263,400)	38,693
Comprehensive loss:
Net loss	—	—	—	—	—	—	(23,568)	(23,568)
Foreign currency translation adjustment	—	—	—	—	—	1,252	—	1,252

Comprehensive loss	—	—	—	—	—	1,252	(23,568)	(22,316)
Warrants issued to placement agent as a financing fee	—	—	—	120	—	—	—	120
Warrants issued to third party broker as financing fee	—	—	—	133	—	—	—	133
Warrants issued to Series A Preferred shareholders	—	—	—	2,903	—	—	—	2,903
Issuance of common stock for conversion of Series A preferred stock	5,211	5	—	9,075	—	—	—	9,080
Issuance of common stock from exercise of warrants	85	—	—	206	—	—	—	206
Issuance of common stock from exercise of stock options	182	—	—	427	—	—	—	427
Issuance of common stock as dividends to Series A Preferred shareholders who converted	25	—	—	176	—	—	(176)	—
Dividends paid and payable in common stock to Series A Preferred Shareholders	34	—	149	209	—	—	(358)	—
Issuance of common stock from favorable settlement of restructuring obligation	21	—	—	148	—	—	—	148
Issuance of common stock for services	11	—	—	106	—	—	—	106
Compensation expense from modification of stock options	—	—	—	66	—	—	—	66
Amortization of deferred compensation	—	—	—	—	1,581	—	—	1,581
Reversal of deferred compensation for forfeitures	—	—	—	(512)	512	—	—	—

Balance at December 31, 2003	16,717	$16	$149	$317,055	$(212)	$1,641	$(287,502)	$31,147

Comprehensive loss:
Net loss	—	—	—	—	—	—	(8,812)	(8,812)
Foreign currency translation adjustment	—	—	—	—	—	1,168	—	1,168
Unrealized gain on available-for-sale securities	—	—	—	—	—	141	—	141

Comprehensive loss	—	—	—	—	—	1,309	(8,812)	(7,503)
Issuance of common stock from exercise of stock options	194	1	—	698	—	—	—	699
Issuance of common stock in private placement	3,158	3	—	26,105	—	—	—	26,108
Issuance of common stock for conversion of Series A preferred stock	2,234	2	—	3,895	—	—	—	3,897
Amortization of deferred compensation	—	—	—	—	212	—	—	212
Issuance of common stock from exercise of warrants	1,639	2	—	3,688	—	—	—	3,690
Issuance of common stock from cashless exercise of warrants	69	—	—	—	—	—	—	—
Dividends paid and payable in common stock to Series A preferred stockholders	22	—	(149)	149	—	—	—	—

Balance at December 31, 2004	24,033	$24	$—	$351,590	$—	$2,950	$(296,314)	$58,250

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(8,029)	$(14,331)	$(71,094)
Loss from discontinued operations	(783)	(9,237)	(9,003)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Cash provided by/(used in) discontinued operations	—	(619)	(2,430)
Deposit on sale of assets less costs incurred to sell	—	(80)	—
Noncash compensation expense	212	1,581	3,541
Depreciation and amortization	5,861	5,904	9,149
Favorable settlements of obligations	—	(1,746)	—
Non cash expense for warrants issued as a financing fee and modification of stock options	—	199	—
Impairment of discontinued assets	—	8,328	5,941
Impairment of assets	393	837	20,771
Bad debt expense	226	429	469
Loss of sale of assets	125	—	921
Bad debt expense from discontinued operations	—	—	2,427
Changes in assets and liabilities:
Accounts receivable	(4,349)	311	(114)
Inventory	(186)	(228)	896
Prepaids and other current assets	150	226	(125)
Other assets	(266)	147	835
Accounts payable	(2,165)	1,363	(455)
Accrued expenses, including restructuring	5,207	(175)	2,496
Deferred revenue	(829)	170	818
Income Taxes Payable	(469)	—	—
Other liabilities	308	(22)	—

Net cash used in operating activities	(4,594)	(6,943)	(34,957)

Cash flows from investing activities:
Capital expenditures	(3,442)	(2,485)	(2,935)
Decrease (Increase) in restricted cash	79	1,319	(3,385)
Proceeds from the sale of assets	196	—	1,077
Purchases of short-term investments	(18,355)	—	(11,198)
Maturities of short-term investments	—	—	28,394
Other investing activities	—	—	(140)

Net cash provided by/(used in) investing activities	(21,522)	(1,166)	11,813

Cash flows from financing activities:
Net proceeds from issuance of common stock	30,495	633	21,222
Net proceeds from issuance of redeemable convertible preferred stock	—	16,000	—
Proceeds from issuance of debt from line of credit	—	—	5,200
Repayment of debt from line of credit	(1,933)	(8,505)	(3,483)
Payments of patent obligation	(1,400)	(575)	(775)

Net cash provided by financing activities	27,162	7,553	22,164

Effect of foreign currency translation on cash and cash equivalents	1,128	509	219

Net (decrease)/increase in cash and cash equivalents	2,174	(47)	(761)
Cash and cash equivalents at beginning of period	9,938	9,985	10,746

Cash and cash equivalents at end of period	$12,112	$9,938	$9,985

Supplemental disclosure of noncash financing and investing activities:
Changes in deferred compensation for grant, forfeiture and remeasurement of common stock options	$—	$512	$(1,876)
Issuance of common stock for conversion of the redeemable preferred stock	3,897	—	—
Issuance of common stock warrants to investors of the redeemable preferred stock	—	2,903	—
Issuance of units of redeemable preferred stock to placement agent as a financing fee	—	750	—
Issuance of common stock warrants to placement agent of the redeemable preferred stock	—	120	—
Beneficial settlements of purchase accounting obligations	—	524	—
Beneficial conversion feature of redeemable preferred stock	—	744	—
Dividends to Series A Preferred Shareholders issued or issuable in common stock	(14)	534	—
Accretion of Series A Preferred Stock discount resulting from conversions and probable redemption	(1,129)	2,645	—
Issuance of common stock for services	—	107	—
Fair value of guarantee of assets held for sale	—	1,148	—
Issuance of note payable for acquisition of patent	—	—	1,500
Issuance of common stock for patent	—	—	285
Incremental Lifecodes liability recorded as incremental goodwill	—	—	525
Debt assumed by buyer in sale of assets	—	—	572
Warrants issued in connection with line of credit	—	—	88
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	141	$366	$562
Cash paid during the year for taxes	2,447	$856	$—

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

The Company reported operating income during the third and fourth quarters of 2004 of $0.2 million and $0.6 million, respectively. Prior to the third quarter of 2004, the Company had not reported operating income, and prior to the second quarter of 2004 the Company had never reported positive cash flow from operations. There is no assurance that operating income can be sustained, or that positive cash flows can be achieved for any other periods or, if achieved, could be sustained on a continuing basis. The Company’s accumulated deficit aggregated $296.3 million at December 31, 2004. The Company expects that its existing cash on hand, cash equivalents and short-term investments will be sufficient to fund the Company’s operations at least through March 31, 2006. On February 27, 2004, the Company consummated a common stock private equity financing with gross proceeds of $30.3 million (net amount of $26.1 million, after fees paid to investment bankers and other expenses of the financing).

On January 8, 2004, the Company sent formal notice to holders of its Series A convertible preferred stock calling for the redemption of all outstanding Series A redeemable convertible preferred stock no later than February 6, 2004. All holders of Series A convertible preferred stock converted their shares to common stock prior to the redemption date.

In January 2004, the Company completed the sale of its Diagnostics business to Tepnel Life Sciences, plc (Tepnel) for approximately $3.5 million in cash, of which $0.5 million was held in escrow, subject to certain post-closing adjustments. The Company and Tepnel selected a neutral third party auditor to determine the final sale amount based on the provisions of the sale agreement, and the neutral auditor completed its assessment during the second quarter 2004. The Company accrued for the amount attributable to the final sale amount based on the neutral auditor assessment and included those charges in the loss from discontinued operations for the six months ended June 30, 2004. During the third quarter of 2004, the Company and Tepnel reached a final settlement. The settlement included the release of the existing escrow to Tepnel and an additional cash payment by the Company to Tepnel in the amount of approximately $0.4 million. The total cash settlement was less than the neutral auditor assessment, and as a result, the Company recorded income from discontinued operations during the three months ended September 30, 2004. At December 31, 2004, the loss from discontinued operations also included an adjustment recorded in the fourth quarter in connection with a separate shared services agreement between the two parties. The Company believes that as of December 31, 2004, there are no further obligations related to this settlement or the shared services agreement, and the Company has included all amounts in the income (loss) from discontinued operations for the year ended December 31, 2004.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(b) Consolidated Financial Statements

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in US financial institutions and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company also maintains $2.0 million of restricted cash as of December 31, 2004 (See Note 10).

(d) Short-Term Investments

Short-term investments consist of commercial paper, auction rate securities and certificates of deposit with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its short-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices at December 31, 2004. Cost is determined on a specific identification basis.

A decline in market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. Auction rate securities consist of various preferred share investments currently held with an investment advisor. At December 31, 2004 cost approximates market value for such securities and the related maturities are considered to extend beyond December 31, 2005. The Company disposed of all such securities during the first quarter of 2005.

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

(g) Business Combinations, Goodwill and Intangible Assets

On July 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations (SFAS 141), and on January 1, 2002 fully adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. In accordance with SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually.

Goodwill represents the excess purchase price over fair value of net assets acquired in a business combination. Intangible assets acquired as a result of a business combination are recorded at their fair value at

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

the acquisition date. Intangible assets acquired individually are recorded at their acquisition cost. Prior to the full adoption of SFAS 142, goodwill was amortized like other intangible assets. Other intangible assets are amortized on a straight-line basis over their estimated useful lives.

(h) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and the accounting and reporting provisions of Accounting Principals Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment (as previously defined in that Opinion). In accordance with SFAS 144, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

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

(j) Revenue Recognition

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Prior to 2003, the Company had several sources of revenues, including research and development collaborations, SNP scoring services, SNP stream system hardware sales, consumable sales, and license arrangements. As described in Note 9, the Company has discontinued operations related to these products.

Prior to the acquisitions of GeneScreen, Cellmark, and Lifecodes, the Company derived substantially all of its revenues from research and development collaborations, technology grants and awards from several governmental agencies. In 1999, the Company derived their first revenues from the placement of the Company’s first commercial hardware system, and through 2002, the Company derived revenues from the sale of consumables used by the hardware system. As a result of the sale of certain assets to Beckman Coulter, Inc. (BCI) in December of 2002, the Company no longer has revenues from placements of these products and consumables. Revenues from the sale of consumables were recognized upon the transfer of title, generally when the products were shipped to the customers from the Company’s facilities.

(k) Research and Development

Costs incurred for research and product development, including salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, and other expenses in 2002 which related to the design, development, testing and enhancement of our products, are expensed as incurred. In addition, the Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements. Costs incurred in obtaining technology licenses and development of software is charged to research and development expense if the technology licensed or the software has not reached technological feasibility.

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

Had the Company determined compensation cost for options based on the fair value method for 2004, 2003 and 2002 for its stock options under SFAS 123, the Company’s net loss allocable to common stockholders and

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended December 31
	2004	2003	2002
Net loss allocable to common stockholders:
As reported	$(9,955)	$(27,491)	$(80,097)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	212	1,581	3,681
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,299)	(2,580)	(6,769)
Pro forma under SFAS 123	$(11,042)	$(28,490)	$(83,185)
Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.46)	$(2.14)	$(7.42)
Pro forma under SFAS 123	$(0.51)	$(2.22)	$(7.70)

The fair market value of stock options is estimated on the grant date using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model:

	2004	2003	2002
Risk-free interest rate	4.75	4.75	4.85
Volatility	86	90	90
Expected option life	5.0 years	5.0 years	5.5 years
Expected dividend yield	—	—	—

(m) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(n) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values because of the short maturity of these instruments. The interest rates on long-term debt and capital leases approximate rates for similar types of borrowing arrangements at December 31, 2004 and 2003, and therefore, the fair value of the long-term debt and capital leases approximate the carrying value at December 31, 2004 and 2003.

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

For the year ended December 31, 2004, the Company has reflected $1.1 million relating to dividends and the accretion of Series A preferred stock discount and for the year ended December 31, 2003, the Company recorded $3.2 million relating to the dividends and accretion of Series A preferred stock discount, in addition to $0.7 million as a beneficial conversion feature in the net loss allocable to common stockholders as result of the Series A Convertible Preferred Stock sold in March 2003.

(p) Reverse Stock Split

On March 25, 2004, the Company’s Board of Directors approved a reverse stock split of 1-for-5. All amounts presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

(q) Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123R, Share-Based Payment (Statement 123R), to be effective for interim or annual periods beginning after June 15, 2005, thereby becoming effective for the Company in the third quarter of 2005. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transaction method or the modified retrospective method. The company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption. The adoption of statement 123R will result in material charges to the Company’s statement of operations.

(r) Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Accounts Receivable and Credit Risks

Accounts receivable are comprised of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Billed trade receivables	$14,803	$9,732
Unbilled trade receivables	518	1,380

	15,321	11,112
Less allowance for doubtful accounts	(1,222)	(1,136)

Accounts receivable, net	$14,099	$9,976

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

(3) Inventory

Inventory is comprised of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Raw materials	$931	$941
Work in progress	394	231
Finished goods	33	—

	$1,358	$1,172

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping and to manufacture consumables. Work in progress consists mainly of case work not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

(4) Fixed Assets

Fixed assets are comprised of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Laboratory equipment	$17,152	$14,352
Computers and software	5,421	4,885
Furniture and fixtures	987	994
Leasehold improvements	3,200	2,888

	26,760	23,119
Less accumulated depreciation	(16,783)	(12,048)

	$9,977	$11,071

During the years ended December 31, 2004 and 2003, the Company recorded impairment charges of approximately $0.4 million and approximately $0.8 million, respectively (see note 6). In 2003, the Company also disposed of approximately $3.5 million of fully depreciated and/or assets which were previously impaired.

(5) Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at December 31, 2004 and 2003 (in thousands):

	2004			2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Base technology	$5,980	$(2,477)	$3,503	$5,980	$(1,999)	$3,981
Customer list	5,040	(2,142)	2,898	5,040	(1,732)	3,308
Trademark/tradename	3,946	(1,276)	2,670	3,946	(969)	2,977
Patents and know-how	4,895	(922)	3,973	4,895	(549)	4,346
Other	743	(478)	265	743	(413)	330
Foreign Currency Translation	—	(24)	(24)	—	—	—

Totals	$20,604	$(7,319)	$13,285	$20,604	$(5,662)	$14,942

The Company has estimated the following useful lives as it relates to intangible assets acquired in connection with the 2001 acquisition of Lifecodes as follows:

Useful life
Trademark/tradename	10
Patents and know-how	12
Developed technology	10
Other intangibles	3

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

The weighted average useful life for these Lifecodes intangible assets is approximately 9.43 years.

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows (in thousands):

2005	1,699
2006	1,699
2007	1,699
2008	1,699
2009	1,699

The following table sets forth the activity during the years ended December 31, 2004 and 2003 as it relates to goodwill (in thousands):

	Gross	Accumulated amortization	Net
Balance as of December 31, 2002	3,532	(460)	3,072
Less: Favorable settlement of certain liabilities assumed in the Lifecodes acquisition (Note 3)	(524)	—	(524)
Other (primarily the effect of foreign currency translation)	138	—	138

Balance as of December 31, 2003	$3,146	$(460)	$2,686
Other (primarily the effect of foreign currency translation)	103	—	103

Balance as of December 31, 2004	$3,249	$(460)	$2,789

Upon full adoption of SFAS 142 in 2002, the Company was required to perform an assessment as of January 1, 2002 of whether goodwill was impaired at the date of adoption. The Company performed this assessment and determined that goodwill was not impaired. The Company also performed an annual assessment of goodwill as required under the provisions of SFAS 142 in 2002, 2003 and 2004 and concluded that goodwill was not impaired.

(6) Impairment of Assets

During the year ended December 31, 2004, the Company continued to strategically realign its business. The Company is currently in the process of evaluating potential future market segments and growth strategies for this initiative. In connection with this evaluation, the Company impaired various fixed assets primarily laboratory equipment for approximately $0.4 million.

During the year ended December 31, 2003, the Company decided to strategically realign its GeneShield business unit and the Company evaluated potential future market segments and commercialization strategies for this initiative. In connection with this decision, the Company terminated most of its GeneShield employees, most of whom were located in the Company’s Arlington, Virginia facility. As a result of this decision, the Company impaired various fixed assets including office and computer equipment, furniture and fixtures and software for approximately $0.8 million.

During the year ended December 31, 2002, the Company recorded an impairment charge related to fixed assets, investments and intangible assets of approximately $20.8 million. The Company determined that as a

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

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

(7) Restructuring

During the year ended December 31, 2004, the Company recognized an additional $1.1 million in restructuring charges related to one of the Company’s former operating facilities in Princeton, New Jersey. The additional charge was a result of a change in management’s estimate as to when this facility is expected to be subleased and the estimated discount associated with such a sublease arrangement.

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

During the year ended December 31, 2003, the Company recognized an additional $0.7 million in restructuring charges. As a result of the realignment of the Company’s GeneShield business unit (see note 6), the Company recorded approximately $0.4 million of severance, legal and facility related charges in the restructuring. The Company also recognized approximately $0.1 million as a restructuring expense associated with its former chief financial officer, a portion of which is related to the modification of the terms of previously issued options to purchase common stock. During 2003, the Company also shut down a customer service facility located in California and recorded approximately $0.2 million of facility shut down and severance costs.

During the year ended December 31, 2002, the Company formalized and announced a plan to restructure certain operations of the Company in order to reduce costs. As a result, over 135 positions, which cover certain

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

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

As of December 31, 2004 and December 31, 2003, the Company has $1.8 million and $2.0 million, respectively, in restructuring accruals outstanding of which approximately $1.0 million and approximately $0.8 million, respectively, is classified as a long-term liability. The most significant remaining liability relates to severance and facility obligations.

A summary of the restructuring charges is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2002	1,440	2,846	4,286
Additional reserve recorded in 2003	370	291	661
Cash payments in 2003	(912)	(1,329)	(2,241)
Non-cash reductions	(429)	(243)	(672)

Restructuring liability as of December 31, 2003	$469	$1,565	$2,034
Additional reserve recorded in 2004	—	1,184	1,184
Cash payments in 2004	(404)	(911)	(1,315)
Other including non-cash reductions related to workforce	(65)	11	(54)

Restructuring liability as of December 31, 2004	$—	$1,849	$1,849

(8) Sale of assets

On December 19, 2002, the Company sold its Life Sciences instrumentation business and related assets to BCI for cash of approximately $1.1 million and the assumption of certain liabilities. The Company’s decision to sell this product line was the culmination of a strategic review undertaken by management of the Company. The Company sold inventory, which consisted of the Company’s ultra-high throughput platform and certain equipment that was needed to operate and maintain the Company’s customer base. The Company is also entitled to receive incremental consideration from the sale upon the buyers’ completion of the next version of the ultra-high throughput system, which occurred late in 2003. The Company also entered into a supply agreement with BCI for the supply of components necessary for its paternity testing business, which agreement was amended in December 2003. Under the amended terms of a supply agreement with BCI, the Company is committed to purchase from BCI a minimum amount of materials and supplies in the amount of $0.6 million during 2003, $0.7 million during 2004 and $1.3 million during 2005. If BCI fails to provide the Company with such materials and supplies meeting the specifications under the supply agreement on three consecutive purchase orders or five purchase orders in any 12-month period, the Company has the right to terminate the supply agreement without further payments. In accordance with the agreement, on May 18, 2004, the Company informed BCI it had terminated the agreement, as BCI has been unable to supply the Company with materials and supplies that meet the required specifications. BCI believes that they are not in breach of the agreement, and that the Company remains committed to its minimum purchase obligations. The Company believes it has no existing liabilities owed to BCI relating to any minimum purchase arrangements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

The Company recorded a loss on the sale of these assets of approximately $0.9 million, which has been reflected in other loss in the accompanying consolidated statement of operations for the year ended December 31, 2002.

(9) Discontinued Operations

During the year ended December 31, 2002, the Company made the decision to sell the Diagnostics business unit. This decision was made after an internal evaluation of the strategic direction of the Company was performed. The Company decided to focus its efforts on the service businesses where it offers paternity, forensic and animal and agricultural testing.

During 2002, based upon the commitment to sell the Diagnostics business unit, the Company determined that a triggering event occurred for which management was required to evaluate the recoverability of long-lived assets. As a result of this evaluation, the Company recorded an impairment charge of approximately $5.9 million (of which approximately $1.0 million related to goodwill) based on the amount by which the carrying value of the Diagnostics business exceeded the estimated fair value. Throughout 2003, the Company obtained additional information with respect to the estimated value of its business, which was held for sale. Based on this additional information, the Company determined that subsequent evaluations of the long-lived assets of the discontinued business were required. Based on these evaluations, the Company recorded additional impairment charges which totaled approximately $8.3 million related to intangible and fixed assets of that business, and which has been reflected in the loss of the discontinued business.

On January 21, 2004, pursuant to the terms of an Asset Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes, Tepnel, Tepnel North America Corporation, a wholly-owned subsidiary of Tepnel, and Tepnel Lifecodes Corporation, a wholly-owned subsidiary of Tepnel North America Corporation, as amended (the US Purchase Agreement), a Business Purchase Agreement dated as of October 30, 2003 among the Company, Orchid BioSciences Europe Limited, a wholly-owned subsidiary of the Company, Tepnel and Tepnel Diagnostics Limited, a wholly-owned subsidiary of Tepnel, as amended (the UK Purchase Agreement), and a Share Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes, Tepnel and Tepnel Diagnostics Limited, as amended (the Belgian Purchase Agreement), Tepnel completed its acquisition of certain assets and liabilities of the Company’s Diagnostics business unit. The aggregate purchase price was $3.5 million in cash, of which $0.5 million was held in escrow, subject to certain post-closing adjustments. The Company and Tepnel selected a neutral third party auditor to determine the final sale amount based on the provisions of the sale agreement, and the neutral auditor completed its assessment during the second quarter of 2004. The Company accrued for the amount attributable to the final sale amount based on the neutral auditor assessment and included those charges in the loss from discontinued operations for the six months ended June 30, 2004. During the third quarter of 2004, the Company and Tepnel reached a final settlement. The settlement included the release of the existing escrow to Tepnel, and an additional cash payment by the Company to Tepnel in the amount of approximately $0.4 million. The total cash settlement was less than the neutral auditor assessment, and as a result, the Company recorded income from discontinued operations during the three months ended September 30, 2004. At December 31, 2004, the loss from discontinued operations also included an adjustment recorded in the fourth quarter in connection with a separate shared services agreement between the two parties. The Company believes that as of December 31, 2004, there are no further obligations related to this settlement or the shared services agreement, and the Company has included all amounts in the income (loss) from discontinued operations for the year ended December 31, 2004.

The Company reflected the net realizable value of its Diagnostic business unit’s assets and liabilities in its consolidated balance sheet as of December 31, 2003. The net realizable value has been calculated at the expected

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

proceeds from the sale less the estimated costs to sell. In connection with the sale of these assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which lease was assigned to Tepnel. The Company also reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities, which is included in other long term liabilities in the accompanying consolidated balance sheet as of December 31, 2004 and December 31, 2003 accordingly. See note 10 for further discussion of this matter.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of the Diagnostics business held for sale in the results from continuing operations. The results of operations for this business unit held for sale has been reflected in discontinued operations. The losses from discontinued operations for the year ended December 31, 2004, 2003 and 2002, respectively, consists of the following (in thousands):

	2004	2003	2002
Revenues	$508	$10,501	$13,972
Costs of products and services revenues	616	7,007	8,617

Gross margin	(108)	3,494	5,355
Research and development	122	1,548	1,113
Selling and marketing	126	2,141	1,746
General and administrative	151	902	2,057
Bad debt expense	—	—	2,427
Impairment of assets	—	8,328	5,941
Amortization of intangible assets	—	—	931

Operating loss	(507)	(9,425)	(8,860)
Other income (expenses)	(276)	188	(143)

Net loss	$(783)	$(9,237)	$(9,003)

The assets and liabilities of the business held for sale has been reflected as such in the consolidated balance sheet as of December 31, 2003. As the Company completed the sale of this business in January 2004, all of the assets and liabilities as of December 31, 2003 have been reflected as current. The components of these assets and liabilities are as follows (in thousands):

Accounts receivable	$1,795
Inventory	2,621
Other current assets	179

Current assets	4,595
Fixed assets	—
Intangible assets	—

Total assets	4,595
Accounts payable and accrued expenses	3,156
Other liabilities	—

Net assets	$1,439

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(10) Debt

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

In December 1998, the Company entered into a $6.0 million equipment loan line, which is secured by the purchased equipment whose availability expired in 1999. In December 2000, the Company amended the loan line and established a new borrowing base of $8.0 million. As of December 31, 2004 and December 31, 2003, the Company does not have the ability to draw down on the loan line due to the expiration of the loan line in December 2001. At December 31, 2004 and December 31, 2003, the Company had approximately $0.4 million and approximately $2.3 million outstanding under this arrangement, respectively. If the Company did not maintain minimum unrestricted cash, as defined in the agreement, equal to the greater of $35.0 million or twelve month’s cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four), the Company was required to provide a cash security deposit or letter of credit equal to an amount defined in the agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. The Company was also required to provide a cash security deposit or obtain a letter of credit equal to approximately $2.2 million plus 50% of any future draw amount no later than June 30, 2001, unless the Company completed a follow-on equity offering of at least $50.0 million in net unrestricted proceeds. During 2001, the Company did complete a follow-on offering. However, the net unrestricted proceeds from this offering of $33.2 million were less than the minimum amount required under the loan line. The Company has received written notice from the lender stating that the lender waived the requirement of a pledge of cash security deposit or letter of credit under this agreement. In addition, subsequent to June 30, 2002, the Company did not maintain the minimum unrestricted cash as defined in the Agreement. The Company has also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter of credit under this agreement for the period of non-compliance through June 19, 2002. On June 19, 2002, the Company obtained a letter of credit in the amount of approximately $2.7 million as required by the amended line of credit, which was supported by a cash restriction on certain securities held by the Company.

During 2003, the Company’s required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because the Company continued to pay down its monthly obligation in accordance with the original terms of the loan line. The restricted cash amount related to this agreement has been reduced accordingly as of December 31, 2004 to approximately $0.2 million. This cash restriction, in addition to cash restricted under two of the Company’s operating leases, and one government contract is reflected as restricted cash in the consolidated balance sheet as of December 31, 2004 and December 31, 2003 of $2.0 million and $2.1 million, respectively, of which approximately $1.8 million and $1.1 million, respectively were classified as a long term asset. In May 2004, the Company obtained a letter of credit in the amount of approximately $0.8 million as required by a line of credit it entered into as required by the terms of a new government contract.

All borrowings under the equipment loan line are to be repaid in monthly principal installments plus interest over 48 months from the date of funding, with the final 15% of the original principal amount due in a balloon payment at the end of loan term. At December 31, 2004, annual interest rates on the seven draws range from 9.16% to 11.66%. During 1999, in connection with this arrangement, 4,178 warrants to purchase common stock

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

were granted at the time of the borrowings with exercise prices, which ranged from $22.50 to $61.25 per share. The fair value of these warrants of approximately $0.1 million, as determined using a Black-Scholes option pricing model, was recorded as debt issuance costs and is being amortized over the term of the debt.

Long-term debt is comprised of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Line of credit	$—	$—
Equipment loan line secured by purchased equipment	359	2,238
Capital lease obligations (see Note 19) and other long-term debt	12	66

	371	2,304
Less current portion	371	1,889

Long-term debt, less current portion*	$—	$415

*	All of the 2004 amount due in 2005

(11) Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Employee compensation	$1,720	$247
Current portion of patent obligations	150	694
Royalties on licensed technology	746	1,003
Restructuring, current portion	819	1,251
Professional fees	2,136	1,435
Acquisition and divestiture related liabilities	—	1,000
VAT and other taxes	2,133	1,461
Other	800	510

	$8,504	$7,601

(12) Income Taxes

The provision for income taxes is based on income (loss) from continuing operations before income taxes reported for financial statement purposes. The components are as follows:

	Year ended December 31,
	2004	2003	2002
United States	$(13,216)	(18,731)	(73,470)
Foreign	6,308	6,045	1,799

Income (loss) from continuing operations before income taxes	$(6,908)	(12,686)	(71,671)

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

The components of income tax expense/(benefit) are summarized as follows:

	Year ended December 31,
	2004	2003	2002
Current tax expense:
State tax benefit	$(729)	(341)	(1,450)
Foreign tax	1,993	2,073	873

Total current expense	1,264	1,732	(577)
Deferred foreign tax benefit	(143)	(87)	—

Income tax expense (benefit)	$1,121	1,645	(577)

During 2004, the Company recognized a tax benefit of approximately $0.7 million from the sale of its New Jersey state net operating loss carryforward. In addition, the Company recognized a current foreign tax expense of approximately $2.0 million and deferred foreign tax benefit of approximately $0.1 million in 2004 as it relates primarily to its business in the UK as that business is profitable for tax purposes in that jurisdiction.

During 2003, the Company recognized a tax benefit of approximately $0.3 million from the sale of its New Jersey state net operating loss carryforwards. In addition, the Company recognized a current foreign tax expense of approximately $2.0 million and deferred foreign tax benefit of approximately $0.1 million in 2003 as it relates to its business in the UK as that business is profitable for tax purposes in that jurisdiction.

During 2002, the Company recognized a tax benefit of approximately $1.5 million from the sale of its New Jersey state net operating loss carryforwards. In addition, the Company recognized state tax expense of less than $0.1 million in 2002 as a result of recent legislation in New Jersey, which enacted an alternative minimum assessment tax on companies doing business in the state of New Jersey. Furthermore, the Company recognized a current foreign tax expense of $0.9 million in 2002 as it relates to its business in the UK as that business is profitable for tax purposes in that jurisdiction.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2004 are presented below:

	2004	2003
Deferred tax assets:
Bad debt allowance	$464	$1,609
Inventory reserve	8	198
Deferred compensation	2,241	4,976
Deferred revenue	266	539
Net operating loss carryforwards	97,453	87,750
Research and development credits	2,074	2,074
Accrued restructuring expenses	813	895
Accrued expenses	1,435	1,263
Amortization and depreciation	2,857	4,234
Investments	770	770

Total gross deferred tax assets	108,380	104,308
Less valuation allowance	(106,833)	(106,630)

Net deferred tax assets	1,547	2,322
Deferred tax liabilities:
Intangible assets	(1,547)	(2,322)

Net deferred taxes	$—	$—

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

At December 31, 2004 and 2003, valuation allowances of approximately $106.8 million and approximately $106.6 million, respectively, have been recognized to offset the net deferred tax assets, as realization of these assets is uncertain. The net change in the valuation allowance for 2004 and 2003 approximately $11.8 million and approximately $0.2 million, respectively, related primarily to additional net operating losses incurred by the Company.

At December 31, 2004, and 2003, the company’s deferred tax asset related to its foreign operations totaled approximately $0.2 million and approximately $0.1 million, respectively. The deferred tax asset is primarily related to depreciable assets. Although it is not assured, the Company believes it is more likely than not that all of its deferred tax assets related to its foreign operations will be realized.

As of December 31, 2004, the Company has approximately $227.0 million of Federal and approximately $196.0 million of state net operating loss (NOL) carryforwards available to offset future taxable income. The Federal and state NOL carryforwards will begin expiring in 2005 and 2007, respectively, if not utilized. At December 31, 2004, the Company had research and development credit carryforwards for Federal and state tax purposes of approximately $2.1 million, which will begin expiring in 2022 and 2009, respectively. As a result of the Company’s acquisitions of GeneScreen and Lifecodes, the Company acquired Federal NOL’s of approximately $4.5 million and approximately $1.7 million, respectively. In the event that the Company becomes profitable in the future and is able to utilize these NOL’s, these acquired NOL carryforwards will not be reflected as income tax benefits in the results of operations, but as a reduction of intangible assets and goodwill related to these acquisitions. The Company also may receive tax benefits in the future relating to stock option deductions that will not be reflected in the results of operations.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of NOL carryforwards and research and development credits (following certain ownership changes, as defined by the Act) which could significantly limit the Company’s ability to utilize these carryforwards and research and development credits. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, the Company’s ability to utilize the aforementioned Federal carryforwards will be limited. The Company is in the process of determining if ownership changes, as defined by the Act, have occurred. Additionally, because US tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for Federal income tax purposes.

The Company recorded income tax expense of approximately $1.1 million and $1.6 million in 2004 and 2003, respectively, and a tax benefit of approximately $0.6 million in 2002. The principal reasons for a difference between the expected Federal income tax expense and the actual recorded tax expense is tax expense of approximately $1.9 million, $2.1 million, and $0.9 million in 2004, 2003 and 2002, respectively, related to the Company’s profitable foreign operations. The Company was also not able to utilize tax benefits relating to net operating losses created in 2002 through 2004, as it is unlikely that such tax benefits will be realized in the foreseeable future. Accordingly, the Company increased its valuation allowance for such benefits. Additionally, the Company sold certain state net operating losses in accordance with the State of New Jersey’s Corporation Business Tax Benefit Certificate Program and generated benefits of approximately $0.5 million, $0.2 million and $1.0 million for 2004, 2003 and 2002, respectively.

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

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

During January 2002, the Company completed the sale of approximately $11.0 million of its New Jersey tax loss carryforwards and received approximately $0.9 million, which was recorded as an income tax benefit. During December 2002, the Company completed the sale of approximately an additional approximately $7.4 million of its New Jersey tax loss carryforwards and received approximately $0.6 million, which was recorded as an income tax benefit.

During 2003, the Company completed the sale of approximately $4.6 million of its New Jersey tax loss carryforwards and received approximately $0.3 million, which was recorded as an income tax benefit.

During 2004, the Company completed the sale of approximately $9.8 million of its New Jersey tax loss carryforwards and received approximately $0.7 million, which was recorded as an income tax benefit.

(13) Segment Information

From its inception in 1995, Orchid has engaged in several different technologies and businesses that the Company has since elected to exit. On December 19, 2002, the Company sold its Life Sciences instrumentation business and related assets to BCI, and during the year ended December 31, 2002, the Company made the decision to sell the Diagnostics business unit. In January 2004, the Company completed the sale of certain assets related to its Diagnostics products and services to Tepnel. After the Company exited these businesses in 2002, the Company determined that it operated its business under one segment, the development and delivery of genetic testing services, or genotyping, that generates information related to genetic susceptibility, uniqueness, or the genetic variability that distinguishes one organism from another.

Prior to 2003, the Company had historically operated in two segments, Identity Genomics and Life Sciences, each of which represented activities of strategic businesses that were historically managed separately because each business provided distinct products and services. The LifeSciences segment marketed and sold equipment and consumables for SNP scoring and other genetic analyses, whereas the IdentityGenomics segment included genotyping services and DNA laboratory analysis for paternity, forensic and transplantation testing and SNP scoring services. During 2002, the Company continued to market and sell these products and provide these services to its customers. However, in early 2002, the Company completed an internal process of realigning its business into four business units.

As discussed in note 9, the Company committed to sell its Diagnostics business unit during 2002. As a result of this decision, the segment information in 2003 for the Diagnostics business unit has been excluded below. Note 9 depicts the operations of that business which is reflected as discontinued operations and the assets and liabilities of that business unit were considered as “held for sale” during 2003. The chief operating decision maker of the Company measures segment profit/(loss) using operating income/(loss), which excludes other income (expense) and allocation of corporate expenditures. These corporate costs, which include treasury, human resources, finance, restructuring costs and certain other corporate functions, are included in Corporate and all other. “All other” also reflects the operations of Orchid GeneShield, which during the years ended December 31, 2004, 2003 and 2002 was considered to be insignificant from a segment reporting perspective. Goodwill has been

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

allocated to each reportable segment as shown below. As the Company has exited from its Life Sciences business in 2002, neither the old nor the new basis of segmentation result in revenues, expenses or assets attributable to the Life Sciences business in 2003. The Company has included the old method of segmentation for the data provided for the years ended December 31, 2002.

	Identity Genomics	Life Sciences	Corporate and all other	Total
	(in thousands)
Year ended December 31, 2004:
Revenues from external customers	$60,847	$—	$1,652	$62,499
Segment operating income/(loss)	7,861	—	(14,666)	(6,805)
Depreciation and amortization expense	5,290		571	5,861
Noncash stock based compensation	—	—	212	212
Capital expenditures	3,198	—	244	3,442
Impairment of assets	213	—	180	393
Goodwill	2,789	—	—	2,789
Total assets from continuing operations	39,928	—	35,694	$75,622
Total assets				$75,622
Year ended December 31, 2003:
Revenues from external customers	$49,140	$—	$1,487	$50,627
Segment operating income/(loss)	5,530	—	(19,434)	(13,904)
Depreciation and amortization expense	4,413		1,491	5,904
Noncash stock based compensation	—	—	1,581	1,581
Capital expenditures	2,438	—	47	2,485
Impairment of assets	—	—	837	837
Goodwill	2,686	—	—	2,686
Total assets from continuing operations	37,502	—	17,413	$54,915
Total assets from discontinued operations				4,595
Total assets				$59,510
Year ended December 31, 2002:
Revenues from external customers	$39,106	$11,239	$80	$50,425
Segment operating loss	2,141	(31,675)	(41,052)	(70,586)
Depreciation and amortization expense	2,707	3,702	2,740	9,149
Noncash stock based compensation	—	—	3,541	3,541
Capital expenditures	977	958	1,000	2,935
Impairment of assets	—	19,021	1,750	20,771
Goodwill	3,072	—	—	3,072
Total assets from continuing operations	38,222	4,468	17,247	$59,937
Total assets from discontinued operations				10,497
Total assets				$70,434

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

During 2004, the Company generated approximately $19.0 million or 30% of its total revenues through agreements with two contractors. These contractors represented approximately 21% and 9%, respectively. These contractors generated approximately $15.5 million or 31% of its total revenues during 2003. These contractors represented approximately 18% and 13%, respectively. There was no concentration of revenue during 2002 to any one customer in excess of 10% of total revenues.

The Company has significant international operations, primarily in the UK. During the years ended December 31, 2004, 2003 and 2002, the Company recorded revenues from international customers, of approximately $26.1 million, or 42%, $20.3 million, or 40% and $13.3 million or 26%, respectively, of total revenues. Two customers represented approximately 73%, 78% and 76% of total international revenues for 2004, 2003 and 2002, respectively.

At December 31, 2004, 2003 and 2002, the company’s net assets located at its international operations, aggregated $16.8 million, $16.5 million, and $9.8 million, respectively. In addition, the Company has long-lived assets of $18.1 million, $22.5 million, and $29.1 million located in the United States at December 31, 2004, 2003, and 2002, respectively, as well as long-lived assets of approximately $7.9 million, $7.8 million, and $6.0 million, located in the UK at December 31, 2004, 2003, and 2002, respectively.

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

A summary of activity under the 1995 and 2000 Plans is as follows:

	Options	Weighted average exercise price per share
Balance at December 31, 2001	1,025,836	27.70
Granted	322,738	9.35
Exercised	(10,656)	6.50
Cancelled	(343,817)	29.95
Balance at December 31, 2002	994,101	21.20
Granted	451,036	2.75
Exercised	(182,175)	2.35
Cancelled	(279,451)	22.25
Balance at December 31, 2003	983,511	15.90
Granted	571,708	8.05
Exercised	(193,788)	3.65
Cancelled	(336,831)	19.35
Balance at December 31, 2004	1,024,600	12.77

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

At December 31, 2004, the 1995 and 2000 Plans had the following options outstanding and exercisable by price range, as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
$0.05 – 5.96	240,013	8.29	$3.60	161,754	$2.76
6.00 – 6.80	231,151	8.48	6.63	82,561	6.39
6.85 – 9.70	244,065	9.31	9.15	112,382	9.13
9.75 – 24.65	212,553	7.57	15.78	125,732	18.33
25.00 – 215.00	96,818	5.33	52.60	96,005	52.79

$0.05 – 215.00	1,024,600	8.15	$12.77	578,434	$16.21

The Company applies APB Opinion No. 25 in accounting for its stock option plans. During the three years ended December 31, 2004, all stock options granted by the Company were made at or above the fair value of the common stock on the date of grant.

There were no non-employee options granted during the year ended December 31, 2004 and 2003. In 2002, the Company granted options to certain non-employees to purchase 155,000 shares of common stock. Options to non-employees were also granted prior to 2002. Such options vest over a three or four-year period based upon future service requirements. In 2002, the Company recorded deferred compensation of approximately $0.1 million, based on the fair value at the grant date as determined using a Black-Scholes option pricing model. Such deferred compensation is being amortized to expense using the methodology prescribed in FASB Interpretation No. 28 over the respective vesting periods. In accordance with EITF Issue 96-18, the amount of compensation expense to be recorded in future periods related to the 2002 grants is subject to change each reporting period based upon changes in the fair value of the Company’s common stock, estimated volatility and risk free interest rate until the non-employee completes performance under the option agreement. Changes in deferred compensation in the amount of $0.3 million were recorded in 2002, related to the remeasurement of the non-employee grants.

The per share weighted average fair value of the stock options granted to employees during 2004, 2003, and 2002 was $8.08, $2.10 and $5.05 per share, respectively, on the date of grant. The per share weighted average fair value of stock options granted to non-employees during 2002 was $2.65 per share, on the date of grant. Such values were determined using Black Scholes option-pricing model with the following weighted average assumptions:

Deferred compensation expense for stock options granted to employees, directors and consultants aggregated $0.2 million, $1.6 million and $3.5 million for the years ended December 31, 2004, 2003, and 2002, respectively and is recorded in research and development expense and general and administrative expense in the accompanying consolidated statements of operations.

(15) Redeemable Convertible Preferred Stock and Common Stock

Common Stock Offering

On February 26, 2004, the Company entered into definitive agreements with new and existing institutional investors to raise approximately $30.3 million in gross proceeds ($26.1 million after direct transaction costs) in a

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

common stock private equity financing. Pursuant to the agreements, the Company sold approximately 3.2 million shares of common stock at $9.60 per share and granted the investors four-year warrants to purchase approximately an additional 0.6 million shares of the Company’s common stock at an exercise price of $13.20 per share all of which were outstanding at December 31, 2004. The transaction closed on February 27, 2004. The securities issued in this transaction were registered for sale on Form S-3, which was declared effective on May 28, 2004 covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants.

Redeemable Convertible Preferred Stock

On March 31, 2003, the Company completed a private placement of 1,600 units, with each unit consisting of one share of Series A redeemable convertible preferred stock (Series A Preferred Stock) and a warrant to purchase shares of the Company’s common stock, which resulted in net proceeds of $16.0 million. The warrants are exercisable at any time after the first anniversary of the issuance date through the fifth anniversary of the issuance date at an exercise price equal to $2.25 per share, and may be exercised via a cashless exercise from the second anniversary of the issuance date through the fifth anniversary of the issuance date. At December 31, 2004, 0.5 million warrants related to this transaction were outstanding. The Company also issued an additional 75 Units to a banker as a fee for this transaction. The $0.8 million, which related to the bankers fee, which was taken in 75 Units was recorded as a reduction to the carrying value of the Series A Preferred Stock as of the transaction date. The Warrants associated with the 75 Units issued to the banker in this transaction were valued in the aggregate for $.1 million, based on the Black-Scholes option-pricing model, and were also recorded as a reduction to the carrying value of the Series A Preferred Stock as of the transaction date. The Warrants associated with the Units sold to the Investors were valued at approximately $2.9 million, based on the Black-Scholes option-pricing model, and recorded as a reduction in the carrying amount of the Series A Preferred Stock that was issued and an increase to additional paid-in capital. As a result of the financing transaction, the Company recorded a beneficial conversion feature of $0.7 million in the net loss allocable to common stockholders during the year ended December 31, 2003. The beneficial conversion feature was calculated as the difference between the Company’s per share value as of the commitment date and the per share value of the Series A Preferred Stock transaction after giving effect to the value associated with the Investors Warrants.

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

During the year ended December 31, 2003, the Company also accrued dividends related to the Series A Preferred Stock in the amount of $0.5 million and accreted the discount of the carrying amount of the Series A Preferred Stock by $2.6 million as a result of the conversion of 1,172 shares of Series A Preferred Stock into

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

common stock during the year ended December 31, 2003. Both the dividends and the accretion have been included in net loss allocable to common stockholders for the year ended December 31, 2003. The dividends are payable quarterly pursuant to the terms of the agreement and the Company has classified the amount of shares issuable of approximately $0.1 million as “common stock to be issued” in the accompanying consolidated balance sheet as of December 31, 2003 accordingly. Subsequent to December 31, 2003, all 503 shares Series A Preferred Stock outstanding at December 31, 2003 were converted into approximately 2.2 million shares of common stock.

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

Other Warrants

The Company also has 0.2 million warrants outstanding to purchase shares of the Company’s common stock at December 31, 2004 at a weighted average exercise price of $17.82.

(16) Stockholder Rights Plan

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

Initially, the Rights will be attached to all common stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a Distribution Date, as defined in the Rights Plan, will occur if certain events as described below transpire. Rights will also be attached to all shares of common stock issued following the Record Date but prior to the Distribution Date. The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 16, 2011, unless earlier redeemed by the Company. The Distribution Date has not occurred as of December 31, 2004.

In the event that a person or a group of affiliated or associated persons becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the Board determines to be fair to, and otherwise in the best interests of, the Company and its stockholders), each holder of a Right will thereafter have the right to receive, upon exercise, that number of shares of common stock (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights Plan) of the common stock at the date of the occurrence of the event. However, Rights are not exercisable following the occurrence of any of the events set forth above until such time as the Rights are no longer redeemable by the Company. In the event that the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or, more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a Right shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights Plan) of such common stock at the date of the occurrence of the event. In March 2003, the Company amended the Rights Plan to prevent the issuance and sale of its Series A Convertible Preferred Stock and associated warrants (see Note 15) from triggering the holders of the Rights ability to exercise the Rights.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(17) Adoption of Employee Stock Purchase Plan

During the year ended December 31, 2003, the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the Plan). Employees who own more than 5% of our stock may not participate in the Plan. At the beginning of an offering period, as defined in the Plan document, each participant receives an option to purchase shares of common stock at the end of each accumulation period, at an exercise price equal to the lesser of 85% of (i) the fair market value of the common stock on the last trading day before the start of the applicable offering period (however, in the case of the first offering period the fair market value of the common stock on August 1, 2003), or (ii) the fair market value of the common stock on the last trading day of the accumulation period. The maximum number of shares that may be purchased by any participant in the Plan in an accumulation period is 25,000 shares. No participant may purchase shares having an aggregate fair market value greater than $25,000 in any calendar year. A total of 500,000 shares of the Company’s common stock is reserved for issuance under the Plan. The number of shares authorized under the Plan is subject to adjustment for stock splits and other similar events. In addition, as of January 1 each year, beginning January 1, 2005 and ending January 1, 2007, the number of shares of common stock reserved for issuance under the Plan will be increased automatically by the lesser of: (i) 2% of the total number of shares of common stock then outstanding; or (ii) 50,000 shares. The Plan may be amended, suspended or terminated at any time by the Board of Directors. Amendments affecting any increase in the number of shares available under the Plan and any other amendment to the extent required by applicable law or regulation shall be subject to the approval of the Company’s stockholders. The Plan has not yet been implemented and there are no plans to implement the Plan at this time.

(18) Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the 401(k) Plan) covering all employees of the Company. Participants can contribute up to 15% of their pretax annual compensation to the 401(k) Plan, subject to certain limitations. The Company matches 50% of the participant’s contribution, up to 4% of compensation. For 2004, 2003 and 2002, the Company’s contributions amounted to approximately $0.2 million, $0.4 million and $0.4 million, respectively, in accordance with the terms of the Plan.

(19) Commitments and Contingencies

The Company leases office and laboratory facilities under noncancelable operating lease arrangements. Future minimum rental commitments required by such leases as of December 31, 2004 are as follows (in thousands):

2005	$2,668
2006	1,986
2007	1,610
2008	1,256
2009	285
Thereafter	2,854

$10,659

Rent expense aggregated approximately $2.7 million in 2004, $2.7 million in 2003 and $3.2 million in 2002.

The Company has capital leases for certain machinery and equipment. Minimum lease payments, including interest, under capital leases amounted to approximately $0.1 million and was paid in full in 2004.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

In connection with the Company’s acquisition of certain patents in 2002 and 2001, the Company assumed obligations to pay future amounts over the next three years. The obligations have been recorded in the accompanying consolidated balance sheet as of December 31, 2004, at the net present value of the future obligations. The payments, which are to be made to the original patent holders are as follows (in thousands):

2005	$150
2006	150
2007	150
2008	—

Total	450
Less current portion	150

Present value of future obligations, less current portion	$300

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

In connection with the sale of assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities. At December 31, 2004 and 2003, the fair value of the guarantee remained $1.6 million and is included in other liabilities. We valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to sub leasing the space, and discounted the expected rents for a potential sublease of the space. The lease terminates in April of 2010. Minimum rents under the assigned lease total approximately $4.2 million.

(20) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming Orchid as defendant, along with certain of its former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing Orchid’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with Orchid’s May 5, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Orchid’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

alleged arrangements made Orchid’s registration statement on Form S-1 filed with the Commission in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. Orchid believes that the allegations are without merit and has, and intends to continue to, vigorously defend against Plaintiffs’ claims. In this regard, on or about July 15, 2002, Orchid filed a motion to dismiss all of the claims against it and its former officers. On October 9, 2002, the court dismissed without prejudice only Orchid’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for Orchid entering into a tolling agreement with Plaintiffs’ executive committee. On February 19, 2003, Orchid received notice of the court’s decision to dismiss the Section 10(b) claims against Orchid. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties proposed settlement classes, (iii) certifying the proposed Class Representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court.

Prior to Orchid’s acquisition of Lifecodes Corporation in December 2001, Lifecodes Corporation sold Medical Molecular Diagnostics GmbH, (MMD), a wholly owned subsidiary of Lifecodes Corporation based in Dresden, Germany to Deutsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH (DKMS), pursuant to a Stock Purchase Agreement dated November 15, 2002 (the SPA). Upon the acquisition of Lifecodes Corporation, Orchid assumed Lifecodes Corporation’s obligations to DKMS under the SPA. On September 19, 2003, Orchid received a complaint filed in the 9th Chamber for Trade Affairs in Cologne, Germany on behalf of DKMS through a Request for Service Abroad of Judicial Documents. The complaint sought damages under the SPA for $5.2 million, or DKMS’s cost to acquire MMD. DKMS claimed there were defects in the equipment of the MMD laboratory. Orchid had not reserved any amount related to this case and believed that the allegations were without merit. In addition, in December 2002, Orchid filed a claim in the 29th Chamber for Trade Affairs in Tubingen, Germany against DKMS for $2.2 million of unpaid accounts receivables that accrued during the year ended December 31, 2002. The accounts receivables were for HLA typing services conducted by the Diagnostics business unit upon DKMS’ request, which Orchid sold to Tepnel Life Sciences plc in January 2004. On September 16, 2004, the parties agreed to a settlement wherein the complaints in both matters would be withdrawn leaving no further obligation by or between the parties, and Orchid received approximately $90,000 from the escrow that was established in November 2002 pursuant to the SPA which was applied towards our costs incurred in connection with these proceedings.

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

Additionally, the Company has certain other claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on the Company’s financial position or results of operations.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(21) Quarterly Financial Data (Unaudited)

The following tables represent certain unaudited consolidated quarterly financial information for each of the quarters in 2004 and 2003. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the annual consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the period presented (in thousands, except per share data):

	Quarters ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$13,468	$14,957	$16,447	$17,627
Gross margin on service revenues	4,951	6,627	7,088	7,341
Income (loss) from continuing operations	(6,297)	(1,382)	383	388
Income (loss) from discontinued operations	(507)	(343)	244	(177)
Net loss	(6,939)	(2,146)	(395)	668
Net loss allocable to common stockholders	(8,082)	(2,146)	(395)	668
Basic and diluted net income (loss) per share allocable to common stockholders	$(0.41)	$(0.10)	$(0.02)	$0.03

	Quarters ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total revenues	$12,738	$12,364	$11,833	$13,692
Gross margin on service revenues	5,544	5,591	4,043	4,948
Loss from continuing operations	(4,081)	(5,485)	(2,264)	(1,952)
Income (loss) from discontinued operations	(199)	(3,893)	(1,028)	(4,027)
Net loss	(4,280)	(9,468)	(3,841)	(5,979)
Net loss allocable to common stockholders	(5,024)	(10,183)	(4,994)	(7,290)
Basic and diluted net loss per share allocable to common stockholders	$(0.45)	$(0.90)	$(0.38)	$(0.46)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

our Chief Executive Officer and Principal Accounting and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2004.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein: (1) on our management’s assessment of the effectiveness of our internal controls over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2004.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management”, “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and “Code of Conduct and Ethics” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Share Ownership” and “Equity Compensation” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” and “Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit and Non-Audit Fees” of our Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-25 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K

Exhibit Number	Description

(1)3.1	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)

(1)3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)

(1)3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002 (filed as Exhibit 3.3)

(1)3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)

(2)3.5	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)

(3)3.6	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4)

(4)4.1	Specimen certificate for share of common stock (filed as Exhibit 4.1)

(5)4.2	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1)

(2)4.3	First Amendment to Rights Agreement by an between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)

(2)4.4	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1)

(6)4.5	Form of Warrant dated February 27, 2004 between Registrant and investors (filed as Exhibit 4.1)

(7)10.1	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

(7)10.2	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

(7)10.3	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)

(7)10.4	Lease Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated March 6, 1998 (filed as Exhibit 10.4)

Exhibit Number	Description

(7)†10.5	Collaboration Agreement, by and between the Registrant and Affymetrix, Inc., dated November 5, 1999, as amended by Amendment No. 1, dated November 12, 1999 (filed as Exhibit 10.5)

(7)10.6	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Dale R. Pfost, Ph.D. (filed as Exhibit 10.7)

(7)10.8	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Donald R. Marvin (filed as Exhibit 10.8)

(8)10.15	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)

(8)10.16	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)

(8)10.17	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)

(9)10.18	Loan and Security Agreement between Registrant and Comerica Bank California dated December 23, 2002 (filed as Exhibit 10.18)

(2)10.19	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1)

(2)10.20	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2)

(6)10.21	Form of Securities Purchase Agreement dated February 27, 2004 between the Registrant and investors (filed as Exhibit 4.2)

(10)†10.22	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs (filed as Exhibit 10.22)

(11)†10.23	Agreement dated July 15, 2002 between the Registrant and Forensic Alliance Limited (filed as Exhibit 10.23)

(11)10.24	Employment Agreement, as amended, dated May 16, 2003 between the Registrant and Paul J. Kelly (filed as Exhibit 10.24)

(10)†10.25	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology (filed as Exhibit 10.25)

(11)†10.26	Exclusive Patent License Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.26)

(10)†10.27	Settlement Agreement dated August 6, 2002 between Registrant and Saint Louis University (filed as Exhibit 10.27)

(10)†10.28	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between Registrant and Saint Louis University (filed as Exhibit 10.28)

(12)10.29	Asset Purchase Agreement dated as of October 30, 2003 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC, Tepnel North America Corporation and Tepnel Lifecodes Corporation (filed as Exhibit 99.1)

(13)10.30	Amendment, Waiver and Revocation of Termination of Asset Purchase Agreement dated as of January 21, 2004 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC, Tepnel North America Corporation and Tepnel Lifecodes Corporation (filed as Exhibit 2.2)

(12)10.31	Business Purchase Agreement dated as of October 30, 2003 among the Registrant, Orchid BioSciences Europe Limited, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (filed as Exhibit 99.2)

(12)10.32	Share Purchase Agreement dated as of October 30, 2003 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (filed as Exhibit 99.3)

Exhibit Number	Description

(13)10.33	Letter Agreement dated December 9, 2003 among the Registrant, Orchid BioSciences Europe Limited, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (filed as Exhibit 2.5)

(13)10.34	Letter Agreement dated January 21, 2004 among the Registrant, Orchid BioSciences Europe Limited, Lifecodes Corporation, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (filed as Exhibit 2.6)

10.35	Action by Compensation Committee of Registrant on July 13, 2004 with respect to bonus of Paul J. Kelly

10.36	Director Compensation Policy, effective January 1, 2004

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Act.
(1)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-1, File No. 333-30774.
(2)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.
(3)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the March 31, 2003 event.
(4)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001
(5)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2001.
(6)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form 8-A.
(7)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-8, File No. 333-76744.
(8)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the February 27, 2004 event.
(9)	Previously filed with the Commission as Exhibit to, and incorporated by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2003.
(11)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2004.
(12)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed on November 14, 2003.
(13)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed on February 5, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID BIOSCIENCES, INC.

Date:	March 31, 2005	By:	/s/ PAUL J. KELLY, MD
Paul J. Kelly, MD Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ PAUL J. KELLY, MD Paul J. Kelly, MD	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2005

By:	/s/ JENNIFFER L. COLLINS Jenniffer L. Collins	Corporate Controller (Principal Financial & Accounting Officer)	March 31, 2005

By:	/s/ GEORGE H. POSTE, DVM, PHD. George H. Poste	Chairman of the Board	March 31, 2005

By:	/s/ SIDNEY M. HECHT, PHD Sidney M. Hecht, PhD	Director	March 31, 2005

By:	/s/ KENNETH D. NOONAN, PHD Kenneth D. Noonan, PhD	Director	March 31, 2005

By:	/s/ ROBERT M. TIEN, MD, MPH Robert M. Tien, MD, MPH	Director	March 31, 2005

By:	/s/ NICOLE S. WILLIAMS Nicole S. Williams	Director	March 31, 2005

By:	/s/ JAMES BEERY James Beery	Director	March 31, 2005

By:	/s/ GORDON WASSERMAN Gordon Wasserman	Director	March 31, 2005

Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

(1)3.1	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)

(1)3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)

(1)3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 17, 2002 (filed as Exhibit 3.3)

(1)3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)

(2)3.5	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)

(3)3.6	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4)

(4)4.1	Specimen certificate for share of common stock (filed as Exhibit 4.1)

(5)4.2	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1)

(2)4.3	First Amendment to Rights Agreement by an between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)

(2)4.4	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1)

(6)4.5	Form of Warrant dated February 27, 2004 between Registrant and investors (filed as Exhibit 4.1)

(7)10.1	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

(7)10.2	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

(7)10.3	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)

(7)10.4	Lease Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated March 6, 1998 (filed as Exhibit 10.4)

(7)†10.5	Collaboration Agreement, by and between the Registrant and Affymetrix, Inc., dated November 5, 1999, as amended by Amendment No. 1, dated November 12, 1999 (filed as Exhibit 10.5)

(7)10.6	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Dale R. Pfost, Ph.D. (filed as Exhibit 10.7)

(7)10.8	Employment Agreement, effective as of January 1, 2000, by and between the Registrant and Donald R. Marvin (filed as Exhibit 10.8)

(8)10.15	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)

Exhibit Number	Description

(8)10.16	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)

(8)10.17	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)

(9)10.18	Loan and Security Agreement between Registrant and Comerica Bank California dated December 23, 2002 (filed as Exhibit 10.18)

(2)10.19	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1)

(2)10.20	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2)

(6)10.21	Form of Securities Purchase Agreement dated February 27, 2004 between the Registrant and investors (filed as Exhibit 10.1)

(10)†10.22	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs (filed as Exhibit 10.22)

(11)†10.23	Agreement dated July 15, 2002 between the Registrant and Forensic Alliance Limited (filed as Exhibit 10.23)

(11)10.24	Employment Agreement, as amended, dated May 16, 2003 between the Registrant and Paul J. Kelly (filed as Exhibit 10.24)

(10)†10.25	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology (filed as Exhibit 10.25)

(11)†10.26	Exclusive Patent License Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.26)

(10)†10.27	Settlement Agreement dated August 6, 2002 between Registrant and Saint Louis University (filed as Exhibit 10.27)

(10)†10.28	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between Registrant and Saint Louis University (filed as Exhibit 10.28)

(12)10.29	Asset Purchase Agreement dated as of October 30, 2003 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC, Tepnel North America Corporation and Tepnel Lifecodes Corporation (filed as Exhibit 99.1)

(13)10.30	Amendment, Waiver and Revocation of Termination of Asset Purchase Agreement dated as of January 21, 2004 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC, Tepnel North America Corporation and Tepnel Lifecodes Corporation (filed as Exhibit 2.2)

(12)10.31	Business Purchase Agreement dated as of October 30, 2003 among the Registrant, Orchid BioSciences Europe Limited, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (filed as Exhibit 99.2)

(12)10.32	Share Purchase Agreement dated as of October 30, 2003 among the Registrant, Lifecodes Corporation, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (filed as Exhibit 99.3)

(13)10.33	Letter Agreement dated December 9, 2003 among the Registrant, Orchid BioSciences Europe Limited, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (filed as Exhibit 2.5)

(13)10.34	Letter Agreement dated January 21, 2004 among the Registrant, Orchid BioSciences Europe Limited, Lifecodes Corporation, Tepnel Life Sciences PLC and Tepnel Diagnostics Limited (filed as Exhibit 2.6)

Exhibit Number	Description

10.35	Action by Compensation Committee of Registrant on July 13, 2004 with respect to bonus of Paul J. Kelly

10.36	Director Compensation Policy effective January 1, 2004

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act or Rule 12b-2 of the Exchange Act.
(1)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 filed on August 14, 2002.
(2)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed on April 2, 2003.
(3)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002.
(4)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2001 filed on November 14, 2001.
(5)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Registration Statement on Form 8-A, File No. 333-30267, filed on August 3, 2001.
(6)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed on March 8, 2004.
(7)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File No. 333-30774.
(8)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-8, File No. 333-76744, filed on January 15, 2002.
(9)	Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 3, 2003.
(10)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003 filed on May 27, 2004.
(11)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report in Form 10-K for the year ended December 31, 2003 filed on March 29, 2004.
(12)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed on November 14, 2003.
(13)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed on February 5, 2004.

Where a document is incorporated by reference from a previous filing, the Exhibit number or Annex in that previous filing is indicated in parentheses after the description of such document.

Schedule II

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

Years ended December 31, 2004 2003 and 2002

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (net)	Deduction	Balance at end of period
2004
Allowance for doubtful accounts	$1,136	220		134	1,222
2003:
Allowance for doubtful accounts	1,220	429		478	1,136
2002:
Allowance for doubtful accounts	751	469	—	—	1,220