Form 10-Q
period 2005-03-31
ORCHID BIOSCIENCES INC
filed 2005-05-06
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

As of May 5, 2005, the registrant had 24,464,407 shares of common stock outstanding.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$24,057	$12,112
Short-term investments	5,999	18,374
Restricted cash	251	251
Accounts receivable, net	12,462	14,099
Inventory	1,234	1,358
Prepaids and other current assets	944	1,296

Total current assets	44,947	47,490
Fixed assets, net	9,475	9,977
Goodwill	2,761	2,789
Other intangibles, net	12,814	13,285
Restricted cash	1,736	1,736
Other assets	349	345

Total assets	$72,082	$75,622

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,415	$2,603
Accrued expenses	7,461	8,504
Income tax payable	1,630	1,982
Current portion of long-term debt	231	371
Deferred revenue	1,047	983

Total current liabilities	12,784	14,443

Accrued restructuring, less current portion	1,029	1,029
Other liabilities	1,900	1,900

Total liabilities	15,713	17,372
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares; 0 shares issued outstanding as of March 31, 2005 and December 31, 2004, respectively	—	—
Series A junior participating preferred stock, $.001 par value. Designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 24,044,000 and 24,033,000 at March 31, 2005 and December 31, 2004, respectively	24	24
Additional paid-in capital	351,734	351,590
Accumulated other comprehensive income	2,577	2,950
Accumulated deficit	(297,966)	(296,314)

Total stockholders’ equity	56,369	58,250

Total liabilities and stockholders’ equity	$72,082	$75,622

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended March 31, 2005 and 2004

(In thousands, except per share data)

(unaudited)

	2005	2004
Revenues:
Service revenues	$14,489	$13,294
Other revenues	176	174

Total revenues	14,665	13,468

Operating expenses:
Cost of service revenues	9,024	8,343
Research and development	397	417
Marketing and sales	1,778	1,726
General and administrative	4,639	7,534
Restructuring	119	1,130
Amortization of intangible assets	431	452

Total operating expenses	16,388	19,602

Operating loss	(1,723)	(6,134)
Other income (expense):
Interest income	96	9
Interest expense	(8)	(55)
Other income (expense)	2	(117)

Total other income (expense), net	90	(163)

Loss from continuing operations before income taxes	(1,633)	(6,297)
Income tax expense	19	135

Loss from continuing operations	(1,652)	(6,432)
Discontinued operations:
Loss from operations of a business sold	—	(507)

Net loss	(1,652)	(6,939)
Dividends to Series A preferred shareholders	—	(14)
Accretion of Series A preferred stock discount	—	(1,129)

Net loss allocable to common stockholders	$(1,652)	$(8,082)

Basic and diluted loss from continuing operations per share allocable to common stockholders	$(0.07)	$(0.39)
Basic and diluted loss from discontinued operations per share	—	(0.02)

Basic and diluted net loss per share allocable to common stockholders	$(0.07)	$(0.41)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	24,040	19,651

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2005 and 2004

(In thousands)

(unaudited)

	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(1,652)	$(6,432)
Loss from discontinued operations	—	(507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of asset	(14)	—
Noncash compensation expense	104	212
Depreciation and amortization	1,377	1,306
Bad debt expense	61	23
Loss of sale of investment	—	125
Changes in assets and liabilities:
Accounts receivable	1,576	(1,151)
Inventory	124	(357)
Prepaids and other current assets	352	400
Other assets	(4)	(166)
Accounts payable	(188)	(2,843)
Accrued expenses, including restructuring	(1,041)	5,923
Income tax payable	(352)	—
Deferred revenue	64	(150)
Other liabilities	—	458

Net cash provided by (used in) operating activities	407	(3,159)

Cash flows from investing activities:
Capital expenditures	(568)	(432)
Proceeds from the sale of assets	14	—
Maturities of short-term investments	12,375	—
Proceeds from the sale of investments	—	196

Net cash provided by (used in) investing activities	11,821	(236)

Cash flows from financing activities:
Net proceeds from issuance of common stock	40	26,209
Repayment of debt from line of credit	(140)	(741)
Payments of patent obligations	—	(575)

Net cash provided by (used in) financing activities	(100)	24,893

Effect of foreign currency translation on cash and cash equivalents	(183)	281

Net increase in cash and cash equivalents	11,945	21,779
Cash and cash equivalents at beginning of period	12,112	9,938

Cash and cash equivalents at end of period	$24,057	$31,717

Supplemental disclosure of noncash financing and investing activities:
Dividends to Series A preferred shareholders issued or issuable in common stock	$—	$14
Accretion of Series A preferred stock discount resulting from conversions and probable redemption	—	1,129
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9	$55

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Three months ended March 31, 2005

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2005:	24,033	$24	$351,590	$2,950	$(296,314)	$58,250
Comprehensive loss:
Net loss	—	—	—	—	(1,652)	(1,652)
Foreign currency translation adjustment	—	—	—	(382)	—	(382)
Unrealized gain on available-for-sale securities	—	—	—	9	—	9

Comprehensive loss	—	—	—	(373)	(1,652)	(2,025)
Issuance of common stock from exercise of stock options	11	—	40	—	—	40
Increase due to modification of stock options	—	—	104	—	—	104

Balance at March 31, 2005	24,044	$24	$351,734	$2,577	$(297,966)	$56,369

See accompanying notes to consolidated financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (SEC).

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

(b) Organization and Business Activities

The Company was organized under the laws of the State of Delaware on March 8, 1995 and, since 1998, has primarily focused on products and services. The Company was a wholly owned subsidiary of Sarnoff Corporation (Sarnoff) at inception and was reduced to a majority-owned subsidiary of Sarnoff in 1995. As a result of the December 1997 financing, Sarnoff’s ownership in the Company was reduced to less than a majority.

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

The Company reported operating income during the third and fourth quarters of 2004 of $0.2 million and $0.6 million, respectively. Prior to the third quarter of 2004, the Company had not reported operating income, and prior to the second quarter of 2004, the Company had never reported positive cash flow from operations. The Company did not report operating income for the first quarter of 2005. However, the Company did report positive cash flow from operations for the three months ended March 31, 2005. There is no assurance that operating income can be sustained, or that positive cash flows can be achieved for any other periods or, if achieved, could be sustained on a continuing basis. The Company’s accumulated deficit aggregated $298.0 million at March 31, 2005. The Company expects that its existing cash on hand, cash equivalents and short-term investments will be sufficient to fund the Company’s operations at least through the next twelve months. On February 27, 2004, the Company consummated a common stock private equity financing with gross proceeds of $30.3 million (net amount of $26.1 million, after fees paid to investment bankers and other expenses of the financing).

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

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005 and 2004

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in US financial institutions and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company also maintains $2.0 million of restricted cash as of March 31, 2005 (see Note 8).

(e) Short-Term Investments

Short-term investments consist of commercial paper, auction rate securities and certificates of deposit with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its short-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices at March 31, 2005. Cost is determined on a specific identification basis.

A decline in market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. Auction rate securities consist of various preferred share investments currently held with an investment advisor. At December 31, 2004, cost approximates market value for such securities and the related maturities are considered to extend beyond December 31, 2005. The Company disposed of all such securities during the first quarter of 2005.

(f) Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

(g) Fixed Assets

Fixed assets, which consist of lab equipment, furniture and fixtures, computers and software, are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets, which range from two to eight years. Leasehold improvements, which are also included in fixed assets, are recorded at cost, less accumulated depreciation, which is computed on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

(h) Business Combinations, Goodwill and Intangible Assets

On July 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations (SFAS 141), and on January 1, 2002 fully adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. In accordance with SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually.

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

(i) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment (as previously defined in that Opinion). In accordance with SFAS 144, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005 and 2004

the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

(j) Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on net operating loss and credit carryforwards and the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. In certain situations, a taxing authority may challenge positions that the Company has adopted in the income tax filings. Accordingly, the Company may apply different tax treatment for these selected transactions in filing its tax return than for income tax financial reporting purposes. The Company regularly assesses its position for such transactions and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

(k) Revenue Recognition

The Company recognizes DNA laboratory services revenues at the time test results are completed and reported. Deferred revenues represent the unearned portion of payments received in advance of tests being completed and reported. Unbilled receivables represents revenues which have been earned on completed and reported tests, but have not been billed to the customer. Revenues from license arrangements, including license fees creditable against future royalty obligations of the licensee, are recognized when an arrangement is entered into if the Company has no significant continuing involvement under the terms of the arrangement. If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period. Management has made estimates and assumptions relating to the performance period, which are subject to change. Changes in these estimates and assumptions could affect the amount of revenues from licenses reported in any given period. Revenues from research and development agreements are recognized when related research expenses are incurred and when the Company has satisfied specific obligations under the terms of the respective agreements.

(l) Research and Development

Costs incurred for research and product development, including salaries and related personnel costs, fees paid to consultants and outside service providers are expensed as incurred. In addition, the Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements. Costs incurred in obtaining technology licenses and development of software is charged to research and development expense if the technology licensed or the software has not reached technological feasibility.

(m) Stock-Based Compensation

The Company accounts for its stock-based compensation to employees and members of the board of directors in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market price (estimated fair value prior to the initial public offering in May 2000 (IPO)) of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits entities to provide pro forma net loss and net loss per share disclosures for stock-based compensation as if the fair value method defined in SFAS 123 had been applied. Pro forma net loss and net loss per share disclosures for stock-based compensation have been prepared as if the fair value method had been applied in periods subsequent to the Company’s IPO and as if the minimum value method had been applied prior to the Company’s IPO, as the Company was not a public registrant prior to its IPO. As required by SFAS 123, transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair value basis in accordance with SFAS 123 and related interpretations.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005 and 2004

Had the Company determined compensation cost for options based on the fair value method for the first quarter of 2005 and 2004 for its stock options under SFAS 123, the Company’s net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated (in thousands, except per share data) :

	Three months ended March 31
	2005	2004
Net loss allocable to common stockholders:
As reported	$(1,652)	$(8,082)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	—	212
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(274)	(247)

Pro forma under SFAS 123	$(1,926)	$(8,117)

Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.07)	$(0.41)
Pro forma under SFAS 123	(0.08)	(0.41)

The fair market value of stock options is estimated on the grant date using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model:

	Three months ended March 31
	2005	2004
Risk-free interest rate	3.88%	4.75%
Volatility	85%	90%
Expected option life	5 years	5 years
Expected dividend yield	0%	0%

(n) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(o) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values because of the short maturity of these instruments. The interest rates on long-term debt and capital leases approximate rates for similar types of borrowing arrangements at March 31, 2005 and December 31, 2004, and therefore, the fair value of the long-term debt and capital leases approximate the carrying value at March 31, 2005 and December 31, 2004.

(p) Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each year presented, the Company has certain options, warrants, and mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal. For the three months ended March 31, 2004, the Company has reflected $1.1 million relating to dividends and the accretion of Series A preferred stock discount.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005 and 2004

(q) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123R), to be effective for the first annual period beginning after June 15, 2005, thereby becoming effective for the Company in the first quarter of 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on the grant date. The new standard may be adopted using either the modified prospective method or the modified retrospective method. The Company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative methods of adoption. The adoption of SFAS 123R will result in material charges to the Company’s statement of operations.

(2) Inventory

Inventory is comprised of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$876	$931
Work in progress	355	394
Finished goods	3	33

	$1,234	$1,358

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping and to manufacture consumables. Work in progress consists mainly of case work not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

(3) Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Base technology	$5,980	$(2,610)	$3,370	$5,980	$(2,477)	$3,503
Customer lists	5,040	(2,280)	2,760	5,040	(2,142)	2,898
Trademark/tradename	3,946	(1,383)	2,563	3,946	(1,276)	2,670
Patents and know-how	4,895	(1,016)	3,879	4,895	(922)	3,973
Other	743	(501)	242	743	(502)	241

Totals	$20,604	$(7,790)	$12,814	$20,604	$(7,319)	$13,285

The Company has estimated the following useful lives as it relates to intangible assets acquired in connection with the 2001 acquisition of Lifecodes as follows:

Useful Life
Trademark/tradename	10
Patents and know-how	12
Developed technology	10
Other intangibles	3

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005 and 2004

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows (in thousands):

Nine months ended December 31, 2005	$1,274
2006	1,699
2007	1,699
2008	1,699
2009	1,699

The following table sets forth the activity during the three months ended March 31, 2005 as it relates to goodwill (in thousands):

Balance as of December 31, 2004	$2,789
Other (due to the effect of foreign currency translation)	(28)

Balance as of March 31, 2005	$2,761

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

(4) Accrued Expenses

Accrued expenses are comprised of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Employee compensation	$2,461	$1,720
Current portion of patent obligations	150	150
Royalties on licensed technology	360	746
Restructuring, current portion	626	819
Professional fees	1,155	2,136
VAT and other taxes	1,761	2,133
Other	948	800

	$7,461	$8,504

(5) Income Taxes

During the three months ended March 31, 2005, the Company recognized income tax expense of $19 thousand as compared to $0.1 million for the same period last year. Income tax expense in the first quarter of 2005 is net of a tax benefit that was recognized in the amount of $0.5 million. This benefit relates to the reversal of a tax reserve recorded by the Company as a result of the closing of the statute of limitations in January of 2005 for the Company’s 2002 UK tax return.

(6) Restructuring

During the three months ended March 31, 2004, the Company recognized $1.1 million in restructuring charges related to one of the Company’s former operating facilities in Princeton, New Jersey. The charge was a result of a change in management’s estimate as to when this facility is expected to be subleased and the estimated discount associated with such a sublease arrangement.

During the three months ended March 31, 2005, the Company recognized $0.1 million in restructuring charges for employee severance costs related to one of the Company’s operating facilities in Germantown, Maryland.

As of March 31, 2005 and December 31, 2004, the Company has $1.6 million and $1.8 million, respectively, in restructuring accruals outstanding, of which approximately $1.0 million for each period is classified as a long-term liability. The most significant remaining liability relates to severance and facility obligations.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005 and 2004

A summary of the restructuring activity is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2004	$—	$1,848	$1,848
Additional reserve recorded in the three months ended March 31, 2005	119	—	119
Cash payments in the three months ended March 31, 2005	(29)	(283)	(312)

Restructuring liability as of March 31, 2005	$90	$1,565	$1,655

The Company expects the remaining severance costs to be paid in the second quarter of 2005.

(7) Discontinued Operations

During the year ended December 31, 2002, the Company made the decision to sell the Diagnostics business unit. This decision was made after an internal evaluation of the strategic direction of the Company was performed. The Company decided to focus its efforts on the service businesses where it offers paternity, forensic and animal and agricultural testing.

During 2002, based upon the commitment to sell the Diagnostics business unit, the Company determined that a triggering event occurred for which management was required to evaluate the recoverability of long-lived assets. As a result of this evaluation, the Company recorded an impairment charge of approximately $5.9 million (of which approximately $1.0 million related to goodwill), based on the amount by which the carrying value of the Diagnostics business unit exceeded the estimated fair value. Throughout 2003, the Company obtained additional information with respect to the estimated value of its business unit, which was held for sale. Based on this additional information, the Company determined that subsequent evaluations of the long-lived assets of the discontinued business unit were required. Based on these evaluations, the Company recorded additional impairment charges that totaled approximately $8.3 million related to intangible and fixed assets of that business unit in 2003. These impairment charges were reflected in the loss of the discontinued business.

On January 21, 2004, pursuant to the terms of an Asset Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes, Tepnel, Tepnel North America Corporation, a wholly-owned subsidiary of Tepnel, and Tepnel Lifecodes Corporation, a wholly-owned subsidiary of Tepnel North America Corporation, as amended, a Business Purchase Agreement dated as of October 30, 2003 among the Company, Orchid BioSciences Europe Limited, a wholly-owned subsidiary of the Company, Tepnel and Tepnel Diagnostics Limited, a wholly-owned subsidiary of Tepnel, as amended, and a Share Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes, Tepnel and Tepnel Diagnostics Limited, as amended, Tepnel completed its acquisition of certain assets and liabilities of the Company’s Diagnostics business unit. The aggregate purchase price was $3.5 million in cash, of which $0.5 million was held in escrow, subject to certain post-closing adjustments. The Company and Tepnel selected a neutral third party auditor to determine the final sale amount based on the provisions of the sale agreement, and the neutral auditor completed its assessment during the second quarter of 2004. The Company accrued for the amount attributable to the final sale amount based on the neutral auditor assessment and included those charges in the loss from discontinued operations for the six months ended June 30, 2004. During the third quarter of 2004, the Company and Tepnel reached a final settlement. The settlement included the release of the existing escrow to Tepnel, and an additional cash payment by the Company to Tepnel in the amount of approximately $0.4 million. The total cash settlement was less than the neutral auditor assessment, and as a result, the Company recorded income from discontinued operations during the three months ended September 30, 2004. At December 31, 2004, the loss from discontinued operations also included an adjustment recorded in the fourth quarter in connection with a separate shared services agreement between the two parties. The Company believes that as of December 31, 2004, there are no further obligations related to this settlement or the shared services agreement, and the Company has included all amounts in the income (loss) from discontinued operations for the year ended December 31, 2004.

In connection with the sale of these assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which lease was assigned to Tepnel. The Company recorded the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities, which is included in other long-term liabilities in the accompanying consolidated balance sheet as of March 31, 2005 and December 31, 2004 accordingly. See Note 11 for further discussion of this matter.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005 and 2004

In accordance with the provisions of SFAS 144, the results of operations of the Diagnostics business unit held for sale has been reflected in discontinued operations. The losses from discontinued operations for the three months ended March 31, 2005 and 2004, respectively, consists of the following (in thousands):

	2005	2004
Revenues	$—	$508
Costs of products and services revenues	—	616

Gross margin	—	(108)
Research and development	—	122
Selling and marketing	—	126
General and administrative	—	151

Net loss	$—	$(507)

(8) Debt

In December 1998, the Company entered into a $6.0 million equipment loan line, which is secured by the purchased equipment whose availability expired in 1999. In December 2000, the Company amended the loan line and established a new borrowing base of $8.0 million. The amended loan line expired in December 2001. At March 31, 2005 and December 31, 2004, the Company had $0.2 million and $0.4 million outstanding under this arrangement, respectively. On June 19, 2002, the Company obtained a letter of credit in the amount of approximately $2.7 million as required by the amended line of credit, which was supported by a cash restriction on certain securities held by the Company.

During 2003, the Company’s required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because the Company continued to pay down its monthly obligation in accordance with the original terms of the loan line. The restricted cash amount related to this agreement has been reduced accordingly as of December 31, 2004 to approximately $0.2 million. This cash restriction, in addition to cash restricted under two of the Company’s operating leases and one government contract is reflected as restricted cash in the amount of $2.0 million in the consolidated balance sheet as of March 31, 2005 and December 31, 2004, of which approximately $1.7 million was classified as a long-term asset. In May 2004, the Company obtained a letter of credit in the amount of approximately $0.8 million as required by a line of credit it entered into as required by the terms of a new government contract.

All borrowings under the equipment loan line are to be repaid in monthly principal installments plus interest over 48 months from the date of funding, with the final 15% of the original principal amount due in a balloon payment at the end of loan term. At March 31, 2005 and December 31, 2004, annual interest rates on the seven draws range from 9.16% to 11.66%. During 1999, in connection with this arrangement, warrants to purchase 4,178 shares of common stock were granted at the time of the borrowings with exercise prices, which ranged from $22.50 to $61.25 per share. The fair value of these warrants of approximately $0.1 million, as determined using a Black-Scholes option pricing model, was recorded as debt issuance costs and is being amortized over the term of the debt.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005 and 2004

Long-term debt is comprised of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Equipment loan line secured by purchased equipment	$221	$359
Capital lease obligations and other long-term debt	10	12

Total	$231	$371

(9) Segment Information

From its inception in 1995, the Company has engaged in several different technologies and businesses that it has since elected to exit. On December 19, 2002, the Company sold its Life Sciences instrumentation business and related assets to Beckman Coulter, Inc., or BCI, and during the year ended December 31, 2002, the Company made the decision to sell the Diagnostics business unit. In January 2004, the Company completed the sale of certain assets related to its Diagnostics products and services to Tepnel. Subsequent to these actions and decisions, the Company determined that it operated its business under one segment, the development and delivery of genetic testing services, or genotyping, that generates information related to genetic susceptibility, uniqueness, or the genetic variability that distinguishes one organism from another.

For the three months ended March 31, 2005, the Company generated approximately $4.9 million, or 34% of its total revenues, through agreements with two contractors. These contractors generated approximately $3.8 million, or 28% of the Company’s total revenues, during the three months ended March 31, 2004.

The Company has significant international operations, primarily in the UK. During the three months ended March 31, 2005 and 2004, the Company recorded revenues from international customers of approximately $6.5 million and $5.4 million, respectively, or 44% and 40%, respectively, of total revenues. Two customers represented approximately 76% and 70% of total international revenues for the three months ended March 31, 2005 and 2004, respectively.

(10) Redeemable Convertible Preferred Stock and Common Stock

Common Stock Offering

On February 26, 2004, the Company entered into definitive agreements with new and existing institutional investors to raise approximately $30.3 million in gross proceeds ($26.1 million after direct transaction costs) in a common stock private equity financing. Pursuant to the agreements, the Company sold approximately 3.2 million shares of common stock at $9.60 per share and granted the investors four-year warrants to purchase an additional 0.6 million shares of the Company’s common stock at an exercise price of $13.20 per share. All of these warrants were outstanding at March 31, 2005. The transaction closed on February 27, 2004. The securities issued in this transaction were registered for sale on a Form S-3, which was declared effective on May 28, 2004, covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants.

Redeemable Convertible Preferred Stock

On March 31, 2003, the Company completed a private placement of 1,600 Units, with each unit consisting of one share of Series A redeemable convertible preferred stock (Series A Preferred Stock) and a warrant to purchase shares of the Company’s common stock, which resulted in net proceeds of $16.0 million. The warrants are exercisable at any time after the first anniversary of the issuance date through the fifth anniversary of the issuance date at an exercise price equal to $2.25 per share, and may be exercised via a cashless exercise from the second anniversary of the issuance date through the fifth anniversary of the issuance date. At March 31, 2005, 0.5 million warrants related to this transaction were outstanding. The Company also issued an additional 75 Units to a banker as a fee for this transaction. The 75 Units, valued at $0.8 million were recorded as a reduction to the carrying value of the Series A Preferred Stock as of the transaction date. The warrants associated with the 75 Units issued to the banker in this transaction were valued in the aggregate at $0.1 million, based on the Black-Scholes option-pricing model, and were also recorded as a reduction to the carrying value of the Series A Preferred Stock as of the transaction date. The warrants associated with the Units sold to the investors were valued at approximately $2.9 million, based on the Black-Scholes option-pricing model, and recorded as a reduction in the carrying amount of the Series A Preferred Stock that was issued and an increase to additional paid-in capital.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005 and 2004

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

The Series A Preferred Stock bore cumulative dividends, payable quarterly, at an initial annual rate of 6% for the first nine quarters, payable at the Company’s option, in cash or shares of common stock. The Company issued 1,571 shares of common stock as dividends to the holders of Series A Preferred Stock who converted during the three months ended March 31, 2004. The dividends have been included in net loss allocable to common stockholders.

Other Warrants

The Company also had warrants outstanding to purchase 0.2 million shares of the Company’s common stock at March 31, 2005 and December 31, 2004 at a weighted average exercise price of $17.82.

(11) Commitments and Contingencies

The Company leases office and laboratory facilities under noncancelable operating lease arrangements. Future minimum rental commitments required by such leases as of March 31, 2005 are as follows (in thousands):

Nine months ending December 31, 2005	$2,001
2006	1,986
2007	1,610
2008	1,256
2009	285
Thereafter	2,854

$9,992

In connection with the Company’s acquisition of certain patents in 2002 and 2001, the Company assumed obligations to pay future amounts over the next three years. The obligations have been recorded in the accompanying consolidated balance sheet as of March 31, 2005 at the net present value of the future obligations. The payments, which are to be made to the original patent holders, are as follows (in thousands):

2005	$150
2006	150
2007	150

Total	450
Less current portion	150

Future obligations, less current portion	$300

Under the amended terms of a supply agreement with BCI, the Company was committed to purchase from BCI a minimum amount of materials and supplies in the amount of $0.6 million during 2003, $0.7 million during 2004 and $1.3 million during 2005. If BCI fails to provide the Company with such materials and supplies meeting the specifications under the supply agreement on three consecutive purchase orders or five purchase orders in any 12-month period, the Company has the right to terminate the supply agreement without further payments. In accordance with the agreement, on May 18, 2004, the Company informed BCI it had terminated the agreement, as BCI has been unable to supply the Company with materials and supplies that meet the required specifications. BCI believes that they are not in breach of the agreement, and that the Company remains committed to its minimum purchase obligations. The Company believes it has no existing liabilities owed to BCI relating to any minimum purchase arrangements.

ORCHID BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005 and 2004

In connection with the sale of assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities. At March 31, 2005 and December 31, 2004, the fair value of the guarantee remained $1.6 million and is included in other liabilities. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to sub leasing the space, and discounted the expected rents for a potential sublease of the space. The lease terminates in April of 2010. Minimum rents under the assigned lease total approximately $4.2 million.

(12) Subsequent Events

On April 25, 2005, the Board of Directors of the Company committed to a plan to close the Company’s DNA testing facility located in Germantown, Maryland. The Company expects to complete this closure by September 30, 2005. The Company currently expects to incur restructuring charges in connection with this action of $2.5 million to $3.0 million in the aggregate, which includes severance and retention bonuses for employees, recruiting and training costs at the Company’s Dallas and Nashville testing facilities in connection with the transfer of work from its Germantown facility, and the impairment of assets in Germantown and Dallas.

(13) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of its former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with the Company’s May 5, 2000 IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. The Company believes that the allegations are without merit and has, and intends to continue to, vigorously defend against Plaintiffs’ claims. In this regard, on or about July 15, 2002, the Company filed a motion to dismiss all of the claims against it and its former officers. On October 9, 2002, the court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with Plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity.

Our business is focused on DNA testing for human identity as well as for animal and agricultural applications. In the human identity area, we provide DNA testing services for forensic, family relationship and security applications. Forensic DNA testing is primarily used in the following ways: to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with a crime; to analyze and compare evidence from crime scenes in which no suspect has yet been identified with these databases to possibly identify a suspect; and to confirm that a suspect committed a particular crime or exonerate a falsely accused or convicted person. It can also be used to confirm a victim’s identity, particularly in mass disasters. Family relationship DNA testing is used to establish whether two or more people are genetically related. It is most often used to determine if a man has fathered a particular child in a paternity case. It can also be used to confirm a genetic relationship for purposes of immigration and adoption, estate settlement, genealogy and ancestry. Individuals can also seek DNA testing to establish their own personal genetic profile in the event it may be useful to confirm their identity in the future. Recently, individuals and employers in security applications have used DNA testing to establish a person’s genetic identity and store it for identification purposes in the event of an emergency or accident. In the animal and agriculture field, we provide DNA testing services for food safety and selective trait breeding. For example, we provide animal susceptibility testing to breed sheep resistant to the animal disease scrapie, and animal tracking to trace meat to its farm of origin. Our services are used extensively in each of these applications, and we expect their uses to increase as these markets continue to grow and new commercial applications evolve.

Our revenues are predominately generated from services provided to our customers that relate to the completion of DNA testing. Our costs and expenses consist of costs of service revenues, research and development expense, marketing and sales expense, general and administrative expenses and other income and expense. Costs of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, and facility expenses. Research and development expenses consists primarily of salaries and related costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing and enhancement of our products. Marketing and sales expenses consists of salaries and benefits for salespeople within our Company and all related costs of selling and marketing our products and services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, and other corporate expenses. Other income and expense, net consists principally of interest income and interest expense.

Our operating results improved for the three months ended March 31, 2005 as compared to the same period in 2004. Overall, for the three months ended March 31, 2005, as compared to 2004, we increased total revenues 9%, maintained a service revenues gross margin of approximately 38%, and reduced the net loss allocable to common stockholders to $1.7 million from $8.1 million in the comparable period in 2004. As expected, service revenues, service revenues gross margins, and income from continuing operations before income taxes declined in the first quarter of 2005 as compared to the fourth quarter of 2004 due to the inherent seasonality in our scrapie susceptibility testing services. In addition, our service revenues gross margin for the first quarter of 2005 was negatively impacted by the increase in testing volumes for Combined DNA Index System, or CODIS, testing services, as compared to the same period in 2004. Our CODIS testing services have lower average gross margins than some of our other lines of business. Prior to the first quarter of 2005, we reported income from continuing operations before income taxes for two consecutive quarters in the amount of approximately $0.4 million in the third quarter of 2004 and $0.4 million in the fourth quarter of 2004.

Our revenues for forensic testing services in the US are dependent in part on the amount and timing of federal funding for forensic DNA testing through the National Institute of Justice, or NIJ. In 2004 and the first quarter of 2005, we continued to see an increase in the amount of funding made available by the NIJ to various governmental and law enforcement establishments around the US. Partly as a result of increased funding, we successfully entered into or renewed several NIJ-funded state contracts in 2004. In addition, we expect that the recent Congressional enactment of the President’s DNA Initiative, the “Justice for All Act of 2004”, should provide increased funding over the next several years to private forensic laboratories, in order to process DNA backlogs in criminal investigations. The legislation authorizes an infusion of more than $1 billion in federal funds over the next five years to eliminate the current backlog of unanalyzed DNA evidence languishing in police department evidence rooms, to afford greater access to DNA testing by convicted offenders and to enable expansion of the CODIS database.

Our operations in the UK provided all of our animal and agricultural testing services, in addition to a portion of our paternity and forensic DNA testing services, and accounted for 44% and 40% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, 76% and 70%, respectively, of our UK revenues were derived through agreements with two contractors, the Department of Environmental, Food and Rural Affairs, or DEFRA, and the Forensic Alliance Ltd., or FAL. In June of 2004, the DEFRA contract was renewed for two more years. The contract with FAL was executed in July of 2002 with an initial term of five years, and the term will continue for additional one year periods thereafter unless either party gives not less than twelve months’ written notice of termination prior to the end of the then current term. We continued to see strong volumes in our scrapie susceptibility testing businesses in 2004, however, we did experience the expected seasonality in our scrapie testing in the quarter ended March 31, 2005, where we typically see our scrapie testing volumes decline in the late fall and winter months, which masks the sequential quarterly growth of many of our other services. We expect to see the positive impact of the seasonality in our scrapie business beginning in the second quarter of 2005, during the spring and summer months. We continue to expect our UK business to be a significant part of our business. We expect to experience continued growth in our UK business in the animal and agriculture testing through expected increases in the amount of testing we perform for DEFRA and other customers for scrapie susceptibility in sheep.

For the three months ended March 31, 2005 as compared to the same period in 2004, our revenues were favorably impacted by two basis points as a result of the exchange rate movement of the British pound as compared to the US dollar. Excluding the favorable impact of the exchange rate movement, the growth rate in revenues for the three months ended March 31, 2005 was 7%. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and there can be no assurance that the recent favorable trend in this exchange rate will not be reversed, which would have an unfavorable translation impact on our consolidated financial results.

Our operating results are driven by our ability to generate sales and improve operating efficiency. We expect to continue to report improvements in operating results and operating cash flow in 2005. Our long-term strategic plan is dependent on improving operating efficiencies during 2005. We expect higher sales volume and continued increases in operating efficiencies in our testing processes in 2005. In addition, we continually seek ways to further increase the efficiency of our operations. We continue to believe that our current level of overhead expenses is sufficient to support our planned revenue growth in 2005. Our outlook for 2005 is based in part on our renewed two-year contract with the UK government as their major provider of scrapie genotyping services, our expectation that we will be awarded a significant portion of NIJ-funded state contracts, and that our expanded sales and marketing efforts will be successful. In addition, on April 25, 2005, we committed to a plan to close our DNA testing facility located in Germantown, Maryland. We expect to complete this closure by September 30, 2005. We anticipate the closure of this facility will positively impact our operating efficiency initiatives at the end of 2005 and into 2006. We expect to incur restructuring charges in connection with this action of $2.5 million to $3.0 million in the aggregate, which includes severance and retention bonuses for employees, recruiting and training costs at our Dallas and Nashville testing facilities in connection with the transfer of work from the Germantown facility, and the impairment of assets in Germantown and Dallas.

During the fourth quarter of 2004, we reported net income allocable to common stockholders of $0.7 million. However, prior to the fourth quarter, we had never reported net income, and we had incurred losses since inception. As of March 31, 2005, we had stockholders’ equity of approximately $56.4 million, which included an accumulated deficit of approximately $298.0 million.

During the first quarter of 2004, we closed a common stock private equity financing in the amount of $26.1 million, net of closing costs. In addition, as of February 6, 2004, 100% of our redeemable convertible preferred stockholders had converted their shares of Series A Preferred Stock to common stock. In connection with the common stock private equity financing, on March 26, 2004, we filed a registration statement with the SEC covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants issued in the financing, which was declared effective on May 28, 2004. As a result of these measures, we expect to have adequate capital to fund operations at least through the next twelve months.

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

RESULTS OF OPERATIONS

Our Diagnostics business unit was considered to be a non-core asset, and was reflected as a discontinued operation for all periods presented. Accordingly, we have not included the results of operations of our Diagnostics business unit, in the results of continuing operations in any period presented. The results of operations for this business unit have been reflected in discontinued operations for all periods presented. We completed the sale of certain assets and liabilities related to our Diagnostics business unit in January 2004.

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended March 31, 2005 and 2004:

	(In thousands)		$ Change	% Change
	2005	2004
Total revenues	$14,665	$13,468	$1,197	9%
Costs of revenues	9,024	8,343	681	8%
Research and development expenses	397	417	(20)	(5)%
Marketing and sales expenses	1,778	1,726	52	3%
General and administrative expenses	4,639	7,534	(2,895)	(38)%
Restructuring and related charges	119	1,130	(1,011)	(89)%
Amortization of intangible assets	431	452	(21)	(5)%
Other income (expense)	90	(163)	253	>100%
Income tax expense	19	135	(116)	(>100)%
Loss from operations of a business sold	—	(507)	(507)	(100)%
Net loss	(1,652)	(6,939)	5,287	76%
Net loss allocable to common stockholders	(1,652)	(8,082)	6,430	80%

Revenues

Total revenues for the three months ended March 31, 2005 of approximately $14.7 million represented an increase of approximately $1.2 million as compared to revenues of approximately $13.5 million for the comparable period of 2004. Total revenues during the three months ended March 31, 2005 versus 2004 increased primarily as a result of increased service revenues from our US and UK forensic services. Revenues from our service businesses of paternity, forensic and animal and agricultural testing for the three months ended March 31, 2005 were approximately $14.5 million, as compared to approximately $13.3 million for the three months ended March 31, 2004, an increase of approximately $1.2 million, or 9%. Revenues from our UK based service business grew to approximately $6.5 million during the three months ended March 31, 2005 as compared to approximately $5.6 million during the comparable period of the prior year. We continued to see an increase in the amount of funding made available by the NIJ to various governmental and law enforcement establishments throughout the US, which contributed to us entering into or renewing several NIJ funded state contracts in 2005. We expect to experience increased testing volumes for the foreseeable future, despite the anticipated sequential slight decline in testing volumes for the first quarter of 2005 as compared to the fourth quarter of 2004. This slight decline represents the impact of the inherent seasonality in our animal testing business during the winter months.

As a result of the acquisition of Cellmark in February 2001, the acquisition of Lifecodes in December 2001, and a limited number of agreements with foreign companies, our business has become increasingly global, with international revenue representing 44% and 40% of total revenue during the three months ended March 31, 2005 and 2004, respectively. Fluctuations in foreign currency exchange rates during 2005 and 2004 had a favorable impact of two basis points on our consolidated revenues. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations be deemed to have a material economic impact on the Company, although we have not engaged in hedging activities to date.

In August of 2001, we entered into a three-year agreement with DEFRA to provide genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie. In 2004, this contract was renewed for two more years. We also signed an agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. The agreement with FAL has an initial term of five years, and the term will continue for additional one year periods thereafter unless either party gives not less than twelve months’ written notice of termination prior to the end of the then current term. It is by virtue of our relationship with FAL that we have been able to increase our revenues based on this forensic testing. Revenue for the three months ended March 31, 2005 and 2004 under these two agreements was approximately 34% and 28% of our total revenues for each period respectively.

During the three months ended March 31, 2005, we recognized approximately $0.2 million in other revenues, specifically license and grant revenues, as compared to approximately $0.2 million during the comparable period of the prior year. As a result of the strategic refocusing of our business, we do not anticipate other revenues to fluctuate significantly in the foreseeable future.

Cost of Service Revenues

Cost of service revenues was approximately $9.0 million, or 62% of service revenues, for the three months ended March 31, 2005 compared to approximately $8.3 million, or 63% of service revenues for the comparable period of the prior year. The increase in cost of service revenues primarily reflects growth in revenues from our forensic testing services business. Cost of service revenues as a percentage of service revenues remained relatively unchanged for the three months ended March 31, 2005 as compared to the same period in 2004. Our service revenue gross margin for the first quarter of 2005 was negatively impacted by the increases in testing volumes for CODIS testing services, as compared to the same period in 2004. Our CODIS testing services have slightly lower average gross margins than some of our other lines of business.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2005 were approximately $0.4 million, unchanged from the comparable period of the prior year. We expect to continue to incur research and development charges, although this is not expected to be material, as we will largely rely on the technology already used in our existing businesses.

Marketing and Sales Expenses

Marketing and sales expenses for the three months ended March 31, 2005 were approximately $1.8 million as compared to approximately $1.7 million during the comparable period of the prior year. The increase in these expenses of approximately $0.1 million was substantially related to increased spending related to our marketing and sales programs in our private paternity testing business, and our operations in the UK. As a result of the anticipated ongoing expansion of select marketing and sales initiatives, we expect our marketing and sales expenses will be higher in future periods, although actual expenses may vary due to changes in the condition of our business.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2005 were approximately $4.6 million, a decrease of approximately $2.9 million, as compared to approximately $7.5 million for the comparable period of the prior year. General and administrative expenses in the first quarter of 2004 included approximately $2.7 million primarily attributable to professional fees related to capital restructuring, equity financing and related other corporate activities. We do not expect to experience any significant fluctuations in overall general and administrative expenses in the foreseeable future.

Restructuring

Restructuring expenses for the three months ended March 31, 2005 were approximately $0.1 million, as compared to $1.1 million in the comparable period of 2004. The restructuring costs in 2005 were in the form of severance costs, and related to the restructuring and subsequent announcement to close our DNA testing facility located in Germantown, Maryland. The charge of $1.1 million recorded in the three months ended March 31, 2004 was principally a result of a change in management’s estimate as to when one of our former operating facilities in Princeton, New Jersey is expected to be subleased and the estimated discount associated with such a sublease arrangement.

Amortization of Intangible Assets

During the three months ended March 31, 2005, we recorded approximately $0.4 million of amortization of intangible assets as compared to approximately $0.5 million during the comparable period in 2004.

Interest Income

Interest income for the three months ended March 31, 2005 was approximately $0.1 million, compared to an immaterial amount during the same period of the prior year. This increase was primarily due to interest received on more cash, cash equivalent, and short-term investment balances than we had held during the three months of 2004.

Interest Expense

Interest expense for the three months ended March 31, 2005 and 2004 was not material. Interest expense continued to decline slightly as a result of reduced levels of long-term debt.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2005 was an immaterial amount, as compared to approximately $0.1 million of other expense during the prior year comparable period.

Income Tax Expense

During the three months ended March 31, 2005 and 2004, we recorded net income tax expense of $19 thousand and $0.1 million, respectively, related to our UK business, which is generating taxable income. Income tax expense in the first quarter of 2005 is net of a tax benefit that was recognized in the amount of $0.5 million. This benefit relates to the reversal of a tax reserve recorded by the Company as a result of the closing of the statute of limitations in January of 2005 for the Company’s 2002 UK tax return. This benefit offset our income tax expenses related to our UK business of approximately $0.5 million.

Discontinued Operations

We completed the sale of our Diagnostics business unit in January 2004. We recorded $0.5 million of loss from the discontinuance of the Diagnostics business unit during the three months ended March 31, 2004.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, we did not generate net income during the three months ended March 31, 2005. We reported a net loss of approximately $1.6 million for the three months ended March 31, 2005 compared to a net loss of approximately $6.9 million for the comparable period of the prior year. We also recorded dividends and accretion of Series A redeemable convertible preferred stock of approximately $1.1 million, which was included in our net loss allocable to common stockholders of approximately $8.1 million for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had approximately $24.1 million in cash and cash equivalents as compared to approximately $12.1 million as of December 31, 2004. In addition, as of March 31, 2005, we had approximately $6.0 million of short-term investments, which consisted of certificates of deposit and commercial paper. At December 31, 2004, we had approximately $18.4 million of short-term investments, which consisted of certificates of deposit, auction rate securities and commercial paper purchased. Working capital decreased to approximately $32.2 million at March 31, 2005 from approximately $33.0 million at December 31, 2004.

Sources of Liquidity

Our primary sources of liquidity have been capital raising activities, including issuances of our securities and borrowings under our credit facility. The line of credit facility we had obtained from a commercial bank in December 2002 was terminated in December 2003. We expect improvement in cash flow and profitability will result from the improved sales volume projected for 2005, as well as continued improvement in gross margins as a result of our continued focus on improving operational efficiency and capacity utilization.

The following table sets forth a quarter-over-quarter comparison of the components of our liquidity and capital resources for the three months ended March 31, 2005 and 2004:

	(In thousands)		$ Change	% Change
	2005	2004
Cash provided by (used in):
Operating activities	407	(3,159)	3,566	>100%
Investing activities	11,821	(236)	12,057	>100%
Financing activities	(100)	24,893	(24,993)	100%

Net cash provided by operations for the three months ended March 31, 2005 was approximately $0.4 million compared with net cash used in operations of $3.2 million for the comparable period in the prior year. This improvement in net cash provided by operations resulted from the additional costs incurred in the three months ended March 31, 2004 attributable to the pay down of liabilities and activities associated with our capital restructuring efforts and our increased operating efficiencies in the first quarter of 2005. Investing activities during the three months ended March 31, 2005 included $12.4 million in proceeds from the sales of our short-term securities, which was slightly offset by $0.6 million of capital expenditures related to our US and UK operations. Financing activities during the three months ended March 31, 2005 included less than $0.1 million of proceeds from the issuance of common stock, which was more than offset by approximately $0.1 million used to repay debt on our existing equipment loan line of credit.

Shelf Registration Statement

Separate from and prior to the common stock private equity financing of February 27, 2004, we filed a registration statement on Form S-3, which the SEC declared effective on May 28, 2004. This shelf registration statement permits us, from time to time, to offer and sell up to $30 million of our common stock.

Equipment Financing

At March 31, 2005, we had borrowings of approximately $0.2 million outstanding related to a loan which was entered into primarily for equipment financing. Under the loan agreement we must maintain minimum unrestricted cash, as defined in the loan agreement, equal to the greater of $35.0 million or twelve months’ cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four). Otherwise, we are required to provide a cash security deposit or letter of credit equal to an amount defined in the loan agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. As of December 31, 2001, and just prior to our March 2002 equity offering, we did not maintain the minimum unrestricted cash defined in the loan agreement. We received a waiver from our lender regarding our noncompliance with this covenant for this period. Subsequent to March 31, 2002, we did not maintain the minimum cash defined in the loan agreement. We also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter or credit under this loan agreement for the period of noncompliance through June 19, 2002. On June 19, 2002, we obtained a letter of credit in the amount of approximately $2.7 million as required by the loan agreement, which was supported by a cash restriction on certain securities held by us. During 2003, our required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because we continued to pay down our monthly obligation in accordance with the original terms of the loan line. The restricted cash amount related to this equipment line was approximately $0.2 million. This cash restriction, in addition to the cash restricted under two of our operating leases, is reflected as restricted cash in the consolidated balance sheet as of March 31, 2005 and December 31, 2004 of $2.0 million, of which approximately $1.7 million is classified as a long-term asset.

Uses of Liquidity in 2005

Throughout the remainder of 2005, we plan to continue making substantial investments in our business. In that regard, we expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples and facility expenses as well as general and administrative costs which consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. We expect to incur capital expenditures in 2005 of between $4.0 million and $5.0 million, although we may incur additional capital expenditures if opportunities arise to grow our business more aggressively. In addition, we may make investments in future acquisitions of complementary businesses or technologies, which would increase our capital expenditures. Our planned capital expenditures include costs required to restructure our Dallas facility as a result of our recent announcement to close our DNA testing facility in Germantown, Maryland.

The amounts and timing of our actual expenditures will depend upon numerous factors, including our development activities, our investments in technology, the amount of cash generated by our operations and the amount and extent of our acquisitions, if any. Actual expenditures may vary substantially from our estimates.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through the next twelve months. We do not anticipate the need to raise additional capital in 2005. However, we may need to access the capital markets for additional financing to fund future growth opportunities or to operate our ongoing business activities after a period of time if our future results of operations fall below our expectations. If so, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. We also may need additional capital if we seek to acquire other businesses or technologies.

As of December 31, 2004, our net operating loss carryforwards were approximately $227.0 million and approximately $210.0 million for Federal and state income tax purposes, respectively. If not utilized, our Federal and state tax loss carryforwards will begin to expire in 2005 and 2007, respectively. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations were triggered as a result of past financings or may be triggered as a result of future financings. This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.

Compensation Charges

In prior years, we recorded deferred compensation resulting from the granting of stock options to employees, directors, or consultants with exercise prices below the fair market value of the underlying common stock at the date of their grant. During 2004 and 2005, all stock options were granted with grant prices equal to the fair value of our common stock at the grant date. The portion of these deferred compensation amounts which resulted from grants to consultants is subject to remeasurement at the end of each reporting period based upon the changes in the fair value of our common stock until the consultant completes performance under his or her respective option agreement.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition

•	valuation of long-lived and intangible assets and goodwill

•	income taxes

•	stock-based compensation

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

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets amounted to $22.3 million as of March 31, 2005. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

Accounting for Income Taxes.

We have generated net operating losses for tax purposes since inception. As of December 31, 2004, these losses generated net operating loss carryforwards of approximately $227.0 million and $210.0 million for Federal and state income tax purposes, respectively. In addition, due to our restructuring efforts certain charges written off in the current and prior years were not deductible for income tax purposes. These differences result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities, will be recovered from future taxable income and to the extent we believe the recovery is not likely, we have established a valuation allowance.

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

Conversely, if we are profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net deferred tax assets for which a valuation has been recorded, we would record the estimated net realizable value of the net deferred tax asset at that time and would then record income taxes at a rate equal to our combined federal and state effective rate of approximately 40%.

Stock Option Compensation

We account for options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair-value basis in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. As required, we also provide pro forma net loss attributable to common stockholders and pro forma net loss attributable to common stockholders per common share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see Note 1 to our consolidated financial statements).

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” to be effective for annual periods beginning after June 15, 2005, thereby becoming effective for the Company in the first quarter of 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective method or the modified retrospective method. The Company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative methods of adoption. The adoption of SFAS No. 123R will result in material charges to the Company’s statement of operations.

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

Foreign Currency Risk

Our business derives a substantial portion of its sales from international operations. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has been favorable, though not material. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and there can be no assurance that the recent favorable trend in this exchange rate will not reverse, which would have an unfavorable translation impact on our consolidated financial results. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our principal executive and financial officers reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are adequate and effective in providing them with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the amount and timing of amortization expenses related to intangible assets over the next five years;

•	our expectation to complete the closure of the Germantown, Maryland DNA testing facility by September 30, 2005;

•	our expectation to incur restructuring charges in connection with the closure of the facility of $2.5 million to $3.0 million in the aggregate;

•	our anticipation that the closure of this facility will positively impact our operating efficiency initiatives at the end of 2005 and into 2006;

•	our intention to continue to vigorously defend claims brought against us;

•	our belief that the legal claims arising against us will not have a material effect on our financial position or results of operations;

•	our expectation that the use of our services will increase as the markets we serve continue to grow and new commercial applications evolve;

•	our expectation that the recent Congressional enactment of the President’s DNA initiative, the “Justice for All Act of 2004”, should provide increased funding over the next several years to private forensic laboratories, in order to process DNA backlogs in criminal investigations;

•	our expectation to see the positive impact of the seasonality in our scrapie business in the beginning of the second quarter of 2005, during the spring and summer months;

•	our continued expectation that our UK business will be a significant part of our business;

•	our expectation to experience continued growth in our UK business in the animal and agriculture testing through expected increases in the amount of testing we perform for DEFRA and other customers for scrapie susceptibility in sheep;

•	our expectation to continue to report improvements in operating results and operating cash flow in 2005;

•	our continued belief that our current level of overhead expenses is sufficient to support our planned revenue growth in 2005;

•	our belief that expenses will be slightly higher than 2004 levels;

•	our expectation that we will be awarded a significant portion of NIJ-funded state contracts, and that our expanded sales and marketing efforts will be successful;

•	our expectation to have adequate capital to fund operations at least through the next twelve months;

•	our expectation that we will experience increased testing volumes for the foreseeable future;

•	our anticipation that license and grant revenues will not fluctuate significantly in the foreseeable future;

•	our expectation to continue to incur research and development charges, although this is not expected to be material;

•	our expectation to not experience any significant fluctuations in overall general and administrative expenses in the foreseeable future;

•	our belief that we will continue to make substantial investments in our business;

•	our expectation of the significant uses of liquidity throughout 2005;

•	our expectation that we will incur capital expenditures in 2005 of between $4.0 million and $5.0 million; and

•	our expectation of future amounts and timing of revenues, profitability, expenses and results of operations.

In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance or achievements to be materially different from any future results expressed or implied by such forward-looking statements. Also, our business could be materially adversely affected and the trading price of our common stock could decline if any of the following risks and uncertainties develop into actual events. Such risk factors, uncertainties and the other factors include:

Risks Associated with Our Business

•	If we fail to maintain the service contracts we have with various state and governmental agencies or fail to enter into additional contracts, we would lose a significant source of revenues.

•	We currently receive more than 10% of our annual gross revenue through relationships with two customers.

•	We cannot guarantee the receipt of revenue from our government contracts.

•	Our failure to comply with applicable government and industry regulations or to maintain accreditations may affect our ability to develop, produce or market our potential products and services and may adversely affect our results of operations.

•	International sales are subject to increased costs and other risks, which could affect our revenues.

•	We had an accumulated deficit of $298.0 million as of March 31, 2005. If we fail to reach profitability and need to acquire additional capital to fund our current and future operating plans or obtain it on unfavorable terms, then we may have to take further cost-cutting measures to our operations.

•	Fluctuations in our quarterly revenues and operating results may negatively impact our stock price.

•	Future acquisitions or mergers could disrupt our ongoing operations, increase our expenses and adversely affect our revenues.

•	Our improvement of existing technologies and our ability to capture and develop future technologies to be utilized in our service offerings may not be commercially successful, which could adversely affect our revenues.

•	Our future sales and marketing efforts may not be successful in achieving our expected revenue growth.

•	We have adequate sales and marketing resources, but if our resources become limited, we may not achieve our expected revenue growth.

•	We may be held liable for any inaccuracies associated with our services, which may require us to defend ourselves in costly litigation.

•	Our ability to provide services may be seriously impaired by the occurrence of a natural disaster affecting any one of our laboratories.

•	If we cannot enter into new development or licensing agreements, we may be unable to further enhance our service offerings.

•	If our patent applications do not result in issued patents, our competitors may obtain rights to commercialize our discoveries, which would harm our competitive position.

•	Our success will depend partly on our ability to operate without misappropriating the intellectual property rights of others.

•	The scope of our issued patents may not provide us with adequate protection of our intellectual property, which would harm our competitive position.

•	We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could result in the forfeiture of these rights.

•	Other rights and measures that we rely upon to protect our intellectual property may not be adequate to protect our products and services and could reduce our ability to compete in the market.

Risks Associated with Our Common Stock

•	Future issuance of our securities may dilute the rights of our stockholders.

•	We have various mechanisms in place that you as a stockholder may not consider favorable, which may discourage takeover attempts and may prevent or frustrate attempts by stockholders to change our direction or management.

•	Our stock price has been, and likely will continue to be, volatile and your investment may suffer a decline in value.

Other risks and uncertainties are discussed elsewhere in this Quarterly Report on Form 10-Q and detailed from time to time in our periodic earnings releases and reports filed with the Securities and Exchange Commission, including those set forth under “Risk Factors - Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement dated April 25, 2005 between the Registrant and Raymond J. Land

10.2	Director Compensation Policy, effective January 1, 2004

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID BIOSCIENCES, INC.

Date: May 6, 2005	By:	/s/ Paul Kelly
Paul J. Kelly MD Chief Executive Officer (Principal Executive Officer)

Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Employment Agreement dated April 25, 2005 between the Registrant and Raymond J. Land

10.2	Director Compensation Policy, effective January 1, 2004

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.