Form 10-Q
period 2005-06-30
ORCHID CELLMARK INC
filed 2005-08-09
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30267

ORCHID CELLMARK INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3392819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4390 US Route One Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 750-2200

Orchid BioSciences, Inc.

(Former name, former address, former fiscal year, if changed since last report)

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

As of August 5, 2005, the registrant had 24,526,173 shares of common stock outstanding.

ORCHID CELLMARK INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$12,712	$12,112
Short-term investments	14,713	18,374
Restricted cash	251	251
Accounts receivable, net	11,715	14,099
Inventory	1,599	1,358
Prepaids and other current assets	1,722	1,296

Total current assets	42,712	47,490
Fixed assets, net	8,831	9,977
Goodwill	2,716	2,789
Other intangibles, net	12,324	13,285
Restricted cash	1,736	1,736
Other assets	341	345

Total assets	$68,660	$75,622

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,091	$2,603
Accrued expenses	6,565	8,504
Income tax payable	1,813	1,982
Current portion of long-term debt	85	371
Deferred revenue	912	983

Total current liabilities	12,466	14,443

Accrued restructuring, less current portion	—	1,029
Other liabilities	1,900	1,900

Total liabilities	14,366	17,372
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares; 0 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Series A junior participating preferred stock, $.001 par value. Designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 24,521,000 and 24,033,000 at June 30, 2005 and December 31, 2004, respectively	24	24
Additional paid-in capital	351,957	351,590
Accumulated other comprehensive income	2,048	2,950
Accumulated deficit	(299,735)	(296,314)

Total stockholders’ equity	54,294	58,250

Total liabilities and stockholders’ equity	$68,660	$75,622

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and Six months ended June 30, 2005 and 2004

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Service revenues	$15,738	$14,833	$30,227	$28,127
Other revenues	99	124	275	298

Total revenues	15,837	14,957	30,502	28,425

Operating expenses:
Cost of service revenues	9,042	8,206	18,066	16,549
Research and development	417	454	814	871
Marketing and sales	1,947	2,019	3,725	3,745
General and administrative	4,912	5,229	9,551	12,763
Restructuring	358	—	477	1,130
Amortization of intangible assets	430	452	861	904

Total operating expenses	17,106	16,360	33,494	35,962

Operating loss	(1,269)	(1,403)	(2,992)	(7,537)
Other income (expense):
Interest income	92	46	188	55
Interest expense	(6)	(42)	(15)	(97)
Other income (expense)	30	17	33	(100)

Total other income (expense), net	116	21	206	(142)

Loss from continuing operations before income taxes	(1,153)	(1,382)	(2,786)	(7,679)
Income tax expense	616	421	635	556

Loss from continuing operations	(1,769)	(1,803)	(3,421)	(8,235)
Discontinued operations:
Loss from operations of a business sold	—	(343)	—	(850)

Net loss	(1,769)	(2,146)	(3,421)	(9,085)
Dividends to Series A preferred shareholders	—	—	—	(14)
Accretion of Series A preferred stock discount	—	—	—	(1,129)

Net loss allocable to common stockholders	$(1,769)	$(2,146)	$(3,421)	$(10,228)

Basic and diluted loss from continuing operations per share allocable to common stockholders	$(0.07)	$(0.08)	$(0.14)	$(0.45)
Basic and diluted loss from discontinued operations per share	—	$(0.02)	—	$(0.04)

Basic and diluted net loss per share allocable to common stockholders	$(0.07)	$(0.10)	$(0.14)	$(0.49)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	24,448	22,252	24,245	20,952

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2005 and 2004

(In thousands)

(unaudited)

	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(3,421)	$(8,235)
Loss from discontinued operations	—	(850)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of asset	(7)	—
Noncash compensation expense	104	212
Depreciation and amortization	2,768	2,723
Bad debt expense	88	48
Loss on sale of investment	—	125
Changes in assets and liabilities:
Accounts receivable	2,296	(840)
Inventory	(241)	(565)
Prepaids and other current assets	(426)	(134)
Other assets	4	(156)
Accounts payable	488	(692)
Accrued expenses, including restructuring	(2,968)	6,207
Income tax payable	(169)	—
Deferred revenue	(71)	(306)
Other liabilities	—	458

Net cash used in operating activities	(1,555)	(2,005)

Cash flows from investing activities:
Capital expenditures	(1,113)	(1,259)
Proceeds from the sale of assets	49	196
Purchases of short-term investments	(11,706)	—
Maturities of short-term investments	15,374	—
Decrease in restricted cash	—	79

Net cash provided by (used in) investing activities	2,604	(984)

Cash flows from financing activities:
Net proceeds from issuance of common stock	263	26,345
Repayment of debt from line of credit	(286)	(1,246)
Payments of patent obligations	—	(1,150)

Net cash (used in) provided by financing activities	(23)	23,949

Effect of foreign currency translation on cash and cash equivalents	(426)	219

Net increase in cash and cash equivalents	600	21,179
Cash and cash equivalents at beginning of period	12,112	9,938

Cash and cash equivalents at end of period	$12,712	$31,117

Supplemental disclosure of noncash financing and investing activities:
Dividends to Series A preferred shareholders issued or issuable in common stock	$—	$14
Accretion of Series A preferred stock discount resulting from conversions and probable redemption	—	1,129
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$90	$102
Cash paid during the period for taxes	$804	$—

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Six months ended June 30, 2005

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2005:	24,033	$24	$351,590	$2,950	$(296,314)	$58,250
Comprehensive loss:
Net loss	—	—	—	—	(3,421)	(3,421)
Foreign currency translation adjustment	—	—	—	(992)	—	(992)
Unrealized gain on available-for-sale securities	—	—	—	90	—	90

Comprehensive loss	—	—	—	(902)	(3,421)	(4,323)
Issuance of common stock from exercise of stock options	60	—	263	—	—	263
Issuance of common stock from cashless exercise of warrants	428	—	—	—	—	—
Increase due to modification of stock options	—	—	104	—	—	104

Balance at June 30, 2005	24,521	$24	$351,957	$2,048	$(299,735)	$54,294

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements of Orchid Cellmark Inc., formerly known as Orchid BioSciences, Inc., and its subsidiaries (the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America (US) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (SEC).

On June 9, 2005, the Company announced that its stockholders approved a proposal to change the Company’s name from Orchid BioSciences, Inc. to Orchid Cellmark Inc. The proposal was approved at the Company’s annual meeting of stockholders on June 8, 2005. The name change to Orchid Cellmark Inc. became effective on June 15, 2005. The Company’s shares will continue to trade on the Nasdaq National Market under the symbol “ORCH”.

On January 9, 2004, the Company announced an intention to seek stockholder approval of a proposal to implement a reverse stock split ranging from 1-for-3 shares to 1-for-7 shares. On February 27, 2004, the Company obtained stockholder approval to implement the reverse stock split. On March 25, 2004, the Company announced that the Board of Directors had approved a reverse stock split ratio of 1-for-5. The Company began trading on a reverse split basis on March 31, 2004. All amounts presented in this quarterly report on Form 10-Q have been adjusted to reflect the reverse stock split on a retroactive basis.

(b) Organization and Business Activities

The Company was organized under the laws of the State of Delaware on March 8, 1995 and, since 1998, has primarily focused on products and services. The Company was a wholly owned subsidiary of Sarnoff Corporation (Sarnoff) at inception and was reduced to a majority-owned subsidiary of Sarnoff in 1995. As a result of the Company’s December 1997 financing, Sarnoff’s ownership in the Company was reduced to less than a majority.

During 2001, the Company consummated two acquisitions. On February 12, 2001, the Company acquired Cellmark Diagnostics (Cellmark), a division of AstraZeneca, and a provider of DNA testing services in the UK, which also sold kits and conducted testing for genetic diseases, including cystic fibrosis. On December 5, 2001, the Company acquired Lifecodes Corporation (Lifecodes), a provider of DNA testing for forensics and paternity in the US, as well as donor transplantation matching.

The Company reported operating income during the third and fourth quarters of 2004 of $0.2 million and $0.6 million, respectively. Prior to the third quarter of 2004, the Company had not reported operating income, and prior to the second quarter of 2004, the Company had never reported positive cash flow from operations. The Company did not report operating income for the first quarter of 2005. However, the Company did report positive cash flow from operations for the first quarter 2005. There is no assurance that operating income can be sustained, or that positive cash flows can be achieved for any other periods or, if achieved, could be sustained on a continuing basis. The Company’s accumulated deficit aggregated $299.7 million at June 30, 2005. The Company expects that its existing cash on hand, cash equivalents and short-term investments will be sufficient to fund the Company’s operations at least through the next twelve months. On February 27, 2004, the Company consummated a common stock private equity financing with gross proceeds of $30.3 million (net amount of $26.1 million, after fees paid to investment bankers and other expenses of the financing).

On January 8, 2004, the Company sent formal notice to holders of its Series A convertible preferred stock calling for the redemption of all outstanding Series A redeemable convertible preferred stock no later than February 6, 2004. All holders of Series A convertible preferred stock converted their shares to common stock prior to the redemption date.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2005 and 2004

(c) Consolidated Financial Statements

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in US financial institutions and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company also maintains $2.0 million of restricted cash as of June 30, 2005 (see Note 8).

(e) Short-Term Investments

Short-term investments consist of commercial paper, auction rate securities and certificates of deposit with original maturities greater than three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its short-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices at June 30, 2005. Cost is determined on a specific identification basis.

A decline in market value of any available-for-sale security below cost that is deemed to be other than temporary is recognized in the statement of operations as an impairment of the security. Auction rate securities consist of various preferred share investments currently held with an investment advisor. At December 31, 2004, cost approximated market value for such securities and the related maturities were considered to extend beyond December 31, 2005. The Company disposed of all such securities during the first quarter of 2005.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2005 and 2004

(i) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment (as previously defined in that Opinion). In accordance with SFAS 144, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2005 and 2004

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

Had the Company determined compensation cost for options based on the fair value method for 2005 and 2004 for its stock options, the Company’s net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net loss allocable to common stockholders:
As reported	$(1,769)	$(2,146)	$(3,421)	$(10,228)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	—	—	104	212
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(249)	(217)	(621)	(464)

Pro forma under SFAS 123	$(2,018)	$(2,363)	$(3,938)	$(10,480)

Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.07)	$(0.10)	$(0.14)	$(0.49)
Pro forma under SFAS 123	(0.08)	(0.11)	(0.16)	(0.50)

The fair market value of stock options is estimated on the grant date using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model:

	Three and six months ended June 30
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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2005 and 2004

(o) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values because of the short maturity of these instruments. The interest rates on short-term debt and capital leases approximate rates for similar types of borrowing arrangements at June 30, 2005 and December 31, 2004, and therefore, the fair value of the short-term debt and capital leases approximate the carrying value at June 30, 2005 and December 31, 2004.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

(2) Inventory

Inventory is comprised of the following at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$908	$931
Work in progress	690	394
Finished goods	1	33

	$1,599	$1,358

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping and to manufacture consumables. Work in progress consists mainly of case work not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2005 and 2004

(3) Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Base technology	$5,980	$(2,746)	$3,234	$5,980	$(2,477)	$3,503
Customer lists	5,040	(2,426)	2,614	5,040	(2,142)	2,898
Trademark/tradename	3,946	(1,497)	2,449	3,946	(1,276)	2,670
Patents and know-how	4,895	(1,110)	3,785	4,895	(922)	3,973
Other	743	(501)	242	743	(502)	241

Totals	$20,604	$(8,280)	$12,324	$20,604	$(7,319)	$13,285

The Company has estimated the following useful lives as it relates to intangible assets acquired in connection with the 2001 acquisition of Lifecodes as follows:

Useful Life
Trademark/tradename	10
Patents and know-how	12
Developed technology	10
Other intangibles	3

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows (in thousands):

Six months ended December 31, 2005	$849
2006	1,699
2007	1,699
2008	1,699
2009	1,699

The following table sets forth the activity during the six months ended June 30, 2005 as it relates to goodwill (in thousands):

Balance as of December 31, 2004	$2,789
Other (due to the effect of foreign currency translation)	(73)

Balance as of June 30, 2005	$2,716

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2005 and 2004

(4) Accrued Expenses

Accrued expenses are comprised of the following at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Employee compensation	$1,620	$1,720
Current portion of patent obligations	150	150
Royalties on licensed technology	447	746
Restructuring, current portion	238	819
Professional fees	1,324	2,136
VAT and other taxes	1,937	2,133
Other	849	800

	$6,565	$8,504

(5) Income Taxes

During each of the six months ended June 30, 2005 and June 30, 2004, the Company recognized income tax expense of $0.6 million. Income tax expense in the first six months of 2005 is net of a tax benefit that was recognized in the amount of $0.5 million. This benefit relates to the reversal of a tax reserve recorded by the Company as a result of the closing of the statute of limitations in January of 2005.

(6) Restructuring

During the six months ended June 30, 2005, the Company incurred $0.5 million in restructuring charges. Approximately $0.3 million related to employee severance costs resulting from workforce reductions in the corporate office and the Company’s operating facilities in Germantown, Maryland. In addition to the workforce reduction costs, approximately $0.2 million of charges were incurred related to the Germantown, Maryland closure.

During the six months ended June 30, 2004, the Company recognized $1.1 million in restructuring charges related to one of the Company’s former operating facilities in Princeton, New Jersey. The charge was a result of a change in management’s estimate as to when this facility was expected to be subleased and the estimated discount associated with such a sublease arrangement. On May 18, 2005, the Company executed a settlement agreement with the lessor of one of the Company’s former operating facilities in Princeton, New Jersey to exit the lease prior to the expiration date.

As of June 30, 2005 and December 31, 2004, the Company had $0.2 million and $1.8 million, respectively, in restructuring accruals outstanding, of which approximately $0 and approximately $1.0 million, respectively, is classified as a long-term liability. The most significant remaining liability relates to severance.

A summary of the restructuring activity is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2004	$—	$1,848	$1,848
Additional reserve recorded in the six months ended June 30, 2005	477	—	477
Cash payments in the six months ended June 30, 2005	(271)	(1,816)	(2,087)

Restructuring liability as of June 30, 2005	$206	$32	$238

The Company expects the remaining costs related to the workforce reduction to be paid in the second half of 2005. The Company expects restructuring costs related to the consolidation of its facilities to total $2.5 to $3.0 million.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2005 and 2004

On January 21, 2004, pursuant to the terms of an Asset Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes, Tepnel, Tepnel North America Corporation, a wholly-owned subsidiary of Tepnel, and Tepnel Lifecodes Corporation, a wholly-owned subsidiary of Tepnel North America Corporation, as amended, a Business Purchase Agreement dated as of October 30, 2003 among the Company, Orchid BioSciences Europe Limited, a wholly-owned subsidiary of the Company, Tepnel and Tepnel Diagnostics Limited, a wholly-owned subsidiary of Tepnel, as amended, and a Share Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes, Tepnel and Tepnel Diagnostics Limited, as amended, Tepnel completed its acquisition of certain assets and liabilities of the Company’s Diagnostics business unit. The aggregate purchase price was $3.5 million in cash, of which $0.5 million was held in escrow, subject to certain post-closing adjustments. The Company and Tepnel selected a neutral third party auditor to determine the final sale amount based on the provisions of the sale agreement, and the neutral auditor completed its assessment during the second quarter of 2004. The Company accrued for the amount attributable to the final sale amount based on the neutral auditor assessment and included those charges in the loss from discontinued operations for the six months ended June 30, 2004. During the third quarter of 2004, the Company and Tepnel reached a final settlement. The settlement included the release of the existing escrow to Tepnel, and an additional cash payment by the Company to Tepnel in the amount of approximately $0.4 million. The total cash settlement was less than the neutral auditor assessment, and as a result, the Company recorded income from discontinued operations during the three months ended September 30, 2004. At December 31, 2004, the loss from discontinued operations also included an adjustment recorded in the fourth quarter in connection with a separate shared services agreement between the two parties. The Company believes there are no further obligations related to this settlement or the shared services agreement, and the Company has included all amounts in the income (loss) from discontinued operations for the year ended December 31, 2004.

In connection with the sale of these assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which lease was assigned to Tepnel. The Company recorded the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities, which is included in other long-term liabilities in the accompanying consolidated balance sheet as of June 30, 2005 and December 31, 2004 accordingly. See Note 11 for further discussion of this matter.

In accordance with the provisions of SFAS 144, the results of operations of the Diagnostics business unit held for sale has been reflected in discontinued operations. The losses from discontinued operations for the six months ended June 30, 2005 and 2004, respectively, consists of the following (in thousands):

	2005	2004
Revenues	$—	$508
Costs of products and services revenues	—	616

Gross margin	—	(108)
Research and development	—	122
Selling and marketing	—	126
General and administrative	—	151
Other	—	343

Net loss	$—	$(850)

(8) Debt

In December 1998, the Company entered into a $6.0 million equipment loan line, which was secured by the purchased equipment. The equipment loan line availability expired in 1999. In December 2000, the Company amended the loan line and established a new borrowing base of $8.0 million. The amended loan line expired in December 2001. At June 30, 2005 and December 31, 2004, the Company had $0.1 million and $0.4 million outstanding under this arrangement, respectively. On June 19, 2002, the Company obtained a letter of credit in the amount of approximately $2.7 million as required by the amended line of credit, which was supported by a cash restriction on certain securities held by the Company.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2005 and 2004

During 2003, the Company’s required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because the Company continued to pay down its monthly obligation in accordance with the original terms of the loan line. The restricted cash amount related to this agreement has been reduced accordingly as of December 31, 2004 to approximately $0.2 million. This cash restriction, in addition to cash restricted under two of the Company’s operating leases and one government contract is reflected as restricted cash in the amount of $2.0 million in the consolidated balance sheet as of June 30, 2005 and December 31, 2004, of which approximately $1.7 million was classified as a long-term asset. In May 2004, the Company obtained a letter of credit in the amount of approximately $0.8 million as required by a line of credit it entered into as required by the terms of a new government contract.

All borrowings under the equipment loan line are to be repaid in monthly principal installments plus interest over 48 months from the date of funding, with the final 15% of the original principal amount due in a balloon payment at the end of the loan term. At June 30, 2005 and December 31, 2004, annual interest rates on the seven draws range from 9.16% to 11.66%. During 1999, in connection with this arrangement, warrants to purchase 4,178 shares of common stock were granted at the time of the borrowings with exercise prices, which ranged from $22.50 to $61.25 per share. The fair value of these warrants of approximately $0.1 million, as determined using a Black-Scholes option pricing model, was recorded as debt issuance costs and is being amortized over the term of the debt.

Short-term debt is comprised of the following at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Equipment loan line secured by purchased equipment	$81	$359
Capital lease obligations and other long-term debt	4	12

Total	$85	$371

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

For the three months ended June 30, 2005, the Company generated approximately $5.9 million, or 38% of its total revenues, through agreements with two contractors. These contractors generated approximately $4.3 million, or 31% of the Company’s total revenues, during the three months ended June 30, 2004. For the six months ended June 30, 2005, the Company generated approximately $10.9 million, or 36% of its total revenues, through agreements with two contractors. These contractors generated approximately $8.0 million, or 28% of the Company’s total revenues, during the six months ended June 30, 2004.

The Company has significant international operations, primarily in the UK. During the three months ended June 30, 2005 and 2004, the Company recorded revenues from international customers of approximately $7.5 million and $5.8 million, respectively, or 47% and 39%, respectively, of total revenues. Two customers represented approximately 80% and 73% of total international revenues for the three months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, the Company recorded revenues from international customers of approximately $13.9 million, and $11.2 million, or 46% and 39%, respectively, of total revenues. Contracts with two customers accounted for approximately 78% and 72% of total international revenues for the six months ended June 30, 2005 and 2004, respectively.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2005 and 2004

(10) Redeemable Convertible Preferred Stock and Common Stock

Common Stock Offering

On February 26, 2004, the Company entered into definitive agreements with new and existing institutional investors to raise approximately $30.3 million in gross proceeds ($26.1 million after direct transaction costs) in a common stock private equity financing. Pursuant to the agreements, the Company sold approximately 3.2 million shares of common stock at $9.60 per share and granted the investors four-year warrants to purchase an additional 0.6 million shares of the Company’s common stock at an exercise price of $13.20 per share. All of these warrants were outstanding at June 30, 2005. The transaction closed on February 27, 2004. The securities issued in this transaction were registered for sale on a Form S-3, which was declared effective on May 28, 2004, covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants.

Redeemable Convertible Preferred Stock

On March 31, 2003, the Company completed a private placement of 1,600 Units, with each unit consisting of one share of Series A redeemable convertible preferred stock (Series A Preferred Stock) and a warrant to purchase shares of the Company’s common stock, which resulted in net proceeds of $16.0 million. The warrants are exercisable at any time after the first anniversary of the issuance date through the fifth anniversary of the issuance date at an exercise price equal to $2.25 per share, and may be exercised via a cashless exercise from the second anniversary of the issuance date through the fifth anniversary of the issuance date. At June 30, 2005, 0.5 million warrants related to this transaction were outstanding. The Company also issued an additional 75 Units to a banker as a fee for this transaction. The 75 Units, valued at $0.8 million were recorded as a reduction to the carrying value of the Series A Preferred Stock as of the transaction date. The warrants associated with the 75 Units issued to the banker in this transaction were valued in the aggregate at $0.1 million, based on the Black-Scholes option-pricing model, and were also recorded as a reduction to the carrying value of the Series A Preferred Stock as of the transaction date. The warrants associated with the Units sold to the investors were valued at approximately $2.9 million, based on the Black-Scholes option-pricing model, and recorded as a reduction in the carrying amount of the Series A Preferred Stock that was issued and an increase to additional paid-in capital.

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

Other Warrants

The Company also had warrants outstanding to purchase 0.2 million shares of the Company’s common stock at June 30, 2005 and December 31, 2004 at a weighted average exercise price of $17.82.

(11) Commitments and Contingencies

The Company leases office and laboratory facilities under noncancelable operating lease arrangements. Future minimum rental commitments required by such leases as of June 30, 2005 are as follows (in thousands):

Six months ending December 31, 2005	$974
2006	1,260
2007	884
2008	530
2009	285
Thereafter	2,854

$6,787

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2005 and 2004

On May 18, 2005, the Company executed a settlement agreement with the lessor of one of the Company’s former operating facilities in Princeton, New Jersey to exit the lease prior to the expiration date. The lease originally expired on December 31, 2008. The Company paid approximately $1.4 million to settle the lease, and does not expect any significant future obligations in connection with this lease. The amount paid had been previously accrued for in a prior period.

In connection with the Company’s acquisition of certain patents in 2002 and 2001, the Company assumed obligations to pay future amounts over the next three years. The obligations have been recorded in the accompanying consolidated balance sheet as of June 30, 2005 at the net present value of the future obligations. The payments, which are to be made to the original patent holders, are as follows (in thousands):

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

In connection with the sale of assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities. At June 30, 2005 and December 31, 2004, the fair value of the guarantee remained $1.6 million and is included in other liabilities. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to sub leasing the space, and discounted the expected rents for a potential sublease of the space. The lease terminates in April of 2010. Minimum rents under the assigned lease total approximately $4.2 million.

(12) Legal Proceedings

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2005 and 2004

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

The Company is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October, 2002. By their complaint, Plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed Plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with Plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount. At this time, the parties await the outcome of a hearing held on July 5, 6 and 7, 2005, which is expected to determine the interpretation of the claims in the subject patents.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our revenues are predominately generated from services provided to our customers that relate to the completion of DNA testing. Our costs and expenses consist of costs of service revenues, research and development expense, marketing and sales expense, general and administrative expenses and other income and expense. Costs of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, and facility expenses. Research and development expenses consist primarily of salaries and related costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing and enhancement of our products. Marketing and sales expenses consists of salaries and benefits for salespeople within our Company and all related costs of selling and marketing our products and services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, and other corporate expenses. Other income and expense, net consists principally of interest income and interest expense.

Our operating results improved for the three and six months ended June 30, 2005 as compared to the same period in 2004. Overall, for the three months ended June 30, 2005, as compared to 2004, we increased total revenues 6% and reduced the net loss allocable to common stockholders to $1.8 million from $2.1 million in the comparable period in 2004, but experienced a decline in gross margin from 45 to 43 percent. Our gross margins were negatively impacted by the increases in testing volumes for our US Combined DNA Index System, or CODIS, testing services, as compared to the same period in 2004. Our CODIS testing services have slightly lower average gross margins than some of our other lines of business. For the six months ended June 30, 2005, as compared to 2004, we increased total revenues by 7% and reduced loss from continuing operations before income taxes by $4.9 million, although we did experience a decline in gross margins from 42 to 41 percent. The increase in service revenue of 6% for the three months ended June 30, 2005, as compared to the same period of 2004, was driven by increases in our forensic testing volumes, specifically related to our CODIS testing services, and our UK forensic testing services. These increases were offset by decreases in volume in our non-CODIS US forensic businesses. The decline was primarily due to the delays in the timing of the release of bid requests by states and municipalities for outsourced forensics DNA testing under fiscal year 2004 National Institute of Justice, or NIJ, funding, which experienced a slow start in the first half of 2005. We expect the release of these bid requests to increase substantially in the second half of 2005, which will give us the opportunity to bid on them.

Our revenues for forensic testing services in the US are dependent in part on the amount and timing of federal funding for forensic DNA testing through the NIJ, as well as our bid success rate. In 2004 and for the first six months of 2005, we continued to see an increase in the amount of funding made available by the NIJ to various governmental and law enforcement establishments around the US. Partly as a result of increased funding, we successfully entered into or renewed several NIJ-funded state contracts in 2004. In addition, we expect that the recent Congressional enactment of the President’s

DNA Initiative, the “Justice for All Act of 2004”, should provide increased funding over the next several years to private forensic laboratories, in order to process DNA backlogs in criminal investigations. The legislation authorizes an infusion of more than $1 billion in federal funds over the next five years to eliminate the current backlog of unanalyzed DNA evidence languishing in police department evidence rooms, to afford greater access to DNA testing by convicted offenders and to enable expansion of the CODIS database.

We launched two new services in the second quarter of 2005. These services are part of our family relationship testing services. The first service provides customers with a means to preserve the DNA profile of their relatives, and the second allows Native American tribes to confirm the genetic lineage of individuals seeking tribal enrollment. We expect revenues from these new services to continue to increase for the remainder of 2005.

Our operations in the UK provided all of our animal and agricultural testing services, in addition to a portion of our family relationship and forensic DNA testing services, and accounted for 47% and 46% of our total revenues for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2005, 80% and 78%, respectively, of our UK revenues were derived through agreements with two contractors, the Department of Environmental, Food and Rural Affairs, or DEFRA, and the Forensic Alliance Ltd., or FAL. In June of 2004, the DEFRA contract was renewed for two more years. The contract with FAL was executed in July of 2002 with an initial term of five years, and the contract will continue for additional one year periods thereafter unless either party gives not less than twelve months’ written notice of termination prior to the end of the then current term. We continue to expect our UK business to be a significant part of our business.

For the three months ended June 30, 2005 as compared to the same period in 2004, our revenues were favorably impacted by less than one basis point as a result of the exchange rate movement of the British pound as compared to the US dollar. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and there can be no assurance that the recent favorable trend in this exchange rate will not be reversed, which would have an unfavorable translation impact on our consolidated financial results.

Our operating results are driven by our ability to generate sales and improve operating efficiency. We expect to continue to report improvements in operating results and operating cash flow in 2005. Our long-term strategic plan is dependent on improving operating efficiencies during 2005. We expect higher sales volume and continued increases in operating efficiencies in our testing processes in 2005. In addition, we continually seek ways to further increase the efficiency of our operations. We continue to believe that our current level of overhead expenses as a percentage of revenue is sufficient to support our planned revenue growth in 2005. Our outlook for 2005 is based in part on our renewed two-year contract with the UK government as their major provider of scrapie genotyping services, our expectation that we will be awarded a significant portion of NIJ-funded state contracts and that our expanded sales and marketing efforts will be successful. In addition, on April 25, 2005, we committed to a plan to close our DNA testing facility located in Germantown, Maryland. We expect to complete this closure by September 30, 2005. We anticipate that the closure of this facility and the consolidation of our forensic casework testing services into a new specifically designed facility in Dallas, Texas should serve our capacity needs in forensic testing for at least the next five years and, will deliver improved operational efficiency. We expect to incur restructuring charges in connection with this action of $2.5 million to $3.0 million in the aggregate in 2005, which includes severance and retention bonuses for employees and recruiting and training costs at our Dallas, Texas and Nashville, Tennessee testing facilities in connection with the transfer of work from the Germantown facility.

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

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended June 30, 2005 and 2004:

	(In thousands)		$ Change	% Change
	2005	2004
Total revenues	$15,837	$14,957	$880	6%
Costs of revenues	9,042	8,206	836	10%
Research and development expenses	417	454	(37)	(8)%
Marketing and sales expenses	1,947	2,019	(72)	(4)%
General and administrative expenses	4,912	5,229	(317)	(6)%
Restructuring and related charges	358	—	358	100%
Amortization of intangible assets	430	452	(22)	(5)%
Other income	116	21	95	>100%
Income tax expense	616	421	195	46%
Loss from operations of a business sold	—	(343)	343	100%
Net loss	(1,769)	(2,146)	377	18%
Net loss allocable to common stockholders	(1,769)	(2,146)	377	18%

For the three months ended June 30, 2005 and 2004:

Revenues

Total revenues for the three months ended June 30, 2005 of approximately $15.8 million represented an increase of approximately $0.8 million as compared to revenues of approximately $15.0 million for the comparable period of 2004. Total revenues increased during the three months ended June 30, 2005 versus 2004 primarily as a result of increases in our US CODIS testing volumes, and increased testing volume in our UK forensic business. Revenues from our service businesses of family relationship, forensic and agricultural testing for the three months ended June 30, 2005 were approximately $15.7 million, as compared to approximately $14.8 million for the three months ended June 30, 2004, an increase of approximately $0.9 million, or 6%. This is primarily due to the increases in our US CODIS testing volumes, and increased testing volumes in our UK forensic business, partially offset by a decline in our testing volumes related to our non-CODIS US forensic services. The decline was primarily due to the delays in the timing of the release of bid requests by states and municipalities for outsourced forensics DNA testing under fiscal year 2004 NIJ funding. We expect the release of these bid requests to increase substantially in the second half of 2005 which will give us the opportunity to bid on them. Revenues from our UK based service business grew to approximately $7.5 million during the three months ended June 30, 2005 as compared to approximately $5.8 million during the comparable period of the prior year primarily due to increased revenue in our UK forensic testing area.

International revenue represented 47% and 39% of total revenue during the three months ended June 30, 2005 and 2004, respectively. Fluctuations in foreign currency exchange rates during 2005 and 2004 had an impact of less than one basis point on our consolidated revenues. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations be deemed to have a material economic impact on the Company, although we have not engaged in hedging activities to date.

In August of 2001, we entered into a three-year agreement with DEFRA to provide genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie. In 2004, this contract was renewed for two more years. We also signed an agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. The agreement with FAL has an initial term of five years, and the contract will continue for additional one year periods thereafter unless either party gives not less than twelve months’ written notice of termination prior to the end of the then current term. It is by virtue of our relationship with FAL that we have been able to increase our forensic testing revenues in the UK. Revenues for the three months ended June 30, 2005 and 2004 under these two agreements was approximately 38% and 28% of our total revenues for each period, respectively.

During the three months ended June 30, 2005, we recognized approximately $0.1 million in other revenues, specifically license and grant revenues, as compared to approximately $0.1 million during the comparable period of the prior year. As a result of the strategic refocusing of our business, we do not anticipate other revenues to fluctuate significantly in the foreseeable future.

Cost of Service Revenues and Gross Margin

Cost of service revenues was approximately $9.0 million, or 57% of service revenues, for the three months ended June 30, 2005 compared to approximately $8.2 million, or 55% of service revenues for the comparable period of the prior year. The increase in cost of service revenues primarily reflects growth in revenues from our forensic testing services business. Cost of service revenues as a percentage of service revenues increased for the three months ended June 30, 2005 as compared to the same period in 2004. Our service revenue gross margin for the second quarter of 2005 was negatively impacted by the increases in testing volumes for CODIS testing services, as compared to the same period in 2004. Our CODIS testing services have lower average gross margins than some of our other lines of business.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2005 were approximately $0.4 million, unchanged from the comparable period of the prior year. We expect to continue to incur research and development charges, although this is not expected to be material, as we will largely rely on the technology already used in our existing businesses.

Marketing and Sales Expenses

Marketing and sales expenses for the three months ended June 30, 2005 were approximately $1.9 million as compared to approximately $2.0 million during the comparable period of the prior year. The slight decrease in these expenses of approximately $0.1 million was substantially related to a decline in marketing and sales costs in the US and UK, which was partially offset by the addition of the business development group in the fourth quarter of 2004. As a result of the anticipated ongoing expansion of select marketing and sales initiatives, we expect our marketing and sales expenses will be higher in future periods, although actual expenses may vary due to changes in the condition of our business.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2005 were approximately $4.9 million, a decrease of approximately $0.3 million, as compared to approximately $5.2 million for the comparable period of the prior year. This decrease was primarily driven by a decline in legal fees offset by an increase in other professional fees. We do not expect to experience any significant fluctuations in overall general and administrative expenses in the foreseeable future.

Restructuring

Restructuring expenses for the three months ended June 30, 2005 were approximately $0.4 million, as compared to zero expenses in the comparable period of 2004. The restructuring expenses in the second quarter of 2005, in the amount of $0.3 million, were primarily for employee severance costs related to workforce reductions in the corporate office and the Company’s Germantown, Maryland facility. In addition, approximately $0.1 million of charges were incurred related to the Germantown, Maryland closure and transfer of production to our Dallas facility.

Amortization of Intangible Assets

During the three months ended June 30, 2005, we recorded approximately $0.4 million of amortization of intangible assets as compared to approximately $0.5 million during the comparable period in 2004.

Interest Income

Interest income for the three months ended June 30, 2005 was approximately $0.1 million, compared to an immaterial amount during the same period of the prior year. This increase was primarily due to interest received on more cash, cash equivalent, and short-term investment balances than we had held during the three months ended June 30, 2004.

Interest Expense

Interest expense for the three months ended June 30, 2005 and 2004 was an immaterial amount. Interest expense continued to decline slightly as a result of reduced levels of long-term debt.

Other Income (Expense)

Total other income for the three months ended June 30, 2005 and 2004 was an immaterial amount.

Income Tax Expense

During the three months ended June 30, 2005 and 2004, we recorded net income tax expense of $0.6 million and $0.4 million, respectively, related to our UK business, which is generating taxable income.

Discontinued Operations

We completed the sale of our Diagnostics business unit in January 2004. We recorded $0.3 million of loss from the discontinuance of the Diagnostics business unit during the three months ended June 30, 2004.

Net Loss and Net Loss Allocable to Common Stockholders

We reported a net loss of approximately $1.8 million for the three months ended June 30, 2005 compared to a net loss of approximately $2.1 million for the comparable period of the prior year.

The following table sets forth a comparison of the components of our net loss for the six months ended June 30, 2005 and 2004:

	(In thousands)		$ Change	% Change
	2005	2004
Total revenues	$30,502	$28,425	$2,077	7%
Costs of revenues	18,066	16,549	1,517	9%
Research and development expenses	814	871	(57)	(7)%
Marketing and sales expenses	3,725	3,745	(20)	(1)%
General and administrative expenses	9,551	12,763	(3,212)	(25)%
Restructuring and related charges	477	1,130	(653)	(58)%
Amortization of intangible assets	861	904	(43)	(5)%
Other income (expense)	206	(142)	348	>100%
Income tax expense	635	556	79	14%
Loss from operations of a business sold	—	(850)	850	100%
Net loss	(3,421)	(9,085)	5,664	62%
Net loss allocable to common stockholders	(3,421)	(10,228)	6,807	67%

For the six months ended June 30, 2005 and 2004:

Revenues

Total revenues for the six months ended June 30, 2005 of approximately $30.5 million represented an increase of approximately $2.1 million as compared to revenues of approximately $28.4 million for the comparable period of 2004. Total revenues during the six months ended June 30, 2005 versus 2004 increased primarily as a result of increases in our US CODIS testing volumes, and increased testing volume in our UK forensic business.

Revenues from our service businesses of family relationship, forensic and animal and agricultural testing for the six months ended June 30, 2005 were approximately $30.2 million, as compared to approximately $28.1 million for the six months ended June 30, 2004, an increase of approximately $2.1 million, or 7%. Revenues from our UK based service business grew to approximately $13.9 million during the six months ended June 30, 2005 as compared to approximately $11.2 million during the comparable period of the prior year. This increase was offset by a decline in our testing volumes related to our non-CODIS US forensic business. The decline was primarily due to the delays in the timing of the release of bid requests by states and municipalities for outsourced forensics DNA testing under fiscal year 2004 NIJ funding. We expect the release of these bid requests to increase substantially in the second half of 2005 which will give us the opportunity to bid on them.

International revenue represented 46% and 39% of total revenue during the six months ended June 30, 2005 and 2004, respectively. Fluctuations in foreign currency exchange rates during 2005 and 2004 had an impact of less than one basis points on our consolidated revenues. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations be deemed to have a material economic impact on the Company, although we have not engaged in hedging activities to date.

In August of 2001, we entered into a three-year agreement with DEFRA to provide genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie. In 2004, this contract was renewed for two more years. We also signed an agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. The agreement with FAL has an initial term of five years, and the contract will continue for additional one year periods thereafter unless either party gives not less than twelve months’ written notice of termination prior to the end of the then current term. It is by virtue of our relationship with FAL that we have been able to increase our forensic testing revenues in the UK. Revenue for the six months ended June 30, 2005 and 2004 under these two agreements was approximately 36% and 28% of our total revenues for each period, respectively.

During the six months ended June 30, 2005, we recognized approximately $0.3 million in other revenues, specifically license and grant revenues, as compared to approximately $0.3 million during the comparable period of the prior year. As a result of the strategic refocusing of our business, we do not anticipate other revenues to fluctuate significantly in the foreseeable future.

Cost of Service Revenues and Gross Margin

Cost of service revenues was approximately $18.1 million, or 60% of service revenues, for the six months ended June 30, 2005 compared to approximately $16.5 million, or 59% of service revenues for the comparable period of the prior year. The increase in cost of service revenues primarily reflects growth in revenues from our forensic testing services business. Cost of service revenues as a percentage of service revenues increased for the six months ended June 30, 2005 as compared to the same period in 2004. Our service revenue gross margin for the six months of 2005 was negatively impacted by the increases in testing volumes for CODIS testing services, as compared to the same period in 2004. Our CODIS testing services have lower average gross margins than some of our other lines of business.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2005 were approximately $0.8 million, compared to $0.9 million for the comparable period of the prior year. We expect to continue to incur research and development charges, although this is not expected to be material, as we will largely rely on the technology already used in our existing businesses.

Marketing and Sales Expenses

Marketing and sales expenses for the six months ended June 30, 2005 were approximately $3.7 million as compared to approximately $3.7 million during the comparable period of the prior year.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2005 were approximately $9.6 million, a decrease of approximately $3.2 million, as compared to approximately $12.8 million for the comparable period of the prior year. General and administrative expenses for the six months ended June 30, 2004 included approximately $2.7 million primarily attributable to professional fees related to capital restructuring, equity financing and related other corporate activities. We do not expect to experience any significant fluctuations in overall general and administrative expenses in the foreseeable future.

Restructuring

Restructuring expenses for the six months ended June 30, 2005 were approximately $0.5 million, as compared to $1.1 million in the comparable period of 2004. During the first six months ended June 30, 2005, the Company recognized $0.4 million in restructuring charges, primarily for employee severance costs related to workforce reductions in the corporate office as well as charges related to the closure of the Germantown, Maryland facility. In addition, approximately $0.1 million of charges were incurred related to the Germantown, Maryland closure and transfer of production to our Dallas facility. The charge of $1.1 million recorded in the six months ended June 30, 2004 was principally a result of a change in management’s estimate as to when one of our former operating facilities in Princeton, New Jersey was expected to be subleased and the estimated discount associated with such a sublease arrangement. On May 18, 2005, we executed a settlement agreement with the lessor of one of our former operating facilities in Princeton, New Jersey to exit the lease prior to the expiration date.

Amortization of Intangible Assets

During the six months ended June 30, 2005, we recorded approximately $0.9 million of amortization of intangible assets as compared to approximately $0.9 million during the comparable period in 2004.

Interest Income

Interest income for the six months ended June 30, 2005 was approximately $0.2 million, compared to an immaterial amount during the same period of the prior year. This increase was primarily due to interest received on more cash, cash equivalent, and short-term investment balances than we had held during the first six months of 2004.

Interest Expense

Interest expense for the six months ended June 30, 2005 and 2004 was not material. Interest expense continued to decline slightly as a result of reduced levels of long-term debt.

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2005 was an immaterial amount, as compared to approximately $0.1 million of other expense during the prior year comparable period.

Income Tax Expense

During the six months ended June 30, 2005 and 2004, we recorded net income tax expense of $0.6 million, related to our UK business, which is generating taxable income. Income tax expense for the six months ended June 30, 2005 is net of a tax benefit that was recognized in the amount of $0.5 million. This benefit relates to the reversal of a tax reserve recorded by the Company as a result of the closing of the statute of limitations in January of 2005. This benefit partially offset our income tax expense related to our UK business of approximately $0.9 million.

Discontinued Operations

We completed the sale of our Diagnostics business unit in January 2004. We recorded $0.9 million of loss from the discontinuance of the Diagnostics business unit during the six months ended June 30, 2004.

Net Loss and Net Loss Allocable to Common Stockholders

We reported a net loss of approximately $3.4 million for the six months ended June 30, 2005 compared to a net loss of approximately $9.1 million for the comparable period of the prior year. We also recorded dividends and accretion of Series A redeemable convertible preferred stock of approximately $1.1 million, which was included in our net loss allocable to common stockholders of approximately $10.2 million for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had approximately $12.7 million in cash and cash equivalents as compared to approximately $12.1 million as of December 31, 2004. In addition, as of June 30, 2005, we had approximately $14.7 million of short-term investments, which consisted of certificates of deposit and commercial paper. At December 31, 2004, we had approximately $18.4 million of short-term investments, which consisted of certificates of deposit, auction rate securities and commercial paper. Working capital decreased to approximately $30.2 million at June 30, 2005 from approximately $33.0 million at December 31, 2004.

Sources of Liquidity

Our primary sources of liquidity have been capital raising activities and issuances of our securities. We expect improvement in cash flow and profitability will result from the improved sales volume projected for 2005.

The following table sets forth a quarter-over-quarter comparison of the components of our liquidity and capital resources for the six months ended June 30, 2005 and 2004:

	(In thousands)		$ Change	% Change
	2005	2004
Cash provided by (used in):
Operating activities	(1,555)	(2,005)	450	22%
Investing activities	2,604	(984)	3,588	>100%
Financing activities	(23)	23,949	(23,972)	(100)%

Net cash used in operations for the six months ended June 30, 2005 was approximately $1.6 million compared with net cash used in operations of $2.0 million for the comparable period in the prior year. This improvement in net cash used in operations resulted from the additional costs incurred in the three months ended June 30, 2004 attributable to the pay down of liabilities and activities associated with our capital restructuring efforts and our increased operating efficiencies in the first quarter of 2005. Investing activities during the six months ended June 30, 2005 included the net impact of the sale and purchase of our short-term investments of $3.7 million, which was slightly offset by $1.1 million of capital expenditures related to our US and UK operations. Financing activities during the six months ended June 30, 2005 included $0.3 million of proceeds from the issuance of common stock, offset by approximately $0.3 million used to repay debt on our existing equipment loan line of credit.

Shelf Registration Statement

Separate from and prior to the common stock private equity financing of February 27, 2004, we filed a registration statement on Form S-3, which the SEC declared effective on May 28, 2004. This shelf registration statement permits us, from time to time, to offer and sell up to $30 million of our common stock.

Equipment Financing

At June 30, 2005, we had borrowings of approximately $0.1 million outstanding related to a loan which was entered into primarily for equipment financing. Under the loan agreement we must maintain minimum unrestricted cash, as defined in the loan agreement, equal to the greater of $35.0 million or twelve months’ cash needs (calculated by taking the trailing three months net cash used in operations multiplied by four). Otherwise, we are required to provide a cash security deposit or letter of credit equal to an amount defined in the loan agreement, not to exceed 50% of outstanding amounts on draws made in or subsequent to December 2000. As of December 31, 2001, and just prior to our March 2002 equity offering, we did not maintain the minimum unrestricted cash defined in the loan agreement. We received a waiver from our lender regarding our noncompliance with this covenant for this period. Subsequent to March 31, 2002, we did not maintain the minimum cash defined in the loan agreement. We also received written notice from the lender stating that the lender waived the financial covenant violation as a result of not maintaining a pledge of cash security deposit or letter or credit under this loan agreement for the period of noncompliance through June 19, 2002. On June 19, 2002, we obtained a letter of credit in the amount of approximately $2.7 million as required by the loan agreement, which was supported by a cash restriction on certain securities held by us. During 2003, our required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because we continued to pay down our monthly obligation in accordance with the original terms of the loan line. The restricted cash amount related to this equipment line was approximately $0.2 million. This cash restriction, in addition to the cash restricted under two of our operating leases, is reflected as restricted cash in the consolidated balance sheet as of June 30, 2005 and December 31, 2004 of $2.0 million, of which approximately $1.7 million is classified as a long-term asset.

Uses of Liquidity in 2005

Throughout the remainder of 2005, we plan to continue making substantial investments in our business. In that regard, we expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples and facility expenses as well as general and administrative costs which consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. We expect to incur capital expenditures in 2005 of between $4.0 million and $5.0 million, although we may incur additional capital expenditures if opportunities arise to grow our business more aggressively. In addition, we may make investments in future acquisitions of complementary businesses or technologies, which would increase our capital expenditures. Our planned capital expenditures include costs required to restructure our Dallas facility as a result of our recent announcement to close our DNA testing facility in Germantown, Maryland and to relocate all of our CODIS testing to our Nashville, Tennessee facility.

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

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets amounted to $21.2 million as of June 30, 2005. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment to be effective for annual periods beginning after June 15, 2005, thereby becoming effective for the Company in the first quarter of 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective method or the modified retrospective method. The Company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative methods of adoption. The adoption of SFAS No. 123R will result in material charges to the Company’s statement of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents and short-term investments, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. We have a certain amount of long-term debt recorded on our books. The interest rates applicable to such debt are not variable with respect to market conditions.

Foreign Currency Risk

Our business derives a substantial portion of its sales from international operations. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has been favorable, though not material. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and there can be no assurance that the recent favorable trend in this exchange rate will not reverse, which would have an unfavorable translation impact on our consolidated financial results. We believe that we partially mitigate our foreign currency risk by having facilities located in the United Kingdom and Canada, which means that our costs are often denominated in the same currency as our service revenues. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our principal executive and financial officers reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are adequate and effective in providing them with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the amount and timing of amortization expenses related to intangible assets over the next five years;

•	our expectation to incur costs relating to our workforce reduction in the second half of 2005;

•	our expectation not to have any significant future obligations in connection with the lease settled in Princeton, NJ;

•	our expectation that the hearing in connection with the Enzo litigation will determine the interpretation of the claims in the subject patents;

•	our expectation to complete the closure of the Germantown, Maryland DNA testing facility by September 30, 2005;

•	our expectation to incur restructuring charges in connection with the closure of the facility of $2.5 million to $3.0 million in the aggregate;

•	our anticipation that the closure of our Germantown, Maryland facility and the consolidation of our forensic testing services into a new specifically designed facility should serve our capacity needs in forensic testing for at least the next five years and will improve our operating efficiency;

•	our intention to continue to vigorously defend claims brought against us;

•	our belief that the legal claims arising against us will not have a material effect on our financial position or results of operations;

•	our expectation that the use of our services will increase as the markets we serve continue to grow and new commercial applications evolve;

•	our expectation that the recent Congressional enactment of the President’s DNA initiative, the “Justice for All Act of 2004”, should provide increased funding over the next several years to private forensic laboratories, in order to process DNA backlogs in criminal investigations;

•	our expectation that bids by states and municipalities will increase substantially in the second half of 2005;

•	our expectation that our sales and marketing expenses will be higher in future periods;

•	our expectation that we do not need to raise additional capital in 2005 to fund current operations;

•	our expectation as to improvement in cash flow and profitability resulting from the improved sales projected for 2005;

•	our expectation that revenues from our new services will continue to increase for the remainder of 2005;

•	our continued expectation that our UK business will be a significant part of our business;

•	our expectation to continue to report improvements in operating results and operating cash flow in 2005;

•	our continued belief that our current level of overhead expenses as a percentage of sales is sufficient to support our planned revenue growth in 2005;

•	our expectation as to higher sales volume and continued increases in operating efficiencies during 2005;

•	our expectation that we will be awarded a significant portion of NIJ-funded state contracts, and that our expanded sales and marketing efforts will be successful;

•	our expectation to have adequate capital to fund operations at least through the next twelve months;

•	our expectation that we will experience increased testing volumes for the foreseeable future;

•	our anticipation that license and grant revenues will not fluctuate significantly in the foreseeable future;

•	our expectation to continue to incur research and development charges;

•	our expectation to not experience any significant fluctuations in overall general and administrative expenses in the foreseeable future;

•	our belief that we will continue to make substantial investments in our business;

•	our expectation of the significant uses of liquidity throughout 2005;

•	our expectation that international sales may continue to represent a significant portion of our revenues;

•	our expectation that we will incur capital expenditures in 2005 of between $4.0 million and $5.0 million; and

•	our expectation of future amounts and timing of revenues, profitability, expenses and results of operations.

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

Risks Associated with Our Business

•	We currently receive more than 10% of our annual gross revenue through relationships with each of two customers, FAL and DEFRA.

•	If we fail to maintain the service contracts we have with FAL or DEFRA, or with various other state and governmental agencies or fail to enter into additional contracts, we would lose a significant source of revenues.

•	We cannot guarantee the receipt of revenue from our government contracts.

•	Our failure to comply with applicable government and industry regulations or to maintain accreditations may affect our ability to develop, produce or market our potential products and services and may adversely affect our results of operations.

•	International sales are subject to increased costs and other risks, which could affect our revenues.

•	We had an accumulated deficit of $299.7 million as of June 30, 2005. If we fail to reach profitability, we may need to acquire additional capital to fund our current and future operating plans. If we are able to obtain it on unfavorable terms, then we may have to implement further cost-cutting measures to our operations.

•	Fluctuations in our quarterly revenues and operating results may negatively impact our stock price.

•	Future acquisitions or mergers could disrupt our ongoing operations, increase our expenses and adversely affect our revenues.

•	We may not be successful in the improving, acquiring or developing future technologies to be utilized in our service offerings, and these technologies may not be commercially successful, which could adversely affect our revenues.

•	Our future sales and marketing efforts may not result in our expected revenue growth.

•	While we have adequate sales and marketing resources, if these resources become limited, we may not achieve our expected revenue growth.

•	We may be held liable for any inaccuracies associated with our services, which may require us to defend ourselves in costly litigation.

•	Our ability to provide services may be seriously impaired by the occurrence of a natural disaster affecting any one of our laboratories.

•	If we cannot enter into new development or licensing agreements, we may be unable to further enhance our service offerings.

•	If our patent applications do not result in issued patents, our competitors may obtain rights to commercialize our intellectual property, which would harm our competitive position.

•	Our success will depend partly on our ability to operate without misappropriating the intellectual property rights of others.

•	The scope of our issued patents may not provide us with adequate protection of our intellectual property, which would harm our competitive position.

•	We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could result in the forfeiture of these rights.

•	Other rights and measures that we rely upon to protect our intellectual property may not be adequate to protect our products and services and could reduce our ability to compete in the market.

Risks Associated with Our Common Stock

•	Future issuance of our securities may dilute the rights of our stockholders.

•	We have various mechanisms in place that you as a stockholder may not consider favorable, which may discourage takeover attempts and may prevent or frustrate attempts by stockholders to change our direction or management.

•	Our stock price has been, and likely will continue to be, volatile and your investment may suffer a decline in value.

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

We are a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al. The case was filed in October, 2002 and is in the discovery phase. By their complaint, Plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed Plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with Plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit, which is allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount. At this time, the parties await the outcome of a hearing held on July 5, 6 and 7, 2005, which is expected to determine the interpretation of the claims in the subject patents.

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

Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders on June 8, 2005, our stockholders: (i) elected two directors, Paul J. Kelly, MD and Gordon Wasserman, as Class II Directors to serve three-year terms expiring in 2008; (ii) approved an amendment to our Certificate of Incorporation to change the company’s name from Orchid BioSciences, Inc. to Orchid Cellmark Inc.; (iii) approved the Amended and Restated 2005 Stock Plan; and (iv) ratified of the appointment of KPMG LLP as our independent public accounting firm for the fiscal year ending December 31, 2005.

The following table sets forth information regarding the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the Nasdaq Stock Market, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers (broker non-votes). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders meeting. The election of directors was decided by plurality of the votes cast and withholding authority to vote for a nominee for director and abstentions had no effect on the outcome of the vote. The proposal to approve an amendment to our Certificate of Incorporation to change the company’s name from Orchid BioSciences, Inc. to Orchid Cellmark Inc. required the affirmative vote of a majority of the shares of our outstanding common stock and broker non-votes and abstentions counted as votes against this proposal. The proposals to approve the Amended and Restated 2005 Stock Plan and to ratify the appointment of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2005 each required the affirmative vote of a majority of shares of common stock voted affirmatively or negatively at the meeting on the matter. Abstentions with respect to proposals 1, 3 and 4 had no effect on the outcome of the vote. However, abstentions on proposal 2 would have been counted as votes against the proposal.

Proposals:	For	Against or Withheld	Abstentions
(i) election of directors
Paul J. Kelly, MD	18,394,056	1,592,607	Not Applicable
Gordon Wasserman	19,415,222	571,441	Not Applicable
(ii) proposal to approve the amendment of our Certificate of Incorporation to change the company’s name from Orchid BioSciences, Inc. to Orchid Cellmark Inc.	19,891,231	75,704	19,728
(iii) proposal to approve the Amended and Restated 2005 Stock Plan	8,327,086	1,208,611	33,712
(iv) proposal to ratify the appointment of KPMG LLP as our independent public accountants for the current fiscal year	19,609,347	351,691	25,625

Paul J. Kelly, MD, and Gordon Wasserman will serve as Class II directors until 2008. In addition to the above directors, the following directors continue to serve on the board of directors: George F. Poste, DVM, PhD, Sidney M. Hecht, Ph.D., Kenneth D. Noonan, Ph.D., James Beery and Nicole S. Williams.

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

ORCHID CELLMARK INC.

Date: August 9, 2005	By:	/s/ Raymond J. Land
Raymond J. Land SVP and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.