Form 10-Q
period 2005-09-30
ORCHID CELLMARK INC
filed 2005-11-09
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2005, the registrant had 24,543,098 shares of common stock outstanding.

ORCHID CELLMARK INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$18,439	$12,112
Short-term investments	6,091	18,374
Restricted cash	251	251
Accounts receivable, net	12,204	14,099
Inventory	1,472	1,358
Prepaids and other current assets	2,164	1,296

Total current assets	40,621	47,490
Fixed assets, net	9,275	9,977
Goodwill	2,691	2,789
Other intangibles, net	11,865	13,285
Restricted cash	1,736	1,736
Other assets	346	345

Total assets	$66,534	$75,622

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,915	$2,603
Accrued expenses	8,488	8,504
Income tax payable	2,196	1,982
Current portion of long-term debt	—	371
Deferred revenue	1,018	983

Total current liabilities	14,617	14,443

Accrued restructuring, less current portion	—	1,029
Other liabilities	1,620	1,900

Total liabilities	16,237	17,372
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Series A redeemable convertible preferred stock, $0.001 par value. Designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 24,543,000 and 24,033,000 shares at September 30, 2005 and December 31, 2004, respectively	24	24
Additional paid-in capital	352,031	351,590
Accumulated other comprehensive income	1,745	2,950
Accumulated deficit	(303,503)	(296,314)

Total stockholders’ equity	50,297	58,250

Total liabilities and stockholders’ equity	$66,534	$75,622

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and nine months ended September 30, 2005 and 2004

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Service revenues	$16,264	$16,354	$46,495	$44,481
Other revenues	156	93	431	391

Total revenues	16,420	16,447	46,926	44,872

Operating expenses:
Cost of service revenues	9,523	9,266	27,590	25,815
Research and development	376	426	1,190	1,297
Marketing and sales	2,464	1,634	6,189	5,379
General and administrative	4,829	4,497	14,383	17,260
Impairment	214	—	214	—
Restructuring	1,423	—	1,900	1,130
Amortization of intangible assets	428	448	1,289	1,352

Total operating expenses	19,257	16,271	52,755	52,233

Operating income (loss)	(2,837)	176	(5,829)	(7,361)
Other income (expense):
Interest income	38	85	226	140
Interest expense	(66)	(28)	(81)	(125)
Other income (expense)	52	150	85	50

Total other income (expense), net	24	207	230	65

Income (loss) from continuing operations before income taxes	(2,813)	383	(5,599)	(7,296)
Income tax expense	955	1,022	1,590	1,578

Loss from continuing operations	(3,768)	(639)	(7,189)	(8,874)
Discontinued operations:
Income (loss) from operations of a business sold	—	244	—	(606)

Net loss	(3,768)	(395)	(7,189)	(9,480)
Dividends to Series A preferred shareholders	—	—	—	(14)
Accretion of Series A preferred stock discount	—	—	—	(1,129)

Net loss allocable to common stockholders	$(3,768)	$(395)	$(7,189)	$(10,623)

Basic and diluted loss from continuing operations per share allocable to common stockholders	$(0.15)	$(0.03)	$(0.30)	$(0.47)
Basic and diluted income (loss) from discontinued operations per share	—	0.01	—	(0.03)

Basic and diluted net loss per share allocable to common stockholders	$(0.15)	$(0.02)	$(0.30)	$(0.50)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	24,533	22,359	24,342	21,423

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2005 and 2004

(In thousands)

(unaudited)

	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(7,189)	$(8,874)
Loss from discontinued operations	—	(606)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of asset	(7)	—
Noncash compensation expense	104	212
Depreciation and amortization	4,122	4,204
Impairment	214	—
Bad debt expense	116	72
Loss of sale of investment	—	125
Changes in assets and liabilities:
Accounts receivable	1,779	(1,049)
Inventory	(114)	(350)
Prepaids and other current assets	(868)	(287)
Other assets	(1)	(121)
Accounts payable	312	(1,837)
Accrued expenses, including restructuring	(1,045)	5,419
Income tax payable	214	1,389
Deferred revenue	35	(243)
Other liabilities	(130)	308

Net cash used in operating activities	(2,458)	(1,638)

Cash flows from investing activities:
Capital expenditures	(2,800)	(2,183)
Proceeds from the sale of assets	49	196
Purchases of short-term investments	(22,379)	(5,980)
Maturities of short-term investments	34,723	—
Decrease in restricted cash	—	79

Net cash provided by (used in) investing activities	9,593	(7,888)

Cash flows from financing activities:
Net proceeds from issuance of common stock	337	26,717
Repayment of debt from line of credit	(371)	(1,649)
Payments of patent obligations	(150)	(1,300)

Net cash (used in) provided by financing activities	(184)	23,768

Effect of foreign currency translation on cash and cash equivalents	(624)	380

Net increase in cash and cash equivalents	6,327	14,622
Cash and cash equivalents at beginning of period	12,112	9,938

Cash and cash equivalents at end of period	$18,439	$24,560

Supplemental disclosure of noncash financing and investing activities:
Dividends to Series A preferred shareholders issued or issuable in common stock	$—	$14
Issuance of common stock for conversion of the redeemable preferred stock	—	3,897
Accretion of Series A preferred stock discount resulting from conversions and probable redemption	—	1,129
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$81	$126
Cash paid during the period for taxes	$1,175	$—

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Nine months ended September 30, 2005

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2005:	24,033	$24	$351,590	$2,950	$(296,314)	$58,250
Comprehensive loss:
Net loss	—	—	—	—	(7,189)	(7,189)
Foreign currency translation adjustment	—	—	—	(1,267)	—	(1,267)
Unrealized gain on available-for-sale securities	—	—	—	62	—	62

Comprehensive loss						(8,394)
Issuance of common stock from exercise of stock options	81	—	337	—	—	337
Issuance of common stock from cashless exercise of warrants	429	—	—	—	—	—
Increase due to modification of stock options	—	—	104	—	—	104

Balance at September 30, 2005	24,543	$24	$352,031	$1,745	$(303,503)	$50,297

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements of Orchid Cellmark Inc., formerly known as Orchid Biosciences, Inc., and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (SEC).

On June 9, 2005, the Company announced that its stockholders had approved a proposal to change the Company’s name from Orchid Biosciences, Inc. to Orchid Cellmark Inc. The proposal was approved at the Company’s annual meeting of stockholders on June 8, 2005. The name change to Orchid Cellmark Inc. became effective on June 15, 2005. The Company’s shares continue to trade on the NASDAQ National Market under the symbol “ORCH.”

On January 9, 2004, the Company announced an intention to seek stockholder approval of a proposal to implement a reverse stock split ranging from 1-for-3 shares to 1-for-7 shares. On February 27, 2004, the Company obtained stockholder approval to implement the reverse stock split. On March 25, 2004, the Company announced that the Board of Directors had approved a reverse stock split ratio of 1-for-5. The Company’s common stock began trading on a reverse split basis on March 31, 2004. All amounts presented in this quarterly report on Form 10-Q have been adjusted to reflect the reverse stock split on a retroactive basis.

(b) Organization and Business Activities

The Company was organized under the laws of the State of Delaware on March 8, 1995 and, since 1998, has primarily focused on products and services. The Company was a wholly-owned subsidiary of Sarnoff Corporation (Sarnoff) at inception and was reduced to a majority-owned subsidiary of Sarnoff in 1995. As a result of the Company’s December 1997 financing, Sarnoff’s ownership in the Company was reduced to less than a majority.

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

The Company reported operating income during the third and fourth quarters of 2004 of $0.2 million and $0.6 million, respectively. Prior to the third quarter of 2004, the Company had not reported operating income, and prior to the second quarter of 2004, the Company had never reported positive cash flow from operations. The Company did not report operating income for the first nine months of 2005. However, the Company did report positive cash flow from operations for the first quarter of 2005. There is no assurance that operating income can be sustained or that positive cash flows can be achieved for any other periods or, if achieved, could be sustained on a continuing basis. The Company’s accumulated deficit aggregated $303.5 million at September 30, 2005. The Company expects that its existing cash on hand, cash equivalents and short-term investments will be sufficient to fund the Company’s operations at least through the next twelve months.

On January 8, 2004, the Company sent formal notice to holders of its Series A redeemable convertible preferred stock calling for the redemption of all outstanding Series A redeemable convertible preferred stock no later than February 6, 2004. All holders of Series A redeemable convertible preferred stock converted their shares to common stock prior to the redemption date.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(c) Consolidated Financial Statements

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in US financial institutions and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company also maintains $2.0 million of restricted cash as of September 30, 2005 (see Note 8).

(e) Short-Term Investments

Short-term investments consist of commercial paper, auction rate securities and certificates of deposit with purchased maturities greater than three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its short-term investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices at September 30, 2005. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. A decline in market value of any available-for-sale security below cost that is deemed to be other than temporary is reported as other expense.

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

(h) Business Combinations, Goodwill and Intangible Assets

On July 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations, and on January 1, 2002 fully adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually.

Goodwill represents the excess purchase price over fair value of net assets acquired in a business combination. Intangible assets acquired as a result of a business combination are recorded at their fair value at the acquisition date. Intangible assets acquired individually are recorded at their acquisition cost. Prior to the full adoption of SFAS No. 142, goodwill was amortized like other intangible assets. Other intangible assets are amortized on a straight-line basis over their estimated useful lives.

(i) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment (as previously defined in that Opinion). In accordance with SFAS No. 144, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

(j) Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on net operating loss and credit carryforwards and the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. In certain situations, a taxing authority may challenge positions that the Company has adopted in the income tax filings. Accordingly, the Company may apply different tax treatment for these selected transactions in filing its tax return than for income tax financial reporting purposes. The Company regularly assesses its position for such transactions and includes reserves for those differences in position, if appropriate. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

(k) Revenue Recognition

The Company recognizes DNA laboratory services revenues at the time test results are completed and reported. Deferred revenues represent the unearned portion of payments received in advance of tests being completed and reported. Unbilled receivables represents revenues which have been earned on completed and reported tests, but have not been billed to the customer. The Company had no unbilled receivables at September 30, 2005. Revenues from license arrangements, including license fees creditable against future royalty obligations of the licensee, are recognized when an arrangement is entered into if the Company has no significant continuing involvement under the terms of the arrangement. If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period. Management has made estimates and assumptions relating to the performance period, which are subject to change. Changes in these estimates and assumptions could affect the amount of revenues from licenses reported in any given period. Revenues from research and development agreements are recognized when related research expenses are incurred and when the Company has satisfied specific obligations under the terms of the respective agreements.

(l) Research and Development

Costs incurred for research and product development, including salaries, related personnel costs and fees paid to consultants and outside service providers are expensed as incurred. In addition, the Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements. Costs incurred in obtaining technology licenses and developing software is charged to research and development expense if the technology or the software has not reached technological feasibility.

(m) Stock-Based Compensation

The Company accounts for its stock-based compensation to employees and members of the Board of Directors in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market price (estimated fair value prior to the initial public offering (IPO) in May 2000) of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to provide pro forma net loss and net loss per share disclosures for stock-based compensation as if the fair value method defined in SFAS No. 123 had been applied. Pro forma net loss and net loss per share disclosures for stock-based compensation have been prepared as if the fair value method had been applied in periods subsequent to the Company’s

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

IPO and as if the minimum value method had been applied prior to the Company’s IPO, as the Company was not a public registrant prior to its IPO. As required by SFAS No. 123, transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair value basis in accordance with SFAS No. 123 and related interpretations.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

Had the Company determined compensation cost for options based on the fair value method for 2005 and 2004 for its stock options under SFAS No. 123, the Company’s net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net loss allocable to common stockholders:
As reported	$(3,768)	$(395)	$(7,189)	$(10,623)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	—	—	104	212
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(232)	(225)	(749)	(689)

Pro forma under SFAS No. 123	$(4,000)	$(620)	$(7,834)	$(11,100)

Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.15)	$(0.02)	$(0.30)	$(0.50)
Pro forma under SFAS No. 123	(0.16)	(0.03)	(0.32)	(0.52)

The fair market value of stock options is estimated on the grant date using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Risk-free interest rate	3.88%	4.75%	3.88%	4.75%
Volatility	80%	90%	85%	90%
Expected option life	5 years	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%	0%

(n) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(o) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The interest rates on capital leases approximate rates for similar types of borrowing arrangements at September 30, 2005, and therefore, the fair value of the capital leases approximate the carrying value at September 30, 2005.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(p) Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options and warrants which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. In addition, during the nine months ended September 30, 2004, the dilutive effect of the mandatorily redeemable convertible preferred stock was not included because it would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period are equal. For the nine months ended September 30, 2004, the Company has reflected $1.1 million relating to dividends and the accretion of Series A preferred stock discount as a component of the net loss allocable to common stockholders.

(q) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, to be effective for the first annual period beginning after June 15, 2005, thereby becoming effective for the Company in the first quarter of 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on the grant date. The new standard may be adopted using either the modified prospective method or the modified retrospective method. The Company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative methods of adoption. The adoption of SFAS No. 123R will result in material charges to the Company’s statement of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

(2) Inventory

Inventory is comprised of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$875	$931
Work in progress	596	394
Finished goods	1	33

	$1,472	$1,358

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping and to manufacture consumables. Work in progress consists mainly of case work not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(3) Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Base technology	$5,980	$(2,876)	$3,104	$5,980	$(2,477)	$3,503
Customer lists	5,040	(2,559)	2,481	5,040	(2,142)	2,898
Trademark/tradename	3,946	(1,600)	2,346	3,946	(1,276)	2,670
Patents and know-how	4,895	(1,203)	3,692	4,895	(922)	3,973
Other	743	(501)	242	743	(502)	241

Totals	$20,604	$(8,739)	$11,865	$20,604	$(7,319)	$13,285

The Company has estimated the following useful lives as it relates to intangible assets as follows:

Useful Life
Trademark/tradename	10
Patents and know-how	12
Developed technology	10
Other intangibles	3

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows (in thousands):

Three months ended December 31, 2005	$425
2006	1,699
2007	1,699
2008	1,699
2009	1,699

The following table sets forth the activity during the nine months ended September 30, 2005 as it relates to goodwill (in thousands):

Balance as of December 31, 2004	$2,789
Other (due to the effect of foreign currency translation)	(98)

Balance as of September 30, 2005	$2,691

Upon full adoption of SFAS No. 142 in 2002, the Company was required to perform an assessment as of January 1, 2002 of whether goodwill was impaired at the date of adoption. The Company performed this assessment and determined that goodwill was not impaired. The Company has also performed an annual assessment of goodwill as required, subsequent to the adoption of the provisions of SFAS No. 142, and concluded that goodwill was not impaired.

(4) Accrued Expenses

Accrued expenses are comprised of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Employee compensation	$1,868	$1,720
Current portion of patent obligations	150	150
Royalties on licensed technology	500	746
Restructuring, current portion	1,153	819
Professional fees	1,678	2,136
VAT and other taxes	2,267	2,133
Other	872	800

	$8,488	$8,504

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(5) Income Taxes

During each of the nine months ended September 30, 2005 and September 30, 2004, the Company recognized income tax expense of $1.6 million. Income tax expense in the first nine months of 2005 is net of a tax benefit that was recognized in the amount of $0.5 million. This benefit relates to the Company’s reversal of a tax reserve as a result of the closing of the statute of limitations in January of 2005 for the Company’s 2002 UK tax return.

(6) Restructuring

During the nine months ended September 30, 2005, the Company incurred $1.9 million in restructuring charges. Approximately $1.2 million related to employee severance costs resulting from workforce reductions in the corporate office and the Company’s operating facilities in Germantown, Maryland. In addition to the workforce reduction costs, approximately $0.7 million of charges were incurred related to the closure of its Germantown, Maryland facility.

During the nine months ended September 30, 2004, the Company recognized $1.1 million in restructuring charges related to one of the Company’s former operating facilities in Princeton, New Jersey. The charge was a result of a change in management’s estimate as to when this facility was expected to be subleased and the estimated discount associated with such a sublease arrangement. On May 18, 2005, the Company executed a settlement agreement with the lessor of one of the Company’s former operating facilities in Princeton, New Jersey to exit the lease prior to the expiration date.

As of September 30, 2005 and December 31, 2004, the Company had $1.2 million and $1.8 million, respectively, in restructuring accruals outstanding, of which approximately $0 and approximately $1.0 million, respectively, is classified as a long-term liability. The most significant remaining liability relates to severance.

A summary of the restructuring activity is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2004	$—	$1,848	$1,848
Additional reserve recorded in the nine months ended September 30, 2005	1,220	680	1,900
Cash payments in the nine months ended September 30, 2005	(778)	(1,817)	(2,595)

Restructuring liability as of September 30, 2005	$442	$711	$1,153

The Company expects the remaining costs related to the workforce reduction to be paid in 2005. The facility costs represent the present value of the minimum future lease payments for the Germantown, Maryland facility. The lease expires in October of 2007.

(7) Discontinued Operations

During the year ended December 31, 2002, the Company made the decision to sell its Diagnostics business unit. This decision was made after an internal evaluation of the strategic direction of the Company was performed. The Company decided to focus its efforts on the service businesses where it offers paternity, forensic and animal and agricultural testing.

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

In connection with the sale of these assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which lease was assigned to Tepnel. The Company recorded the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities. The fair value of the guarantee is included in other long-term liabilities in the accompanying consolidated balance sheet as of September 30, 2005 and December 31, 2004, in the amounts of $1.5 million and $1.6 million, respectively. The Company included $0.1 million of income in other income (expense) for the three months ended September 30, 2005 which represents the change in the fair value of the outstanding liability. See Note 11 for further discussion of this matter.

In accordance with the provisions of SFAS No. 144, the results of operations of the Diagnostics business unit held for sale has been reflected in discontinued operations. The income (losses) from discontinued operations for the three and nine months ended September 30, 2004, consists of the following (in thousands):

	For the three months ended September 30, 2004	For the nine months ended September 30, 2004
Revenues	$—	$508
Costs of products and services revenues	—	616

Gross margin	—	(108)
Research and development	—	122
Selling and marketing	—	126
General and administrative	—	151

Operating loss	—	(507)
Other income (loss)	244	(99)

Net income (loss)	$244	$(606)

(8) Debt

In December 1998, the Company entered into a $6.0 million equipment loan line, which was secured by the purchased equipment. The availability under the equipment loan line expired in 1999. In December 2000, the Company amended the loan line and established a new borrowing base of $8.0 million. The amended loan line expired in December 2001. During the three months ended September 30, 2005, the Company paid the loan in full. At September 30, 2005 and December 31, 2004, the Company had $0 and $0.4 million outstanding under this arrangement, respectively.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In June 2002, the Company obtained a letter of credit in the amount of approximately $2.7 million as required by the amended line of credit, which was supported by restricted cash. During 2003, the Company’s required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because the Company continued to pay down its monthly obligation in accordance with the original terms of the loan line. The restricted cash amount related to this agreement was reduced as of December 31, 2004 to approximately $0.2 million. This cash restriction, in addition to cash restricted under two of the Company’s operating leases and one government contract, is reflected as restricted cash in the amount of $2.0 million in the consolidated balance sheet as of September 30, 2005 and December 31, 2004, of which approximately $1.7 million was classified as a long-term asset. In May 2004, the Company obtained a letter of credit in the amount of approximately $0.8 million as required by a line of credit it entered into as required by the terms of a new government contract.

Long-term debt is comprised of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Equipment loan line secured by purchased equipment	$—	$359
Capital lease obligations and other long-term debt	—	12

Total	$—	$371

(9) Segment Information

From its inception in 1995, the Company has engaged in several different technologies and businesses that it has since elected to exit. On December 19, 2002, the Company sold its Life Sciences instrumentation business and related assets to Beckman Coulter, Inc., or BCI, and during the year ended December 31, 2002, the Company made the decision to sell the Diagnostics business unit. In January 2004, the Company completed the sale of certain assets related to its Diagnostics products and services to Tepnel. Subsequent to these actions and decisions, the Company determined that it operated its business under one segment, the development and delivery of genetic testing services, or genotyping that generates information related to genetic susceptibility, uniqueness, or the genetic variability that distinguishes one organism from another.

For the three months ended September 30, 2005, the Company generated approximately $6.8 million, or 41% of its total revenues, through agreements with two contractors. These contractors generated approximately $5.9 million, or 36% of the Company’s total revenues, during the three months ended September 30, 2004. For the nine months ended September 30, 2005, the Company generated approximately $17.7 million, or 38% of its total revenues, through agreements with two contractors. These contractors generated approximately $13.9 million, or 31% of the Company’s total revenues, during the nine months ended September 30, 2004.

The Company has significant international operations, primarily in the UK. During the three months ended September 30, 2005 and 2004, the Company recorded revenues from international customers of approximately $8.5 million and $7.5 million, respectively, or 52% and 46%, respectively, of total revenues. Two customers represented approximately 79% and 78% of total international revenues for the three months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 and 2004, the Company recorded revenues from international customers of approximately $22.4 million, and $18.7 million, or 48% and 42%, respectively, of total revenues. Contracts with two customers accounted for approximately 79% and 74% of total international revenues for the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005 and December 31, 2004, the Company’s net assets located at its international operations aggregated $17.1 million and $16.8 million, respectively. In addition, the Company has long-lived assets of approximately $7.0 million and $7.9 million located in the UK at September 30, 2005 and December 31, 2004, respectively.

(10) Redeemable Convertible Preferred Stock and Common Stock

Common Stock Offering

On February 26, 2004, the Company entered into definitive agreements with new and existing institutional investors to raise approximately $30.3 million in gross proceeds ($26.1 million after direct transaction costs) in a common stock private equity financing. Pursuant to the agreements, the Company sold approximately 3.2 million shares of common stock at $9.60 per share and granted the investors four-year warrants to purchase an additional 0.6 million shares of the Company’s common stock at an exercise price of $13.20 per share. All of these warrants were outstanding at September 30, 2005. The transaction closed on February 27, 2004. The securities issued in this transaction were registered for sale on a Form S-3, which was declared effective on May 28, 2004, covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Redeemable Convertible Preferred Stock

On March 31, 2003, the Company completed a private placement of 1,600 Units, with each unit consisting of one share of Series A redeemable convertible preferred stock (Series A Preferred Stock) and a warrant to purchase shares of the Company’s common stock, which resulted in net proceeds of $16.0 million. The warrants are exercisable at any time after the first anniversary of the issuance date through the fifth anniversary of the issuance date at an exercise price equal to $2.25 per share, and may be exercised via a cashless exercise from the second anniversary of the issuance date through the fifth anniversary of the issuance date. At September 30, 2005, 0.5 million warrants related to this transaction were outstanding.

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

Other Warrants

The Company also had warrants outstanding to purchase 0.2 million shares of the Company’s common stock at September 30, 2005 and December 31, 2004 at a weighted average exercise price of $17.82.

(11) Commitments and Contingencies

The Company leases office and laboratory facilities under noncancelable operating lease arrangements. Future minimum rental commitments required by such leases as of September 30, 2005 are as follows (in thousands):

Three months ending December 31, 2005	$521
2006	1,600
2007	1,241
2008	890
2009	792
Thereafter	4,195

$9,329

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The payments, which are to be made to the original patent holders, are as follows (in thousands):

Three months ending December 31, 2005	$—
2006	150
2007	150

Total	300
Less current portion	150

Future obligations, less current portion	$150

Under the amended terms of a supply agreement with BCI, the Company was committed to purchase from BCI a minimum amount of materials and supplies in the amount of $0.6 million during 2003, $0.7 million during 2004 and $1.3 million during 2005. If BCI failed to provide the Company with such materials and supplies meeting the specifications under the supply agreement on three consecutive purchase orders or five purchase orders in any 12-month period, the Company had the right to terminate the supply agreement without further payments. In accordance with the agreement, on May 18, 2004, the Company informed BCI it had terminated the agreement, as BCI has been unable to supply the Company with materials and supplies that meet the required specifications. BCI believes that they are not in breach of the agreement, and that the Company remains committed to its minimum purchase obligations. The Company believes it has no existing liabilities owed to BCI relating to any minimum purchase arrangements.

In connection with the sale of assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities. At September 30, 2005 and December 31, 2004, the fair value of the guarantee in the amount of $1.5 million and $1.6 million, respectively, is included in other liabilities. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to subleasing the space, and discounted the expected rents for a potential sublease of the space. The lease terminates in April of 2010. Minimum rents under the assigned lease total approximately $4.2 million. The Company included $0.1 million of income in other income (expense) for the three months ended September 30, 2005 which represents the change in the fair value of the outstanding liability.

(12) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of its former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with the Company’s May 5, 2000 IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. The Company believes that the allegations are without merit and has, and intends to continue to, vigorously defend itself against Plaintiffs’ claims. In this regard, on or about July 15, 2002, the Company filed a motion to dismiss all of the claims against it and its former officers. On October 9, 2002, the court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with Plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties proposed settlement classes, (iii) certifying the

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

proposed class representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court.

The Company is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October, 2002. By their complaint, Plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed Plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with Plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount. At this time, the parties await the outcome of a hearing held on July 5, 6 and 7, 2005, which is expected to determine the interpretation of the claims in the subject patents. A ruling is expected in the Spring of 2006.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overall, our operating results improved for the nine months ended September 30, 2005 as compared to the same period in 2004, but did not improve for the three months ended September 30, 2005 as compared to 2004. For the three months ended September 30, 2005, as compared to 2004, total revenues remained constant at $16.4 million. Third quarter 2005 revenues were negatively impacted by a slowdown in forensic casework production in our Texas facility due to the implementation of new software and system processes as well as lower than expected DNA analyst headcount. The US forensic casework shortfall was offset by increases in our testing volumes for our US Combined DNA Index System, or CODIS, testing services and our UK forensic testing services.

Our net loss allocable to common stockholders increased to $3.8 million for the three months ended September 30, 2005, from $0.4 million in the comparable period in 2004. Our net loss allocable to common stockholders included $1.6 million of charges for restructuring activities and impairment of assets, primarily related to the closure of our Maryland facility and the consolidation of our forensic testing services into a newly designed facility which we expect to serve our facility capacity needs in forensic testing for at least the next five years. We expect to be operating in our newly redesigned facility before the end of 2005. In addition, as compared to the third quarter of 2004 we experienced a decline in gross margin from 44% to 42%. Our gross margins were negatively impacted by the increases in testing volumes for our lower margin CODIS testing services and lower throughput in our US forensic casework testing services, as compared to the same period in 2004. Our CODIS testing services have lower average gross margins than most of our other lines of business. For the nine months ended September 30, 2005, as compared to 2004, we increased total revenues by 5% and reduced operating loss from continuing operations before income taxes by 23% or $1.7 million, although we did experience a decline in gross margins from 42% to 41%. The increase in service revenue of 5% for the nine months ended September 30, 2005, as compared to the same period of 2004, was driven by increases in our forensic testing volumes, specifically related to our US CODIS testing services and our UK forensic testing services. These increases were offset by decreases in volume in our US forensic casework businesses. The decline was primarily due to the delays in the timing of the release of bids by states and municipalities for outsourced forensics DNA testing under fiscal year 2004 National Institute of Justice, or NIJ funding, which experienced a slow start in the first nine months of 2005. We expect the release of these bids to increase in the fourth quarter of 2005 and into 2006.

Our revenues for forensic testing services in the US are dependent in part on the amount and timing of federal funding for forensic DNA testing through the NIJ. The released of the bids by states and municipalities for outsourced forensic DNA testing under fiscal year 2004 funding continued to be delayed. At the end of the third quarter of 2005, fewer than 20 of the more than 50 potential contracts have been awarded this year. In comparison, 80% of the contracts had been awarded at this time last year. However, we continue to expect that the Congressional enactment of the President’s DNA Initiative, the “Justice for All Act of 2004”, should provide increased funding over the next several years to private forensic laboratories, in order to process DNA backlogs in criminal investigations. The legislation authorizes an infusion of more than $1 billion in federal funds over the next five years to eliminate the current backlog of unanalyzed DNA evidence languishing in police department evidence rooms, to afford greater access to DNA testing by convicted offenders and to enable expansion of the CODIS database.

We launched two new services in the second quarter of 2005. These services are part of our family relationship testing services. The first service provides customers with a means to preserve the DNA profile of their relatives, and the second allows Native American tribes to confirm the genetic lineage of individuals seeking tribal enrollment. We expect revenues from these new services to increase for the remainder of 2005, but they will not have a material impact on revenues in 2005.

Our UK operations provided all of our animal and agricultural testing services, in addition to a portion of our family relationship and forensic DNA testing services, and accounted for 52% and 48% of our total revenues for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2005, 79% of our UK revenues were derived through agreements with two contractors, the Department of Environmental, Food and Rural Affairs, or DEFRA, and the Forensic Alliance Ltd., or FAL. In June of 2004, the DEFRA contract was renewed for two more years. The contract with FAL was executed in July of 2002 with an initial term of five years, and the contract will continue for additional one year periods thereafter unless either party gives not less than twelve months’ written notice of termination prior to the end of the then current term. We continue to expect our UK business to be a significant part of our business.

For the three months ended September 30, 2005 as compared to the same period in 2004, our revenues were minimally impacted as a result of the exchange rate movement of the British pound as compared to the US dollar. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and there can be no assurance that the recent favorable to neutral trend in this exchange rate will not be reversed, which would have an unfavorable translation impact on our consolidated financial results.

Our long-term strategic plan is dependent on our ability to generate sales, improve operating efficiencies and sustain operating profitability. We continually seek ways to further increase the efficiency of our operations. We continue to believe that our current level of overhead expenses as a percentage of revenue is sufficient to support our planned revenue growth in 2005. In addition, on April 25, 2005, we committed to a plan to close our DNA testing facility located in Germantown, Maryland. As of September 30, 2005, operations at this facility had ceased. We anticipate that the closure of this facility and the consolidation of our forensic testing services into a new specifically designed facility should serve our facility capacity needs in forensic testing for at least the next five years and will deliver improved operational efficiency. We expect to incur restructuring charges in connection with this action of $2.5 million to $3.0 million in the aggregate, which includes severance and retention bonuses for employees, recruiting and training costs at our Dallas and Nashville testing facilities in connection with the transfer of work from the Germantown facility, and the impairment of assets in Germantown and Dallas.

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

RESULTS OF OPERATIONS

Our Diagnostics business unit was considered to be a non-core asset, and was reflected as a discontinued operation for all periods presented. Accordingly, the results of operations of our Diagnostics business unit have been reflected in discontinued operations for all periods presented. We completed the sale of certain assets and liabilities related to our Diagnostics business unit in January 2004.

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended September 30, 2005 and 2004:

	(In thousands)		$ Change	% Change
	2005	2004
Total revenues	$16,420	$16,447	$(27)	0%
Costs of revenues	9,523	9,266	257	3%
Research and development expenses	376	426	(50)	(12)%
Marketing and sales expenses	2,464	1,634	830	51%
General and administrative expenses	4,829	4,497	332	7%
Impairment	214	—	214	100%
Restructuring	1,423	—	1,423	100%
Amortization of intangible assets	428	448	(20)	(4)%
Other income (expense), net	24	207	(183)	(88)%
Income tax expense	955	1,022	(67)	(7)%
Income from operations of a business sold	—	244	(244)	(100)%
Net loss	(3,768)	(395)	(3,373)	>100%
Net loss allocable to common stockholders	(3,768)	(395)	(3,373)	>100%

For the three months ended September 30, 2005 and 2004:

Revenues

Total revenues for the three months ended September 30, 2005 were $16.4 million compared to revenues of approximately $16.4 million for the comparable period of 2004. Revenues from our service businesses of family relationship, forensic and animal and agricultural testing for the three months ended September 30, 2005 were approximately $16.3 million, as compared to approximately $16.4 million for the three months ended September 30, 2004, a decrease of approximately $0.1 million, or 1%. This is primarily due to a decline in our testing volumes related to our casework US forensic services, which was substantially offset by the increases in testing volumes for our US CODIS and UK forensic businesses. The decline in our US forensic casework volumes was primarily due to the delays in the timing of the release of bids by states and municipalities for outsourced forensic DNA testing under fiscal year 2004 NIJ funding. We expect the release of these bids to increase in the last quarter of 2005 and into 2006. Revenues from our UK based service business grew to approximately $8.5 million during the three months ended September 30, 2005 as compared to approximately $7.5 million during the comparable period of the prior year primarily due to increased revenue in our UK forensic testing area.

International revenue represented 52% and 46% of total revenue during the three months ended September 30, 2005 and 2004, respectively. Fluctuations in foreign currency exchange rates during 2005 and 2004 had a minimal impact on our consolidated revenues for the three months ended September 30, 2005. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations be deemed to have a material economic impact on the Company, although we have not engaged in hedging activities to date.

In August of 2001, we entered into a three-year agreement with DEFRA to provide genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie. In 2004, this contract was renewed for two more years. We also signed an agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. The agreement with FAL has an initial term of five years, and the contract will continue for additional one year periods thereafter unless either party gives not less than twelve months’ written notice of termination prior to the end of the then current term. It is by virtue of our relationship with FAL that we have been able to increase our forensic testing revenues in the UK. Revenues for the three months ended September 30, 2005 and 2004 under these two agreements were approximately 41% and 36% of our total revenues for each period, respectively.

During the three months ended September 30, 2005, we recognized approximately $0.2 million in other revenues, specifically license and grant revenues, as compared to approximately $0.1 million during the comparable period of the prior year. As a result of the strategic refocusing of our business, we currently do not anticipate other revenues to fluctuate significantly in the foreseeable future.

Cost of Service Revenues

Cost of service revenues was approximately $9.5 million, or 59% of service revenues, for the three months ended September 30, 2005 compared to approximately $9.3 million, or 57% of service revenues for the comparable period of the prior year. The increase in cost of service revenues primarily reflects growth in revenues from our US CODIS testing services. Our service revenues gross margin for the third quarter of 2005 was negatively impacted by the increases in testing volumes for CODIS testing services, as compared to the same period in 2004. Our CODIS testing services have lower average gross margins than some of our other lines of business.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2005 were approximately $0.4 million, unchanged from the comparable period of the prior year. We expect to continue to incur research and development charges, although this is not expected to be material, as we will largely rely on the technology already used in our existing businesses.

Marketing and Sales Expenses

Marketing and sales expenses for the three months ended September 30, 2005 were approximately $2.5 million as compared to approximately $1.6 million during the comparable period of the prior year. The increase in these expenses of approximately $0.9 million was substantially related to the addition of the business development group in the fourth quarter of 2004, the expansion of our US field sales team and the introduction of a radio advertising campaign for our consumer family relationship testing services in 2005. As a result of the anticipated ongoing expansion of select marketing and sales initiatives, we expect our marketing and sales expenses will be higher in future periods, although actual expenses may vary due to changes in the condition of our business.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2005 were approximately $4.8 million, an increase of approximately $0.3 million, as compared to approximately $4.5 million for the comparable period of the prior year. This increase was primarily driven by an increase in professional fees. We do not expect to experience any significant fluctuations in overall general and administrative expenses in the foreseeable future.

Impairment of Assets

During the three months ended September 30, 2005, we recorded approximately $0.2 million of impairment charges for various assets, as compared to no such expenses in the same period of 2004. These assets were impaired in connection with the closure of our Maryland facility, and consisted primarily of leasehold improvements and some laboratory equipment.

Restructuring

Restructuring expenses for the three months ended September 30, 2005 were approximately $1.4 million, as compared to no such expenses in the comparable period of 2004. Restructuring expenses in the amount of $0.7 million were primarily for employee severance costs related to workforce reductions in the corporate office and the Company’s Germantown, Maryland facility. Additional charges of approximately $0.7 million were also incurred related to the Germantown, Maryland closure and transfer of production to our Dallas, Texas facility.

Amortization of Intangible Assets

During the three months ended September 30, 2005, we recorded approximately $0.4 million of amortization of intangible assets as compared to approximately $0.4 million during the comparable period in 2004.

Interest Income

Interest income for the three months ended September 30, 2005 was less than $0.1 million, as compared to approximately $0.1 million during the same period of the prior year, due to a slight decline in cash and short-term investments.

Interest Expense

Interest expense for the three months ended September 30, 2005 and 2004 was less than $0.1 million. Our outstanding long-term debt was paid in full during the third quarter of 2005.

Other Income (Expense)

Total other income for the three months ended September 30, 2005 was less than $0.1 million as compared to approximately $0.2 million for the same period of the prior year.

Income Tax Expense

During the three months ended September 30, 2005 and 2004, we recorded net income tax expense of approximately $1.0 million in each period related to our UK business, which is generating taxable income.

Discontinued Operations

We completed the sale of our Diagnostics business unit in January 2004. We recorded $0.2 million of income from the discontinuance of the Diagnostics business unit during the three months ended September 30, 2004.

Net Loss and Net Loss Allocable to Common Stockholders

We reported a net loss of approximately $3.8 million for the three months ended September 30, 2005 compared to a net loss of approximately $0.4 million for the comparable period of the prior year.

The following table sets forth a period-over-period comparison of the components of our net loss for the nine months ended September 30, 2005 and 2004:

	(In thousands)		$ Change	% Change
	2005	2004
Total revenues	$46,926	$44,872	2,054	5%
Costs of revenues	27,590	25,815	1,775	7%
Research and development expenses	1,190	1,297	(107)	(8)%
Marketing and sales expenses	6,189	5,379	810	15%
General and administrative expenses	14,383	17,260	(2,877)	(17)%
Impairment	214	—	214	100%
Restructuring	1,900	1,130	770	68%
Amortization of intangible assets	1,289	1,352	(63)	(5)%
Other income (expense)	230	65	165	>100%
Income tax expense	1,590	1,578	12	1%
Loss from operations of a business sold	—	(606)	606	(100)%
Net loss	(7,189)	(9,480)	2,291	(24)%
Net loss allocable to common stockholders	(7,189)	(10,623)	3,434	(32)%

For the nine months ended September 30, 2005 and 2004:

Revenues

Total revenues for the nine months ended September 30, 2005 of approximately $46.9 million represented an increase of approximately $2.0 million, or 5%, as compared to revenues of approximately $44.9 million for the comparable period of 2004. Total revenues during the nine months ended September 30, 2005 versus 2004 increased primarily as a result of increases in our US CODIS testing volumes and increased testing volume in our UK forensic business.

Revenues from our service businesses of family relationship, forensic and animal and agricultural testing for the nine months ended September 30, 2005 were approximately $46.5 million, as compared to approximately $44.5 million for the nine months ended September 30, 2004, an increase of approximately $2.0 million, or 5%. Revenues from our UK based service business grew to approximately $22.4 million during the nine months ended September 30, 2005 as compared to approximately $18.7 million during the comparable period of the prior year. This increase was offset by a decline in our testing volumes related to our US forensic casework business. The decline was primarily due to the delays in the timing of the release of bids by states and municipalities for outsourced forensic DNA testing under fiscal year 2004 NIJ funding. We expect the release of these bids to increase in the last quarter of 2005 and into 2006.

International revenue represented 48% and 42% of total revenue during the nine months ended September 30, 2005 and 2004, respectively. Fluctuations in foreign currency exchange rates during 2005 and 2004 had a minimal impact on our consolidated revenues. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations be deemed to have a material economic impact on the Company, although we have not engaged in hedging activities to date.

In August of 2001, we entered into a three-year agreement with DEFRA to provide genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie. In 2004, this contract was renewed for two more years. We also signed an agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. The agreement with FAL has an initial term of five years, and the contract will continue for additional one year periods thereafter unless either party gives not less than twelve months’ written notice of termination prior to the end of the then current term. It is by virtue of our relationship with FAL that we have been able to increase our forensic testing revenues in the UK. Revenue for the nine months ended September 30, 2005 and 2004 under these two agreements was approximately 38% and 31% of our total revenues for each period, respectively.

During the nine months ended September 30, 2005, we recognized approximately $0.4 million in other revenues, specifically license and grant revenues, as compared to approximately $0.4 million during the comparable period of the prior year. As a result of the strategic refocusing of our business, we do not currently anticipate other revenues to fluctuate significantly in the foreseeable future.

Cost of Service Revenues

Cost of service revenues was approximately $27.6 million, or 59% of service revenues, for the nine months ended September 30, 2005 compared to approximately $25.8 million, or 58% of service revenues, for the comparable period of the prior year. The increase in cost of service revenues primarily reflects growth in revenues from our US CODIS testing services. Our service revenues gross margin for the nine months ended September 30, 2005 was negatively impacted by the increases in testing volumes for CODIS testing services, as compared to the same period in 2004. Our CODIS testing services have lower average gross margins than some of our other lines of business.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2005 were approximately $1.2 million, compared to $1.3 million for the comparable period of the prior year. We expect to continue to incur research and development charges, although this is not expected to be material, as we will largely rely on the technology already used in our existing businesses.

Marketing and Sales Expenses

Marketing and sales expenses for the nine months ended September 30, 2005 were approximately $6.2 million as compared to approximately $5.4 million during the comparable period of the prior year. The increase in these expenses of approximately $0.8 million was substantially related to the addition of the business development group in the fourth quarter of 2004, the expansion of our US field sales team and the introduction of a radio advertising campaign for our consumer family relationship testing services in 2005. As a result of the anticipated ongoing expansion of select marketing and sales initiatives, we expect our marketing and sales expenses will be higher in future periods, although actual expenses may vary due to changes in the condition of our business.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2005 were approximately $14.4 million, a decrease of approximately $2.9 million, as compared to approximately $17.3 million for the comparable period of the prior year. General and administrative expenses for the nine months ended September 30, 2004 included approximately $2.7 million primarily attributable to professional fees related to capital restructuring, equity financing and related other corporate activities. We do not expect to experience any significant fluctuations in overall general and administrative expenses in the foreseeable future.

Impairment of Assets

During the nine months ended September 30, 2005, we recorded approximately $0.2 million of impairment charges for various assets, as compared to no such expenses in the same period of 2004. These assets were impaired in connection with the closure of our Maryland facility, and consisted primarily of leasehold improvements and some laboratory equipment.

Restructuring

Restructuring expenses for the nine months ended September 30, 2005 were approximately $1.9 million, as compared to $1.1 million in the comparable period of 2004. During the first nine months ended September 30, 2005, the Company recognized $1.2 million in restructuring charges, primarily for employee severance costs related to workforce reductions in the corporate office as well as charges related to the closure of the Germantown, Maryland facility. In addition, approximately $0.7 million of charges were incurred related to the Germantown, Maryland closure and transfer of production to our Dallas facility. The charge of $1.1 million recorded in the nine months ended September 30, 2004 was principally a result of a change in management’s estimate as to when one of our former operating facilities in Princeton, New Jersey was expected to be subleased and the estimated discount associated with such a sublease arrangement. On May 18, 2005, we executed a settlement agreement with the lessor of one of our former operating facilities in Princeton, New Jersey to exit the lease prior to the expiration date.

Amortization of Intangible Assets

During the nine months ended September 30, 2005, we recorded approximately $1.3 million of amortization of intangible assets as compared to approximately $1.4 million during the comparable period in 2004.

Interest Income

Interest income for the nine months ended September 30, 2005 was approximately $0.2 million, compared to $0.1 million during the same period of the prior year. This increase was primarily due to an increase in our cash, cash equivalent, and short-term investment balances.

Interest Expense

Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $0.1 million. Our outstanding long-term debt was paid in full during the third quarter of 2005.

Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2005 and 2004 was less than $0.1 million.

Income Tax Expense

During the nine months ended September 30, 2005 and 2004, we recorded net income tax expense of $1.6 million related to our UK business, which is generating taxable income. Income tax expense for the nine months ended September 30, 2005 is net of a tax benefit that was recognized in the amount of $0.5 million. This benefit relates to the Company’s reversal of a tax reserve as a result of the closing of the statute of limitations in January of 2005 for the Company’s 2002 UK tax return. This benefit partially offset our income tax expense related to our UK business of approximately $2.1 million.

Discontinued Operations

We completed the sale of our Diagnostics business unit in January 2004. We recorded $0.6 million of loss from the discontinuance of the Diagnostics business unit during the nine months ended September 30, 2004.

Net Loss and Net Loss Allocable to Common Stockholders

We reported a net loss of approximately $7.2 million for the nine months ended September 30, 2005 compared to a net loss of approximately $9.5 million for the comparable period of the prior year. We also recorded dividends and accretion of Series A redeemable convertible preferred stock of approximately $1.1 million, which was included in our net loss allocable to common stockholders of approximately $10.6 million for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had approximately $18.4 million in cash and cash equivalents as compared to approximately $12.1 million as of December 31, 2004. In addition, as of September 30, 2005, we had approximately $6.1 million of short-term investments, which consisted of certificates of deposit and commercial paper. At December 31, 2004, we had approximately $18.4 million of short-term investments, which consisted of certificates of deposit, auction rate securities and commercial paper. Working capital decreased to approximately $26.0 million at September 30, 2005 from approximately $33.0 million at December 31, 2004.

Sources of Liquidity

Our primary sources of liquidity have been capital raising activities and issuances of our securities.

The following table sets forth a period-over-period comparison of the components of our liquidity and capital resources for the nine months ended September 30, 2005 and 2004:

	(In thousands)		$ Change	% Change
	2005	2004
Cash provided by (used in):
Operating activities	(2,458)	(1,638)	(820)	(50)%
Investing activities	9,593	(7,888)	17,481	>100%
Financing activities	(184)	23,768	(23,952)	>(100)%

Net cash used in operations for the nine months ended September 30, 2005 was approximately $2.5 million compared with net cash used in operations of $1.6 million for the comparable period in the prior year. Investing activities during the nine months ended September 30, 2005 included the net impact of the sale and purchase of our short-term investments of $12.3 million, which was partially offset by $2.8 million of capital expenditures related to our US and UK operations. Financing activities during the nine months ended September 30, 2005 included $0.3 million of proceeds from the issuance of common stock, offset by approximately $0.5 million used to repay debt on our existing equipment loan line of credit and patent obligations.

Shelf Registration Statement

On May 28, 2004, the Securities and Exchange Commission declared our shelf registration statement on Form S-3 effective, pursuant to which we may, from time to time, offer and sell up to $30 million of our common stock.

Equipment Financing

In December 1998, the Company entered into a $6.0 million equipment loan line, which was secured by the purchased equipment. The availability under the equipment loan line expired in 1999. In December 2000, the Company amended the loan line and established a new borrowing base of $8.0 million. The amended loan line expired in December 2001. During the three months ended September 30, 2005, the Company paid the loan in full. At September 30, 2005 and December 31, 2004, the Company had $0 and $0.4 million outstanding under this arrangement, respectively. During 2003, the Company’s required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because the Company continued to pay down its monthly obligation in accordance with the original terms of the loan line. The restricted cash amount related to this agreement was reduced as of December 31, 2004 to approximately $0.2 million. This cash restriction, in addition to cash restricted under two of the Company’s operating leases and one government contract, is reflected as restricted cash in the amount of $2.0 million in the consolidated balance sheet as of September 30, 2005 and December 31, 2004, of which approximately $1.7 million was classified as a long-term asset. In May 2004, the Company obtained a letter of credit in the amount of approximately $0.8 million as required by a line of credit it entered into as required by the terms of a new government contract.

Uses of Liquidity in 2005

Throughout the remainder of 2005, we plan to continue making substantial investments in our business. In that regard, we expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples and facility expenses as well as general and administrative costs which consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal and intellectual property and other corporate expenses. We expect to incur capital expenditures in 2005 of between $4.0 million and $5.0 million, although we may incur additional capital expenditures if opportunities arise to grow our business more aggressively. In addition, we may make investments in future acquisitions of complementary businesses or technologies, which would increase our capital expenditures. Our planned capital expenditures include costs required to restructure and redesign our Dallas, Texas facility as a result of our announcement to close our DNA testing facility in Germantown, Maryland and increase capacity in our Nashville, Tennessee facility, where we perform all of our CODIS testwork.

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

As of December 31, 2004, our net operating loss carryforwards were approximately $227.0 million and approximately $210.0 million for federal and state income tax purposes, respectively. If not utilized, our federal and state net operating loss carryforwards will begin to expire in 2005 and 2007, respectively. Utilization of our net operating losses to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Internal Revenue Code of 1986. We have not yet determined the extent to which limitations were triggered as a result of past financings or may be triggered as a result of future financings. This annual limitation is likely to result in the expiration of certain net operating losses prior to their use.

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

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate the need for impairment based on an undiscounted cash flow analysis. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets amounted to $21.1 million as of September 30, 2005. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

Accounting for Income Taxes.

We have generated net operating losses for tax purposes since inception. As of December 31, 2004, these losses generated net operating loss carryforwards of approximately $227.0 million and $210.0 million for federal and state income tax purposes, respectively. In addition, due to our restructuring efforts certain charges written off in the current and prior years were not currently deductible for income tax purposes. These differences result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities, will be recovered from future taxable income and to the extent we believe the recovery is not likely, we have established a valuation allowance.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

Foreign Currency Risk

Our business derives a substantial portion of its sales from international operations. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has been favorable, though not material. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and there can be no assurance that the recent favorable to neutral trend in this exchange rate will not reverse, which would have an unfavorable translation impact on our consolidated financial results. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and SVP and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of September 30, 2005, our disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the type, level, amount, fluctuation in and timing of future income, sales, revenues, expenses, expenditures, costs and charges;

•	our expectation that adoption of new accounting pronouncements will or will not result in material changes to or a material effect on our financial position, results of operations or cash flows;

•	our expectation not to have any significant future obligations in connection with the lease settled in Princeton, NJ;

•	our expectation that the hearing in connection with the Enzo litigation will determine the interpretation of the claims in the subject patents, and a ruling is expected in the Spring 2006;

•	our anticipation that the closure of our Germantown, Maryland facility and the consolidation of our forensic testing services into a new specifically designed facility should serve our facility capacity needs in forensic testing for at least the next five years and will improve our operating efficiency;

•	our anticipation of operating in our new facility by the end of 2005;

•	our belief that we have no existing liabilities owed to BCI relating to any minimum purchase arrangements;

•	our intention to continue to vigorously defend claims brought against us;

•	our belief that the legal claims arising against us will not have a material effect on our financial position or results of operations;

•	our expectation that the recent Congressional enactment of the President’s DNA initiative, the “Justice for All Act of 2004”, should provide increased funding over the next several years to private forensic laboratories, in order to process DNA backlogs in criminal investigations;

•	our expectation that bids by states and municipalities will increase substantially in the last quarter of 2005 and into 2006;

•	our expectation that our sales and marketing expenses will be higher in future periods;

•	our expectation that we do not need to raise additional capital in 2005 to fund current operations;

•	our continued expectation that our UK business will be a significant part of our business;

•	our continued belief that our current level of overhead expenses as a percentage of sales is sufficient to support our planned revenue growth in 2005;

•	our expectation to have adequate capital to fund operations at least through the next twelve months;

•	our belief that we will continue to make substantial investments in our business;

•	our expectation of the significant uses of liquidity throughout 2005;

•	our expectation that international sales may continue to represent a significant portion of our revenues; and

•	our expectation of future amounts and timing of revenues, profitability, expenses and results of operations.

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

Risks Associated with Our Business

•	We currently receive more than 10% of our annual gross revenue through relationships with each of two customers, FAL and DEFRA.

•	If we fail to maintain the service contracts we have with FAL or DEFRA, or with various other state and governmental agencies or fail to enter into additional contracts, we would lose a significant source of revenues.

•	We cannot guarantee the receipt of revenue from our government contracts.

•	Our failure to comply with applicable government and industry regulations or to maintain accreditations may affect our ability to develop, produce or market our potential products and services and may adversely affect our results of operations.

•	International sales are subject to increased costs and other risks, which could affect our revenues.

•	We had an accumulated deficit of $303.5 million as of September 30, 2005. If we fail to reach profitability, we may need to acquire additional capital to fund our current and future operating plans. If we are able to obtain it on unfavorable terms, then we may have to implement further cost-cutting measures to our operations.

•	Fluctuations in our quarterly revenues and operating results may negatively impact our stock price.

•	Future acquisitions or mergers could disrupt our ongoing operations, increase our expenses and adversely affect our revenues.

•	We may not be successful in the improving, acquiring or developing future technologies to be utilized in our service offerings, and these technologies may not be commercially successful, which could adversely affect our revenues.

•	Our future sales and marketing efforts may not result in our expected revenue growth.

•	While we have adequate sales and marketing resources, if these resources become limited, we may not achieve our expected revenue growth.

•	We may be held liable for any inaccuracies associated with our services, which may require us to defend ourselves in costly litigation.

•	Our ability to provide services may be seriously impaired by the occurrence of a natural disaster affecting any one of our laboratories.

•	If we cannot enter into new development or licensing agreements, we may be unable to further enhance our service offerings.

•	If our patent applications do not result in issued patents, our competitors may obtain rights to commercialize our intellectual property, which would harm our competitive position.

•	Our success will depend partly on our ability to operate without misappropriating the intellectual property rights of others.

•	The scope of our issued patents may not provide us with adequate protection of our intellectual property, which would harm our competitive position.

•	We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could result in the forfeiture of these rights.

•	Other rights and measures that we rely upon to protect our intellectual property may not be adequate to protect our products and services and could reduce our ability to compete in the market.

Risks Associated with Our Common Stock

•	Future issuance of our securities may dilute the rights of our stockholders.

•	We have various mechanisms in place that you as a stockholder may not consider favorable, which may discourage takeover attempts and may prevent or frustrate attempts by stockholders to change our direction or management.

•	Our stock price has been, and likely will continue to be, volatile and your investment may suffer a decline in value.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering (IPO), the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We believe that the allegations are without merit and have, and intend to continue to, vigorously defend ourselves against Plaintiffs’ claims. In this regard, on or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for our entering into a tolling agreement with Plaintiffs’ executive committee. On February 19, 2003, we received notice of the court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court.

We are a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al. The case was filed in October, 2002 and is in the discovery phase. By their complaint, Plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed Plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with Plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit, which is allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount. At this time, the parties await the outcome of a hearing held on July 5, 6 and 7, 2005, which is expected to determine the interpretation of the claims in the subject patents. A ruling is expected in the Spring of 2006.

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

Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit Number	Description
10.1	NWI Lease Agreement between the Registrant and NWI Warehouse Group L.P. dated February 15, 1996 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217

10.2	Lease Agreement Amendment No. 1 between the Registrant and Duke-Weeks Realty L.P. dated January 23, 2001 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217

10.3	Lease Agreement Amendment No. 2 between the Registrant and Duke Realty Limited Partnership dated August 8, 2005 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217

10.4	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective October 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234

10.5	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective December 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID CELLMARK INC.

Date: November 9, 2005	By:	/s/ Raymond J. Land
Raymond J. Land SVP and Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	NWI Lease Agreement between the Registrant and NWI Warehouse Group L.P. dated February 15, 1996 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217

10.2	Lease Agreement Amendment No. 1 between the Registrant and Duke-Weeks Realty L.P. dated January 23, 2001 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217

10.3	Lease Agreement Amendment No. 2 between the Registrant and Duke Realty Limited Partnership dated August 8, 2005 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217

10.4	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective October 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234

10.5	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective December 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.