Form 10-K
period 2005-12-31
ORCHID CELLMARK INC
filed 2006-05-24
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.001 Par Value Per Share

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $263,053,000.

As of May 15, 2006, the registrant had 24,365,033 shares of common stock outstanding.

ORCHID CELLMARK INC.

FORM 10-K

PART I

The following Business section contains forward-looking statements, which involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See Item 1A. Risk Factors below for a discussion of these factors.

Orchid Cellmark Inc. (previously known as Orchid BioSciences, Inc.) including all its subsidiaries and affiliates are collectively referred to herein as the “Company,” “us” or “we.”

Restatement of Consolidated Financial Statements

On May 31, 2005, we entered into a settlement of escrow claims associated with our December 2001 acquisition of Lifecodes Corporation, or Lifecodes. The Audit Committee of our Board of Directors, in consultation with our independent auditors, determined that the 163,259 shares of our common stock received from this settlement and valued at $1.6 million should have been recorded at the settlement date as a non-operating gain and an acquisition of treasury stock in our previously filed consolidated financial statements included in our Form 10-Q for the period ended June 30, 2005. Therefore, we will restate our consolidated financial statements included in our Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005, as this second quarter 2005 event is also included in our reported results for the nine months ended September 30, 2005. As a result of this restatement, other income increased and net loss decreased by $1.6 million in these periods.

Item 1. BUSINESS

We are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity.

The process of identifying unique variations in a genome is referred to as DNA testing. As a result, an individual’s identity can be confirmed with almost absolute certainty through DNA testing. First used to establish human identity in 1985, DNA testing has become the standard method used for forensic identification and to confirm paternity and other family relationships. In recent years, DNA testing has also been used in the animal and agriculture field for selective trait breeding and related applications. DNA testing is also sometimes referred to in the industry as DNA fingerprinting, DNA typing, DNA profiling or genotyping.

Our business is focused on DNA testing for human identity as well as for animal and agricultural applications. In the human identity area, we provide DNA testing services for forensic, family relationship and security applications. Forensic DNA testing is primarily used in the following ways: to establish and maintain DNA profile databases of individuals arrested or convicted of crimes; to analyze and compare evidence from crime scenes with these databases to possibly identify a suspect; and to confirm that a suspect committed a particular crime or exonerate a falsely accused or convicted person. Forensic DNA testing can also be used to confirm a victim’s identity, particularly in mass disasters. Family relationship DNA testing is used to establish whether two or more people are genetically related. It is most often used to determine if a man has fathered a particular child in a paternity case. It can also be used to confirm a genetic relationship for purposes of immigration and adoption, estate settlement, genealogy and ancestry. Individuals can also seek DNA testing to establish their own personal genetic profile in the event it may be useful to confirm their identity in the future. Recently, DNA testing has been used by individuals and employers in security applications by seeking to establish a person’s genetic profile and store it for identification purposes in the event of an emergency or accident. In the animal and agriculture field, we provide DNA testing services for selective trait breeding and traceability applications. We provide animal susceptibility testing to enable farmers to breed sheep resistant to scrapie, a fatal, degenerative disease that affects the nervous systems of sheep and goats. We also provide animal identification testing that can be used to breed certain animals with particular commercially desirable qualities and to trace meat back to the farm of origin. Our services are used extensively in each of these applications, and we expect their uses to increase as these markets continue to grow and new commercial applications evolve.

We have operations in the United States and in the United Kingdom. We market our services in many countries primarily in North America and Europe; however, the majority of our current customers are based in the United States and in the United Kingdom. We provide our DNA testing services to government agencies, private individuals and commercial companies. During the years ended December 31, 2005, 2004 and 2003, we recorded total revenues of $61.6 million, $62.5 million and $50.6 million, respectively, of which $32.4 million, $36.4 million and $30.3 million, respectively were from our US operations. We recorded international revenues, primarily in the UK, of $29.2 million, $26.1 million and $20.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Our principal executive offices are located at 4390 US Route One, Princeton, New Jersey, 08540. Our telephone number is (609) 750-2200 and our web site address is www.orchid.com. Our Corporate Code of Conduct and Ethics as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to these reports, which have been filed with the Securities and Exchange Commission, or the SEC, are available to you free of charge through the Investor section on our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we file reports and other information with the SEC electronically, the public may obtain access to those documents at the SEC’s Internet web site: http://www.sec.gov. We include our web site address in this Annual Report on Form 10-K as an inactive textual reference only.

History

We were incorporated as a Delaware corporation and began operations in 1995. In the first three years of business, we were primarily focused on developing our microfluidics technology for applications related to the screening of molecules for drug discovery under collaborative research programs with SmithKline Beecham (now known as GlaxoSmithKline) and Sarnoff Corporation. Microfluidics is a term that describes the movement and pumping of very minute fluids, which is essential to the mechanization of laboratory research. In 1998, we made a fundamental shift in our business focus to apply our technology to the development of products and services that assess genetic variability and differences, specifically by analyzing single nucleotide polymorphisms, or SNPs, and their relevance in both human health and agricultural applications. In that same year, we acquired substantially all of the assets of Molecular Tool, Inc., or Molecular Tool, a wholly owned subsidiary of GeneScreen, Inc., or GeneScreen. Molecular Tool’s proprietary primer extension technology, which enables the determination of a single base pair variation within DNA, allowed us to focus our business on commercializing products and services for assessing genetic diversity, and the combination of this SNP technology and our existing microfluidics technology represented a strategic opportunity for very high throughput genotyping applications. We also developed instruments and kits based on our SNP technology that could be used by third parties conducting genotyping in their own laboratories. Although we do not currently utilize our microfluidic technology, we do license this technology to others for their use. In December 1999, we acquired GeneScreen, a provider of DNA testing services to determine identity for paternity and forensic applications. In 2001, we acquired two other DNA identity testing businesses: Cellmark Diagnostics, or Cellmark, a business division of AstraZeneca and a provider of DNA testing in the UK and a supplier of genotyping products for the diagnosis of human inherited disease; and Lifecodes, a national provider of identity testing for forensics and paternity in the US and a provider of human leukocyte antigen, or HLA, genotyping products and services for transplantation compatibility testing.

At the end of 2002 and throughout 2003, we sharpened our business focus and concentrated our efforts on DNA testing services for forensic, family relationship and animal applications. As part of this strategy, we divested the instruments and consumables portion of our Orchid Life Sciences business unit, divested all operating activities of the Orchid Diagnostics business unit and have since terminated our pharmacogenomics efforts formerly conducted by the Orchid GeneShield business unit. We retained the animal testing services that were formerly part of the Orchid Life Sciences business unit. These discontinued operations are more fully described below under “Discontinued Operations.”

After we exited these businesses, we began operating under one segment, the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity. During the first three quarters of 2003, we reported Orchid Public Health as a separate segment; however, upon further analysis, we concluded public health should be included with the activities in the Identity Genomics business unit. As we currently operate under one segment and consider all of our operating activities to be focused on DNA testing, we have, therefore, ceased using the unit or segment name Identity Genomics. Financial information relating to our segments can be found in Note 12 to the consolidated financial statements.

Discontinued Operations

Since our inception in 1995, as discussed above, we have engaged in several different businesses utilizing a variety of technologies that we have since elected to exit or suspend.

Orchid Life Sciences

In December 2002, we sold certain instrumentation related assets to Beckman Coulter, Inc., or BCI, for a combination of cash payments of $1.1 million and BCI’s assumption of approximately $0.6 million of debt obligations. In connection with this transaction, BCI acquired certain rights to the SNP genotyping instrumentation and related consumables, reagents and software formerly marketed by our Orchid Life Sciences business unit, as well as other patent and trademark rights related to the business. BCI received an exclusive license to use our proprietary primer extension SNP analysis technology in products sold to the research and specialty testing markets and a non-exclusive license to use our primer extension technology in the field of diagnostics. We also entered into a supply agreement with BCI, which was amended in December 2003, whereby we would continue to purchase from BCI certain components necessary to our paternity testing services business. Under the terms of the amended agreement, we committed to purchase from BCI a minimum amount of materials and supplies in the amount of $0.6 million during 2003, $0.7 million during 2004, and $1.3 million during 2005. These payments were subject to BCI meeting the terms and conditions of the amended agreement, including manufacturing product to our specifications. On May 18, 2004, we notified BCI that we had terminated the agreement because BCI was unable to provide us with supplies that met required specifications. We retained rights to use the primer extension technology in all of our genotyping service businesses, including identity testing for forensics, paternity and other family relationship situations, animal susceptibility and tracking applications and specialty testing markets including diagnostics and pharmacogenomics.

Orchid GeneShield

In May 2003, we realigned our personalized medicine business to significantly reduce the staff and consolidate operations of the entire Orchid GeneShield business unit. This was done in part in response to slower market acceptance of the use of genetic information in pharmacogenomics and personalized medicine. We do not currently provide products or services for pharmacogenomic applications but maintain rights to certain intellectual property associated with personalized medicine. We may renew efforts in this market if and when we deem the market to be sufficiently attractive from a service standpoint.

Orchid Diagnostics

In January 2004, we completed the sale of certain assets related to our diagnostics products and services, previously included in the Orchid Diagnostics business unit, to Tepnel Life Sciences, plc, or Tepnel, for a combination of $3.5 million in cash and assumption of certain liabilities, subject to certain post-closing adjustments. As part of this transaction, we sold substantially all of our assets and liabilities related to our HLA genotyping services for transplant compatibility matching along with the HLA genotyping products including the

LifeMatch system and the ELUCIGENE product line for the diagnosis of mutations associated with inherited diseases, including cystic fibrosis, in the US and Europe. The transaction included the transfer of one of our facilities and all employees associated exclusively with the Orchid Diagnostics business unit. In connection with the sale of these assets and liabilities to Tepnel, we were required to sign an unconditional guarantee related to a lease for the Stamford, Connecticut facility, which was assigned to Tepnel. We reflected the fair value of the guarantee of $1.6 million as a reduction to the net realizable value of these assets and liabilities.

Background

All living organisms contain DNA, which encodes genetic information in cells. DNA determines the structure, function and behavior of cells and individual hereditary characteristics. DNA was first used to confirm human identity in 1985 and since has been used to revolutionize many applications involving individual identification, particularly forensic investigations. The introduction of DNA testing in the criminal justice system, both in the US and abroad, has been characterized as the most significant improvement in forensic science since the introduction of fingerprinting over 100 years ago. DNA evidence left behind at a crime scene affords prosecutors with a means of identifying a suspect with almost absolute certainty. In addition, DNA evidence has proved to be the best currently available method for a wrongfully accused individual to prove his or her innocence. Studies published by the Federal Bureau of Investigation, or FBI, indicate that approximately 30% of primary suspects arrested in sexual assault cases are excluded from the suspect pool based on the use of DNA testing. Also, post-conviction DNA testing of previously untested evidence has resulted in more than 170 prisoners being exonerated to date in the US, including more than a dozen that were death row inmates.

With the first phase of the human genome sequence completed in 2000, attention turned from mapping the sequence of the genome to identifying genetic differences between individuals and to applying this knowledge to the healthcare and other related fields where genetic variability may be of use. In recent years, scientists have analyzed large portions of DNA to determine the sequence of nucleotide bases in the DNA within the human genome and within the genomes of plant and animal species, with the objective of understanding and using this molecular level knowledge to transform traditional approaches to medicine, agriculture and other fields. The increasing availability of genomic data derived from species other than humans is driving the use of genetic variability information for animal identification, which is expected to produce improved characteristics in livestock or crops and protect humans against animal-borne diseases.

Newer genetic analysis techniques and technologies are being applied to established DNA testing areas such as animal testing and human identity testing. The most common form of genetic variation is that of SNPs. Technology we developed for analyzing SNPs has significant utility in a number of our current DNA testing services. The identification of some of the victims of the World Trade Center disaster on September 11, 2001 was aided by the use of our SNP technology. We also have applied our expertise in SNP technology in agricultural applications, where, for example, we have genotyped more than 1.8 million sheep for British and other farmers to help breed scrapie out of sheep populations.

Technologies Utilized

All DNA testing currently used for identity purposes examines specific segments of DNA that exhibit variability between individuals and animals. Two forms of such variability are known as Short Tandem Repeats, or STRs, and SNPs.

STRs

An STR is a portion of DNA in which small segments are repeated a variable number of times. Typically, there are 10 to 25 possible variations of a given human STR marker, with each person having just one or two variations, which can be used in forensic and family relationship testing. By looking at a moderate number of STRs, a DNA profile is determined that is virtually unique for each individual. STRs are the most common genetic marker used to determine identity in forensic and paternity applications.

A DNA profile can be determined from any type of biological specimen containing nuclear DNA, including blood or a tissue sample, such as a cheek swab. These specimens may be used for determining profiles of suspects, victims and criminals, for paternity testing and for determining the profile of an animal in both selective trait breeding and traceability applications, as detailed further in the description of animal and agriculture testing below. The STR markers used to establish a person’s identity have been selected specifically to be able to confirm identity without inadvertently providing other information about the individual, such as information concerning the individual’s current health or susceptibility to certain diseases or adverse responses to medications.

A DNA profile can also be determined from DNA contained in biological evidence from a crime scene, such as blood stains, semen, hair, skin, bone, teeth and even minute traces of saliva resident on cigarette butts or postage stamps. DNA profiles derived from crime scene evidence can be compared with that of a suspect or victim, and can be catalogued in a database much like fingerprints for future comparison. DNA testing can also be used to confirm that a suspect committed a particular crime or exonerate a falsely accused or convicted person. In various countries around the world, DNA samples are collected from criminals, profiled and entered into a national database. Evidence from crime scenes in which no suspect has yet been identified can then be analyzed and compared with this database to possibly identify a suspect. In the US, there are 13 standard STR markers that are analyzed by public and private forensic laboratories to establish DNA profiles. These profiles can then be uploaded to the FBI-managed national criminal database known as the Combined DNA Index System, or CODIS, as well as to state specific databases.

DNA testing may also be used in paternity and other family relationship testing. Since DNA markers are inherited, the profile of a child can be compared with that of the alleged father to confirm or exclude him as the child’s biological father. Similarly, DNA markers can prove family relationships for several other purposes including individuals immigrating to a country or for children being adopted. Recently, individuals and employers have used DNA testing to establish a person’s genetic identity and store it for future reference in the event of an emergency or accident.

SNPs

The second form of variability in DNA involves a change in a SNP. Identifying SNPs can have significant effects on both disease susceptibility and drug response. It is the current industry estimation that each individual has between three and 10 million SNPs. By looking at a moderate number of SNPs, usually between 50 and 70, a unique genetic profile can be determined for an individual human, animal or other organism. SNPs have an advantage over STRs of being contained in smaller segments of DNA that are more likely to survive the environmental degradation that can occur due to extreme elements such as water and heat. As such, they may be useful in establishing a DNA profile when STR markers fail to produce a reliable result. It is this characteristic that prompted the use of SNPs to help identify victims of the World Trade Center disaster.

SNPs can also be used to determine patterns associated with quality traits as well as disease susceptibility or resistance, such as the identification of SNPs in sheep which can be used to determine which sheep have susceptibility or resistance to the animal disease scrapie. By identifying sheep that are susceptible to scrapie, the disease may ultimately be bred out of the sheep population. Analyzing SNPs in animals can provide breeders with genetic data relating to such characteristics as meat quality and milk production.

Continuing Businesses

After our strategic realignment was completed in 2004, our focus has been solely on the provision of DNA testing services for human identity as well as for animal and agricultural applications. In the human identity area, we provide DNA testing services for forensic, family relationship and security applications. In the animal and agriculture field, we provide DNA testing services for selective trait breeding and traceability applications.

Based on our review of publicly available information regarding contract sizes and competitor activity, supplemented by industry publications and third party market assessment data, we believe we are one of the largest providers of forensic and family relationship testing in the US, and we are a recognized leading provider of such services in the UK. Based on these same sources, we believe these countries are some of the largest existing markets for genetic analysis today. We market our services in a number of countries and the majority of our current customers are based in the US and UK. We conduct forensic DNA testing primarily for government agencies. We provide family relationship testing services to both government agencies and private individuals. We market security DNA testing services to government agencies, commercial companies and private individuals. We perform animal and agriculture DNA testing services for government agencies and commercial companies. We have four accredited laboratories in the US and one in the UK, which provide all of our DNA testing services.

In the US and UK, a significant amount of our current testing activity is under established contracts with a number of different government agencies. These contracts are usually awarded through a sealed bid process and, when awarded, typically have a term from one to three years. These contracts provide a large base of revenue and testing volume that assists us in capacity and production planning. We believe that our experience as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts. We have also identified opportunities for further growth in the US and UK, including new contracts and new private DNA testing service markets as described further below.

We intend to continue to develop and evaluate new technologies for enhancing our laboratory processes, including instrumentation, automation and new testing methodologies, which we expect will enable us to reduce our costs for and improve the quality of our service offerings.

Human Identity DNA Testing Services

Forensic DNA Testing Services

We are a respected forensic DNA testing provider known for high quality and expert staff, having tested numerous high profile forensic cases. We test a variety of forensic evidence samples collected at crime scenes, also known as casework. Testing services may be provided to implicate or exclude a known suspect, or may be provided in the absence of a suspect to generate a DNA profile of a perpetrator for use in searching criminal DNA databases. Although the majority of testing is done for criminal justice agencies, we also provide testing services for defense attorneys. Casework testing may be provided on an individual case basis or under contract. Contract services are usually awarded through a competitive bid process in which specifications are issued in the form of a request for proposal, or RFP, and vendors respond in a sealed bid response by a specified response date. These contracts typically have a term of one to three years.

In addition to casework testing, we also provide DNA identification profiles of individuals for inclusion in national, state and local criminal DNA databases. In the US, DNA specimens are collected from arrestees and convicted criminals and are tested by our laboratories to provide a DNA profile for inclusion in the CODIS database. In the UK, DNA specimens are also collected from arrestees and convicted criminals and are tested in our UK laboratory to provide a DNA profile for inclusion in the National DNA Database, or NDNADB. DNA evidence from criminal cases with no known suspects may be screened against these databases to identify a possible suspect.

In the US, the CODIS database currently stores the DNA profiles of nearly 3.0 million convicted offenders. To date, more than 30,000 criminal investigations have been aided in the US by matching DNA profiles generated from crime scene evidence against the CODIS database. In the UK, the NDNADB currently stores more than 2.7 million DNA profiles, and through the database more than 580,000 suspect to crime scene matches have been made since the database’s inception in 1995. We anticipate volume growth in CODIS and NDNADB work based on legislation both in the US and the UK, increased Federal funding in the US, and improved utility of the growing CODIS and NDNADB databases. In the US, there has been a significant increase in the number of contracts awarded by states to address the backlog of cases with no known suspect for screening against the CODIS database. At this time, 44 states have passed felon DNA testing legislation and six states have passed arrestee legislation. DNA testing is also starting to be used in the US for non-violent crimes like burglary and auto theft. The UK has had success using DNA evidence to solve property crimes. In 2005, we were awarded a contract by the Los Angeles Police Department, or LAPD, to conduct forensic DNA analyses of evidence from property crimes, a program initiated by the LAPD based upon a similar program provided by us under the name BioTracks for the New York City Police Department, or NYPD, which was established in 2004 to identify burglary suspects by matching DNA from crime scene evidence to existing DNA databases.

Our forensic testing services are performed in our accredited facilities located in Nashville, Tennessee, Dallas, Texas, and in Abingdon, UK. In 2005, we ceased operations at and closed our forensic DNA testing facility located in Germantown, Maryland. With this closure, we consolidated our US forensic testing services into a new specifically designed facility in Dallas, Texas. We anticipate that our new Dallas, Texas facility and our Nashville, Tennessee location should serve our near term capacity needs for forensic testing services. We also believe that we can broaden capacity in our Nashville, Tennessee facility to meet backlog should the volume of our business continue to grow. We have selectively focused certain services in specific facilities, where appropriate, to maximize economies of scale, while at the same time implementing activities to increase capacity particularly in our US forensic testing facilities.

Both of our forensic testing facilities in the US are accredited by the American Society of Crime Lab Directors/Laboratory Accreditation Board, or ASCLD/LAB, and the National Forensic Science Testing Center, or NFSTC. Our Nashville and Abingdon facilities have ISO 17025 Forensic Quality Services, or FQS-I, accreditation, which our Dallas facility is currently in the process of obtaining.

The value of DNA testing in solving crimes is increasingly being recognized and we anticipate that Federal and state governments in the US and national and local governments in the UK will allocate greater resources to support wider use of DNA. This is evidenced by the recent US legislation known as “The Justice for All Act of 2004,” encompassed in the President’s DNA Testing Initiative, in which the Federal government indicated its intent to allocate more than $1 billion over fiscal years 2005 to 2009 towards reducing the backlog of forensic testing that currently exists in the US criminal justice system. Additional Federal legislation in the US was recently passed that allows for a significant expansion of forensic DNA testing of arrestees and includes for the first time provisions for DNA testing of illegal immigrants. Through a process directed by the National Institute of Justice, or NIJ, states may apply for Federal funds to assist in testing the enormous backlog of untested cases with no known suspect. Substantial portions of the funds awarded to the states are designated for outsourcing to private sector laboratories. Contracts are then awarded by the states receiving the Federal funds under competitive procurement. Such contracts are awarded on a matrix of criteria including experience, capacity, quality and price, and are usually for a term of one to three years with options to extend under certain circumstances. Virtually all contracts require ASCLD/LAB, ISO 17025 FQS-I or NFSTC accreditation.

On July 15, 2002, we entered into an agreement with Forensic Alliance Ltd., or FAL, to provide forensic DNA testing services as an exclusive subcontractor to all customers of FAL, which includes police departments throughout the UK. This agreement has an initial term of five years and the term will continue for additional one year periods thereafter unless either party gives not less than 12 months’ written notice of termination prior to the end of the then current term. In 2005, FAL was acquired by LGC Ltd, or LGC. LGC is a provider of analytical and diagnostic services, including DNA testing services, and to that extent is in a position to compete for the business that we currently conduct for FAL. As a result of this acquisition, we are implementing plans to enable us to directly provide our services to UK police forces, including the hiring of necessary personnel and the development of necessary infrastructure. There are no guaranteed annual minimum revenues under the FAL agreement. Our provision of services to police departments throughout the UK under this agreement constituted 29% of our total revenues for the fiscal year ended December 31, 2005.

We provide a full range of forensic DNA testing services to UK police forces, from the routine analysis of DNA samples for submission to the NDNADB to the analysis of evidence for the most serious crimes. This testing is provided through our UK facility. UK government funding for DNA analysis has increased significantly in recent years through its DNA Expansion Plan.

Each of our forensic DNA testing facilities has broad capabilities in handling the complex evidence samples related to casework. Further, we have developed, and continue to develop, processes and procedures designed to allow us to handle larger volumes to the extent required under specific contracts, or in response to the expanding initiatives to reduce the backlog of no-suspect cases. We have continued to expand our service offerings in forensic testing with new technology or novel approaches for special cases and new services such as conducting DNA testing for the NYPD and the LAPD to help solve non-violent crimes and our DNA Express Service, which provides accelerated testing services at a premium price in the US market. Specialty testing services include Y chromosome STR analysis, which is important in sexual assault analysis, as well as mitochondrial DNA testing and SNP based testing, both of which are beneficial in analyzing very small or extremely degraded DNA samples.

In 2005, we were awarded a contract by the Louisiana Department of Health and Hospitals to help identify victims of Hurricane Katrina. Under the award, we are generating DNA profiles from reference samples provided by families of the hurricane victims for comparison to DNA profiles from the victims with a guaranteed turnaround time of seven days or less. In addition to assisting in the identification of deceased individuals, reference samples are also helpful in reuniting families with their children displaced by the storm. We anticipate the utilization of our identification services in disasters to increase as funding for such efforts become more prevalent both domestically and internationally.

Family Relationship DNA Testing Services

Family relationship DNA testing is used to establish that two or more people are genetically related, and is most often used to determine if a man has fathered a particular child in a paternity case. It can also be used to confirm a genetic relationship for purposes of immigration, adoption, estate settlement, geneaology, storing genetic profiles and ancestry.

We offer paternity DNA testing services to both governmental agencies and private customers. Laboratory testing is done in our accredited laboratories located in East Lansing, Michigan, Dayton, Ohio and in Abingdon, UK. Because we use industry standard reagents and instrumentation that have been fully validated, we have the ability to add additional processing capacity to meet increased demand should the need arise. All of our reagents and instruments are highly specialized. While comparable reagent kits and instruments are available from multiple suppliers in the event of a supply problem, switching suppliers would necessitate changing our instrument platform which may require additional capital investment.

Government paternity testing

The government paternity testing market in the US and UK, which comprises the majority of our paternity testing services, involves tests ordered by state or county governmental agencies commonly referred to as Child Support Enforcement Agencies, or CSEAs. CSEAs are required by law to identify the biological father of a child if the child is born out of wedlock, or in the case of divorce, if a presumptive father files a successful motion to have biological paternity questioned. In the US, the Federal government reimburses 90% of the costs of paternity testing incurred by CSEAs, provided the CSEAs abide by certain Federal regulations. These regulations, which have aided the expansion of the market, provide incentives to the CSEAs to increase effectiveness and efficiency in their paternity establishment measures. In the UK, there is only one child support agency, administered by the Department for Work and Pensions, responsible for helping to identify the biological father of a child. We were selected as the exclusive provider of such services to this agency in 2005. We provide services to our government paternity clients under contracts awarded in a competitive bid process which typically have a term of one to three years. The contract bidding process is highly competitive and the criteria used to determine the awards vary.

Typically, specifications are issued in the form of a RFP and vendors respond in a sealed bid response by a specified response date. In some cases contracts are awarded solely on the basis of price, while others use a scoring matrix to achieve the desired mix of price, quality and service.

Private paternity testing

Private paternity testing is relationship DNA testing marketed and provided to private individuals. Our paternity DNA testing services are provided in the UK on a private basis to individuals, solicitors and health care professionals. Due to an increase in out-of-wedlock births, reduced stigma associated with paternity testing, and increased public understanding of DNA testing, demand for private paternity testing has increased in recent years. We market paternity testing services in the private market on a broad scale, and based on continued demand, we expect to pursue a larger share of the private paternity market in the US and UK. In addition to offering services directly to individuals, we have relationships with firms and individuals acting as our marketing agents in the US. Under the terms of these relationships, we typically supply products and materials to these marketing agents and in return, the agent agrees to exclusively utilize our services for their customers seeking private paternity testing.

Our marketing efforts for private paternity services to the private sector have included internet marketing and radio advertising, designed to increase awareness of our services and increase the number of referral sources.

Immigration and other DNA testing

We also provide testing services to private individuals wishing to immigrate to the UK, US and Canada as well as to certain foreign government agencies in charge of immigration. This testing is done to verify claimed family relationships for visa applications. We provide this testing under contract or from an approved vendor list.

During 2005, we launched the provision of two new services under our HeritageID service line: DNA testing to confirm Native American genetic lineage for tribal enrollment, and DNA profiling to the funeral services industry which will allow individuals to preserve their genetic history. The latter service provides families with a unique source of genetic information with potentially important medical, legal and genealogical applications after a person’s death. A record of DNA can protect against future estate or lineage issues. To provide this service, we work with funeral homes across the nation to obtain a sample of DNA, from which we generate a written profile as well as a long-term storage card containing the preserved DNA sample. These new services did not have a material impact on revenues in 2005.

Recently, individuals and employers have used DNA testing in security applications to establish a person’s genetic identity and store it for future reference in the event of an emergency or accident. In 2004, we launched our IDSecure service designed to help ensure that workers on high-risk assignments could be accurately identified in the event of an emergency or accident. The service allows companies to offer employees the opportunity to store unique genetic identifiers in a confidential and safe setting for use only in the event that their identity cannot be verified by other means. A limited number of firms are working with us to provide this service to their employees and we seek to expand our efforts in this area. IDSecure did not have a material impact on revenues in 2005.

Animal and Agriculture DNA Testing Services

Scrapie Genotyping

Through our facility in the UK, we currently conduct the major portion of the UK government’s project to help British farmers breed sheep with reduced susceptibility to the animal disease scrapie. Following a competitive bid process, we were awarded a multi-year contract in 2001 to generate scrapie genotypes for the project. This agreement was renewed during 2004 for an additional two years. Since 2001, we have genotyped more than 1.8 million sheep. The project is part of the innovative National Scrapie Plan, or NSP, for Great Britain developed by the Department for Environment, Food and Rural Affairs, or DEFRA, in conjunction with the Agriculture and Rural Affairs Departments in Scotland and Wales. Scrapie, one of the transmissible spongiform encephalopathies, is an untreatable, fatal disease, similar to mad-cow disease, that affects sheep worldwide. DEFRA is providing the testing of sheep free of charge to sheep farmers as part of the National Scrapie Plan in order to help farmers breed sheep that are not susceptible to this disease. With an estimated UK sheep population of over 40 million, scrapie has the potential to cause significant economic losses to farmers. Prevention of the disease agent’s ability to maintain itself is viewed as the most effective way to limit the spread of the disease. Sheep with SNPs associated with a genetic resistance to scrapie are selected as breeding stock. Over time, farmers expect to produce flocks with greatly reduced vulnerability to the condition and, in turn, decrease the risk of animal diseases disseminating into the food supply. Under our agreement with DEFRA, we are guaranteed an annual minimum number of samples to genotype at a cost per genotype based on a sliding scale, dependent upon volume. In May 2006, the expiration date of the agreement with DEFRA was extended from June 2006 through December 2006. We expect DEFRA to put the contract out for bid in 2006 and we intend to bid for the ability to continue to perform scrapie testing for DEFRA. Based upon volumes performed during 2005, revenue received under this agreement constituted 8% of our total revenue for the fiscal year ended December 31, 2005. Scrapie testing typically experiences a seasonal downturn during the winter months as a result of poor weather conditions.

Scrapie eradication is now expanding into other countries of the European Union, or EU. In February 2003, the EU passed legislation that sets requirements for genotyping-based breeding programs for scrapie resistance in sheep on a voluntary basis which began January 1, 2004 and on a compulsory basis beginning April 1, 2005. We expect to utilize our success in providing scrapie genotyping services in the UK to access additional market opportunities in the EU. As the UK has the both the largest sheep population and largest allocated funding for this type of testing in the EU, we expect that any additional opportunities in this area would be smaller than our efforts for the UK government.

Other Animal and Agricultural Genotyping

General concerns over animal borne pathogens entering the human food supply have led to a new market opportunity using DNA testing for meat traceability for the food industry. For example, in 2004 we announced participation in a joint project with Maple Leaf Foods of Canada, or Maple Leaf, and Pyxis Genomics to be the exclusive provider of assay development and service testing for Maple Leaf’s pork traceability project. For this project we developed an assay to test a panel of markers that were designed to enable tracing packaged meat from the store shelf back to the farm of origin. We have concluded our efforts in this project with Maple Leaf. We believe that these general concerns may continue to expand interest in food safety. Due to an increase in demand for better quality meat products globally and the increasing availability of SNPs associated with certain qualities such as marbling in meat and meat products, we expect that there will be new opportunities to both develop assays to detect meat qualities, and to perform ongoing agricultural genotyping services for the commercial meat industry. In 2005, we announced that we had been selected by animal health company Merial Ltd., a joint venture between Sanofi-Aventis and Merck & Co. Inc., to provide cattle genotyping for Merial’s IGENITY service, which provides valuable information about meat quality and milk production to cattle farmers.

We currently provide animal testing solely from our facility in the UK. We currently have the capacity to meet our current testing needs and to accommodate increased volume within the existing laboratory space and equipment configuration in this facility. In addition, because we use industry standard reagents and instrumentation that have been fully validated, we can add processing capacity to meet expansion demands at minimal cost.

We continue to develop similar assays utilizing this technology for use on other animals that would either identify disease susceptibility, enable diseased meat traceability or the detection of certain quality traits.

Intellectual Property

We currently own, or have exclusive licenses to, 57 US issued patents and 67 foreign issued patents, and have received a notice of allowance for two additional patent applications. Additionally, we have 54 pending patent applications, of which 12 are US applications and 42 are foreign patent applications. Of our existing patent portfolio, both issued and pending patents, approximately half of the patents are primarily related to microfluidic technology. The remainder of our portfolio includes methods to identify and utilize SNPs. We have sought and intend to continue to seek patent protection for novel uses of SNPs in the genetic testing field. In cases where novel uses of SNPs have already been patented by a third party, we may need to obtain a license for the use of this technology to make use of or sell services or products using such technology. As of December 31, 2005, the majority of patents that we own or exclusively license have approximately nine years before they expire.

Recently, we have adjusted our patent strategy to protect existing intellectual property relevant to our focused business of DNA testing services. We rely on both patent and trade secret protection of our intellectual property. However, we cannot be certain that patents will be issued from any of our patent applications or that any issued patents will have sufficient breadth to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or determined to be unenforceable so that our patent rights would not create an effective competitive barrier. The laws of some foreign countries may not protect our proprietary rights to the same extent as US law. Our strategy will continue to concentrate on protection of our intellectual property as it relates to our DNA testing services. Our existing patent portfolio continues to reflect our international scope and includes pursuing patent protection mainly in North America and Europe.

We continue to maintain a number of out-license agreements that rely on technology we own claimed under US patent numbers 5,888,819, 6,013,431 and 6,004,744. We also provide paternity testing services and animal and agricultural testing services that rely on the technology claimed in the aforementioned patents, as well as technology we exclusively license claimed under patent number 5,846,710. We license these patents under exclusive agreements with Saint Louis University.

In July 2001, we entered into an agreement with GeneCo Pty Ltd., Diatech and Queensland University of Technology whereby we were assigned all right, title and interest to US patent number 5,856,092 as well as all of its counterparts, which agreement was amended in July of 2003. Under the amended agreement, our payment obligations were approximately $0.4 million for 2003 and approximately $0.2 million per year thereafter through 2007.

On August 6, 2002, we had entered into a patent assignment agreement with Saint Louis University whereby the University would have assigned us the US patent number 5,846,710, upon the University receiving consent from the National Institutes of Health, or NIH, to assign such patent. The University informed us in February 2003 that it had not received this consent from the NIH. Subsequently, we entered into an Exclusive Patent License Agreement with the University under which we received an exclusive license to the subject patent in all fields and for all uses upon payment to the University of cash and common stock. Under the agreement, we issued $0.5 million in common stock to the University and paid $0.3 million in cash in 2002, and approximately $0.5 million in cash in each of 2003 and 2004.

We further attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and certain of our consultants also sign agreements requiring that they assign to us their interests in discoveries, inventions, patents and copyrights arising from their work for us, maintain the confidentiality of our intellectual property and refrain from unfair competition with us during their employment and for a period of time after their employment with us, which includes solicitation of our employees and customers. We cannot assure you that these agreements will not be breached or invalidated. In addition, we cannot assure you that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets or other technologies.

We have 42 trademarks for which we have received registrations or notices of allowance in the US and elsewhere. We also have nine pending trademark applications pending. Some of the key trademarks for which we have either received registrations or notices of allowance include: the Orchid logo, Orchid Cellmark, 1-800-DNA-TEST and Ready-to-Know.

This Annual Report on Form 10-K contains references to some of our trademarked products and services, for which we have filed registration applications with the US Patent and Trademark Office. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Government Regulation

In the US, the paternity and forensic testing industries are not regulated by any governmental agency. Rather, each industry establishes and maintains standards and quality through voluntary third-party accreditation. The widely recognized body covering paternity testing is the American Association of Blood Banks, or AABB. For forensic testing, the main US entities that afford accreditation are ASCLD/LAB and NFSTC. All of our US facilities are accredited by the appropriate agency relative to the type of testing performed at that facility. Many of our contracts require us to maintain some or all of these accreditations.

In the UK, the NDNADB requires us, as a provider of forensic testing in the UK, to comply with ISO 17025 standards described above.

In the US and UK, we are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. The cost of any possible violation of these regulations could have an adverse effect on our business and results of operations.

Employees

As of December 31, 2005, we had 398 employees including forensic scientists, biologists and computer scientists with experience in the forensic, family relationship, agriculture and computer fields. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that we maintain good relationships with our employees. Our success will depend in part on our ability to attract and retain skilled and experienced employees, including our ability to recruit an adequate number of trained DNA analysts. There can be no assurance that we will be successful in hiring or retaining qualified personnel and our failure to do so could have a material adverse impact on our business, financial condition and results of operations.

Competition

In each of our markets, we compete with other companies offering services that are similar to those that we offer. Some of our competitors have greater financial, operational, sales and marketing resources and more experience in research and development and commercialization than we have. Moreover, some competitors may have greater name recognition than we do, and may offer discounts on their services or products as a competitive tactic. In forensics DNA testing, a significant share of the testing is done by state and local government laboratories, which are our competitors, as well as our customers.

In the field of forensic DNA testing, our competitors include: The Bode Technology Group, Commonwealth Biotechnologies, DNA Security, DNAprint Genomics, Identigene, Laboratory Corporation of America, and Reliagene in the US, along with Forensic Science Service and LGC in the UK. In agricultural testing, our competitors include: Genaissance (part of Clinical Data, Inc.), LGC and GAG Bioscience. Our competitors in the field of family relationship testing include: DNA Diagnostics, Identigene, Genetree, Laboratory Corporation of America, Long Beach Genetics, Paternity Testing Corporation and Reliagene in the US, along with DNA Bioscience, Laboratory of the Government Chemist Forensic Science, or LGC, NorthGene, DadCheck, and London BioScience in the UK.

Item 1A. RISK FACTORS

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

We currently derive approximately 98% of our revenues from the forensic, family relationship and animal and agricultural testing fields. These services are heavily dependent upon contracts with various governmental agencies, which are typically open to bid and usually have a term from one to three years. The process and criteria for these awards are typically complex and highly competitive, particularly with respect to price of services offered. Although we have not previously been debarred or disqualified for breach or non-performance of any contract, if such debarment or disqualification were to occur we may not be awarded future state or government contracts. We may not be able to maintain any of our existing governmental contracts or be the successful bidder on any additional governmental contracts which may become available in the future, or negotiate terms acceptable to us in connection with any governmental contract awarded to us, which could adversely affect our results of operations and financial condition.

We currently receive a significant percentage of our annual gross revenue through relationships with two customers and agreements with these customers may terminate.

In August of 2001, we entered into a three-year agreement with DEFRA to provide genotyping on sheep in order to test the animals for their susceptibility or resistance to scrapie, which agreement was renewed in June of 2004 for two additional years. These services were provided under an initiative called the National Scrapie Plan to provide genotyping services in the hopes of aiding British farmers to breed sheep with reduced susceptibility to scrapie. Under the agreement, we received income during 2005 that was approximately 8% of our total annual revenues. This agreement expires in December of 2006 and if we cannot renew this agreement with DEFRA, we would lose our scrapie genotyping business, which would have a material impact on the financial condition of our business.

We also signed a five-year agreement in July of 2002 with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. It is by virtue of our relationship with FAL that we have been able to increase our revenues based on forensic testing such that the income we received was approximately 29% of our gross revenues for the fiscal year ended December 31, 2005. In 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent is in a position to compete for the business we currently conduct for FAL. If our agreement with FAL is terminated and we are unable to implement plans to enable us to directly provide our services to UK police forces, including having in place in a timely manner the necessary personnel and infrastructure, or are unsuccessful in securing a sufficient number of agreements directly with UK police forces, our business would be materially adversely affected.

Together, these two agreements constituted 78% of international revenues and 37% of our total revenues for the fiscal year ended December 31, 2005.

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

All of our laboratories maintain applicable industry accreditations for paternity and forensic testing both in the US and the UK, and voluntary accreditation by the New York State Department of Health and by the Standards Council of Canada. In addition, our UK laboratory must maintain ISO 17025 accreditation in order to continue to provide forensic testing services. We cannot assure you that we will be able to maintain our accreditations. The loss of our accreditations could adversely affect our existing contracts which, in many cases, require that we maintain these accreditations, and could adversely affect our ability to enter into new contracts. As a result, our revenues could be eliminated or significantly reduced.

Our development and testing activities also involve the controlled use of hazardous materials. We are subject to laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products, as well as the conveyance, processing and storage of biological specimens. If we were in violation of any laws or regulations pertaining to the handling or use of hazardous materials, the remediation costs could be high and could have an adverse effect on our business and financial results.

We currently rely primarily on a single supplier for the majority of reagents and other components for the performance of our DNA testing services.

We currently have a purchase agreement with one supplier through which we purchase the majority of reagents and other components for use in our DNA testing services. Through this purchase agreement we have negotiated favorable discounts for the purchase of these products based on the volume of what we purchase. In the event our current supplier was to experience a major supply problem, we do have the ability to purchase reagents and components from other suppliers. However, if we had to switch to a different supplier or multiple suppliers, we may be required to also change the instruments on which we perform DNA testing services, which could require significant capital investment.

International sales are subject to increased costs and other risks, which could affect our revenues.

Our business includes international sales which are subject to certain inherent risks, including difficulties in collecting accounts receivable, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, currency fluctuations as they impact reported results, changes in regulatory requirements and difficulties in enforcement of contractual obligations and intellectual property rights. During 2005, we derived 47% of our revenues from international sales.

We had an accumulated deficit of $306 million as of December 31, 2005. If we fail to reach profitability and need to acquire additional capital to fund our current and future operating plans or obtain it on unfavorable terms, then we may have to take further cost-cutting measures.

We have expended significant resources developing our facilities and funding commercialization activities. As a result, we have incurred significant losses to date. We had net losses of approximately $9.4 million, $8.8 million and $23.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. We anticipate that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. If we fail to reach cash flow self sufficiency, we may need to raise additional funds through the sale of equity, convertible debt or equity-linked securities or we may have to further review our existing operations to determine new measures of cost reduction, such as further consolidation of operational facilities and/or reductions in staff.

As a result of our failure to file this Annual Report on Form 10-K by its filing deadline, we are not eligible to register our securities on a registration statement on Form S-3. Therefore, our ability to raise additional capital in the public markets may be adversely affected because registering our securities on other forms, including registration statements on Form S-1, is time consuming and costly. In addition, if our common stock were delisted from The Nasdaq National Market stock, such delisting would impair the liquidity of our common stock and there is no assurance that a market would continue to exist for our common stock. Our potential to raise future capital through the sale of our equity securities would be limited, which could have a material adverse effect on our future business prospects.

We have determined that we have material weaknesses in our internal control over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading of our stock.

Under Section 302 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. As of December 31, 2005, we did not maintain effective internal control over the application of generally accepted accounting principles, or GAAP, related to the financial reporting process, and we determined that we experienced two control deficiencies, one of which resulted in an adjustment being required to restate our consolidated financial statements for them to be in compliance with GAAP. Accordingly, management has determined that these control deficiencies constitute material weaknesses. Because of these material weaknesses, our management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting. If we are not successful in remediating the material weaknesses, or if we determine in future fiscal periods that we have additional material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted.

Future acquisitions or mergers could disrupt our ongoing operations, increase our expenses and adversely affect our revenues.

Although we have no commitments or agreements with respect to any acquisitions or mergers at present, we anticipate that a portion of our future growth may be accomplished either by acquiring or merging with existing businesses. Factors that will affect the success of any potential acquisition or merger to be made by us include our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to motivate personnel and to retain customers of acquired or merged businesses. We may not be able to identify suitable acquisition or merger opportunities, obtain necessary financing for an acquisition on acceptable terms or successfully integrate acquired personnel and operations. While we have not experienced material disruption to our ongoing business or distraction to our management and employees as a result of past acquisitions, we may experience such disruptions or distractions in the future.

Our improvement of existing technologies and our ability to capture and develop future technologies to be utilized in our service offerings may not be commercially successful, which could adversely affect our revenues.

We are currently developing and commercializing a limited number of services based on our technologies in DNA testing of humans and animals. These services involve uses of products, software and technologies that require validation for commercial application, and we cannot assure you that we or our customers will be able to recognize a cost-effective, commercial benefit in using our technology. In addition, any assays we develop utilizing SNP analysis technology may not be useful in assisting in food safety testing. Only a limited number of companies have developed or commercialized products based on utilizing SNP technology to date. Accordingly, even if we or our customers are successful in developing effective assays utilizing SNP technology, we cannot assure you that these discoveries will lead to commercially successful service offerings. If we fail to successfully develop our SNP scoring technologies or any products and services based on such technologies, we may not achieve a competitive position in the market.

We may be unable to hire an adequate number of DNA analysts or successfully apply new technology.

Our growth and future operating results will depend, in part, upon our ability to recruit an adequate number of trained DNA analysts. Our growth and future operating results will also depend, in part, upon our ability to apply new technologies to automate and improve our DNA testing services to take advantage of new technologies. There can be no assurance that our development efforts will result in any additional commercially viable or successful improvements or efficiencies to our testing processes. Any potential improvements to the testing process may require substantial additional investment and possibly regulatory approvals, prior to implementation. Our inability to recruit trained DNA analysts, to develop improvements to our testing processes, to increase efficiencies, or to achieve market acceptance of such improvements could have a material adverse effect on our business, financial condition and results of operations.

Our future sales and marketing efforts may not be successful in achieving our expected revenue growth.

We plan to continue to market our products and services to governments, commercial companies and private individuals. Our ability to successfully obtain new business, and where appropriate, enter into and maintain agreements with our customers, depends in part on the quality and pricing of our products and services. If we are unable to successfully implement our marketing plans, fail to maintain or enhance the quality of our products and services, or fail to offer attractive pricing for our products and services, our expected revenue growth and financial condition could be adversely affected.

We have adequate sales and marketing resources, but if our resources become limited, we may not achieve our expected revenue growth.

We believe that we currently have adequate resources in marketing and sales, but are subject to the possibility that our competitors may recruit our employees. As of December 31, 2005, we had 12 key marketing and sales employees, none of whom have employment contracts with us. We do not maintain key man life insurance policies for any of these individuals. Our sales and marketing resources are used to market our services to governments, commercial companies and private individuals. If we do not have adequate sales and marketing resources, our expected revenue growth and financial condition could be adversely affected.

We may be held liable for any inaccuracies associated with our services, which may require us to defend ourselves in costly litigation.

We provide forensic, family relationship and animal and agriculture testing services. Claims may be brought against us for incorrect identification of family relationships or other inaccuracies. Litigation of these claims in most cases is covered by our existing insurance policies. However, we could expend significant funds during any litigation proceeding brought against us and litigation can be a distraction to management. If a court were to require us to pay damages to a plaintiff, if not covered by our existing insurance, the amount of such damages could significantly harm our financial condition, and even if insured, damages could exceed our insurance policy coverage limits. We currently maintain product liability insurance with a maximum coverage limitation of $5 million and general laboratory professional liability insurance with a maximum coverage limitation of $10 million. We have been named a defendant in a number of minor suits relating to our DNA testing services, including claims of incorrect results. None of the outcomes of these suits have had a material adverse effect on our business.

Our ability to provide services may be seriously impaired by the occurrence of a natural disaster affecting any one or more of our laboratories.

Should we experience the occurrence of a natural disaster affecting any one or more of our laboratories such that we would be unable to continue to provide services out of a particular facility for an extended period of time, and we were not able to scale up operations at our other facilities in order to continue to provide such services, we would be at risk of losing significant contractual revenue from governmental agencies since many of our governmental agency contracts allow for the agency to terminate the contract early if we became unable to continue to render such services for an extended period of time, usually 90 days or more. However, we have multiple facilities, and may be able to shift operations from one facility to another in the event of a natural disaster, thereby mitigating the effects thereof.

Although we carry insurance for recovery in the instance of a natural disaster, the limits of this insurance are $70 million, and it is possible that our coverage will not be the same in all locations or that a loss in such an instance could exceed our ability to recover such costs.

Our success will depend partly on our ability to operate without misappropriating the intellectual property rights of others.

We may be sued for infringing, or may initiate litigation to determine that we are not infringing, on the intellectual property rights of others. Intellectual property litigation is costly, and could adversely affect our results of operations. If we do not prevail in any intellectual property litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity, or obtain a license to or design around the intellectual property in question. If we are unable to obtain a required license on acceptable terms, or are unable to practice non-infringing technologies or processes, we may be unable to sell some of our products and services, which would result in reduced revenues. We are named a defendant in a patent litigation matter. However, we believe we have the right to practice such technology by virtue of a third-party agreement, and we are actively engaged in defending this litigation. Other than the foregoing, we are not aware that we are misappropriating the intellectual property rights of others.

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

Our success will depend, in part, on our ability to obtain patent protection on our proprietary technologies, products and services and to enforce such protection. We may not be able to obtain new patents for these technologies, products and services. We also may not have the resources to aggressively protect and enforce existing patent protection. We may need to obtain a license from certain third parties with respect to any patent covering technologies or methodologies which we wish to incorporate into our service offerings, but we may not be able to acquire such licenses on terms acceptable to us, if at all.

The scope of our issued patents may not provide us with adequate protection of our intellectual property, which would harm our competitive position.

Any issued patents that cover our proprietary technologies may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent may be challenged with respect to its validity or its enforceability. The US Patent and Trademark Office (or a court of appropriate jurisdiction), or any one of a number of foreign patent offices where we have pursued patent protection may invalidate one or more of our patents. In addition, third parties may have patents of their own which could, if asserted, prevent us from practicing our proprietary technologies, including the methods we use to conduct genotyping. If we are otherwise unable to practice our patented technologies, we may not be able to commercialize our technologies or services and our competitors could commercialize our technologies. We currently believe that there may be at least one company actively infringing our proprietary single base primer extension technology. However, we have not completed an analysis of this third party’s practices or of the practices of any other third parties and cannot form a conclusion at this time as to infringement.

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could result in the forfeiture of these rights.

In order to protect or enforce our patent rights, we may need to initiate patent litigation against third parties. These lawsuits could be expensive, take significant time and could divert management’s attention from other business concerns. These lawsuits could result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents. We cannot assure you that we will prevail in any future litigation or that a court will not find damages or award other remedies in favor of the opposing party in any of these suits. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which would likely cause the market price of our stock to decline.

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

To our knowledge, we have never been materially harmed by a breach under any of circumstances listed above. However, if for any of the above reasons our intellectual property is disclosed or misappropriated, it would harm both our ability to protect our rights and our competitive position. The pursuit of a remedy for such an alleged breach may cost substantially in terms of the time, effort and expenses of our resources.

Our ability to utilize our net operating loss carryforwards may be limited.

As of December 31, 2005, our net operating loss, or NOL, carryforwards were approximately $234 million and approximately $194 million for Federal and state income tax purposes, respectively. Our Federal and state NOL carryforwards begin to expire in 2006. Utilization of our NOLs to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Tax Reform Act of 1986, or the Act. The Act provides for a limitation on the annual use of NOL carryforwards and research and development credits following certain ownership changes, as defined by the Act, which could significantly limit our ability to utilize these carryforwards and research and development credits. We have determined that an ownership change, as defined by the Act, occurred in 1999. Approximately $36 million of NOL carryforwards is limited due to this ownership change. Additionally, because US tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for Federal income tax purposes. The NOL carryforwards subject to expiration through the year 2019 is approximately $32 million. We may have experienced other ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, our ability to utilize the aforementioned Federal NOL carryforwards may be further limited in the future.

Risks Associated with Our Common Stock

Future issuance of our securities may dilute the rights of our stockholders.

Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, preferences, privileges and other terms of these shares. Our Board of Directors may exercise this authority without any further approval of our stockholders. Additionally, if we need to raise additional funds through the sale of equity, convertible debt or equity-linked securities, your percentage ownership in the Company on a diluted basis will be reduced. These transactions may dilute the value of our outstanding common stock. We may also issue securities that have rights, preferences and privileges senior to our common stock.

We have various mechanisms in place that you as a stockholder may not consider favorable, which may discourage takeover attempts and may prevent or frustrate attempts by stockholders to change our direction or management.

Certain provisions of our certificate of incorporation and by-laws, as well as Section 203 of the Delaware General Corporation Law and our adoption of a shareholder’s rights plan, may discourage, delay or prevent a change in control or the ability of stockholders to change our direction or management, even if the changes would be beneficial to stockholders. These provisions include:

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

Our common stock may be delisted from The Nasdaq National Market.

Because of material weaknesses in our internal control over financial reporting and the restatement of our consolidated financial statements for the quarters ended June 30, 2005 and September 30, 2005, we did not file this Annual Report on Form 10-K in a timely manner. As a result, The Nasdaq National Market, or Nasdaq, notified us that we were not in compliance with a listing standard of Nasdaq. We subsequently submitted a request for a Nasdaq Listing Qualifications Panel, or the Panel, to consider our continued listing. The hearing was held April 27, 2006, and as of the filing of this Annual Report on Form 10-K, the Panel had yet to render its decision regarding the continued listing of our common stock on Nasdaq. In addition, as a result of the delay in filing this Annual Report on Form 10-K, we did not file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by the date required by the SEC. On May 16, 2006, we received a letter from Nasdaq indicating that the failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 serves as an additional basis for delisting our common stock.

If the Panel rules against us or if we fail to demonstrate compliance with applicable Nasdaq rules in the future, our common stock may be delisted from Nasdaq, which could materially adversely affect the trading price and volumes of our common stock regardless of our actual results of operations. Also, the coverage of our common stock by securities analysts may decrease or cease entirely. Public announcements regarding the possible delisting of our common stock could result in extreme price and volume fluctuations that are unrelated or disproportionate to our actual operating performance. In addition, the delisting of our common stock would impair the liquidity of our common stock and there is no assurance that a market would exist for our common stock. Even though we have filed this Annual Report on Form 10-K and expect to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 as soon as possible, we cannot assure you that the Panel will not determine to delist our common stock from Nasdaq.

Our stock price has been, and likely will continue to be, volatile and your investment may suffer a decline in value.

The market prices for securities of companies quoted on The Nasdaq Stock Market, including our market price, have in the past been, and are likely to continue in the future to be, very volatile. Between January 1, 2004 and December 31, 2005, the closing price of our common stock (adjusted for our reverse stock split on March 31, 2004) ranged from a low of $5.46 to a high of $14.25. The Nasdaq Composite Index has significantly declined since our initial public offering in May 2000 and remains very volatile. The market price of our common stock has been, and likely will continue to be, subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•	announcements regarding the results of development efforts by us or our competitors;

•	announcements regarding the acquisition of technologies or companies by us or our competitors;

•	changes in our existing development or licensing arrangements or formation of new development or licensing arrangements;

•	technological innovations or new service offerings developed by us or our competitors;

•	changes in our intellectual property portfolio;

•	developments or disputes concerning our proprietary rights;

•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us;

•	additions or departures of our key personnel;

•	our operating losses; and

•	continued economic uncertainty with respect to the valuation of certain technology companies and other market conditions.

Fluctuations in our quarterly revenues and operating results may negatively impact our stock price.

Our revenues and results of operations have fluctuated significantly in the past and these fluctuations are likely to continue in the future due to a variety of factors, many of which are outside of our control. These factors include:

•	the timing of US Federal funding for forensic DNA testing through the NIJ;

•	our ability to secure new contractual relationships for forensic, family relationship and animal and agricultural testing or retain existing relationships upon contract expirations;

•	the volume and timing of testing samples received in our laboratories for testing services;

•	the number of trained DNA analysts which are available to process the samples for testing services;

•	the number, timing and significance of new services introduced by our competitors;

•	our ability to develop, market and introduce new services on a timely basis;

•	our ability to maintain and grow the volume of forensic testing services in the UK, either through extension of our agreement with FAL or by directly providing our services to UK police forces;

•	changes in the cost, quality and availability of intellectual property and components required to perform our services;

•	availability of commercial and government funding to researchers who use our services; and

•	the inherent seasonality in our animal testing business during the winter months.

Fixed operating costs associated with our technologies and services, as well as personnel costs, marketing and sales programs and overhead costs, account for a substantial portion of our operating expenses. We cannot adjust these expenses quickly in the short term. If our testing volumes and related pricing decline due to market pressure, our revenues will decline and we may not be able to reduce our operating expenses accordingly. Our loss of revenues and failure to reduce operating expenses could harm our operating results for a particular fiscal period. In addition, market and other conditions may require certain non-cash charges such as impairment charges related to long-lived assets and restructuring charges to be recorded by us in future periods. If our operating results in any quarter or quarters fail to meet the expectations of public market analysts or investors, the market price of our common stock is likely to fall.

We cannot assure you that your investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market.

Item 1B. UNRESOLVED STAF F COMMENTS.

Not applicable.

Item 2. PROPERTI ES

In Princeton, New Jersey, we lease an approximately 11,000 square foot facility, which serves as our corporate headquarters. We lease an approximately 22,000 square foot facility in Dallas, Texas, an approximately 17,000 square foot facility in Dayton, Ohio, an approximately 18,000 square foot facility in Nashville, Tennessee and an approximately 9,000 square foot facility in East Lansing, Michigan. In addition, we lease a total of approximately 35,000 square feet in three buildings located in Abingdon, UK. On May 18, 2005, we executed a settlement agreement with the lessor of one of our former operating facilities in Princeton, New Jersey to exit the lease prior to the expiration date. In addition, in 2005, we closed and ceased operations at our 18,000 square foot DNA testing facility located in Germantown, Maryland. We currently believe our facilities are sufficient to meet our space requirements through at least the next twelve months.

Item 3. LEGAL PRO CEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as a defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the Securities and Exchange Commission in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We believe that the allegations are without merit and have, and intend to continue to, vigorously defend ourselves against plaintiffs’ claims. In this regard, on or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for us entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, we received notice of the court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court.

We are a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount. At this time, the parties await the outcome of a hearing held on July 5, 6 and 7, 2005, which is expected to determine the interpretation of the claims in the subject patents. A ruling is expected in the late spring of 2006.

Additionally, we have certain other claims against us arising from the normal course of our business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on our financial position, but could have a material impact on our results of operations for any reporting period.

Item 4. SU BMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq National Market under the symbol “ORCH.” The following table sets forth, for the periods indicated, the high and low closing prices (adjusted to reflect our reverse stock split on March 31, 2004) for our common stock as reported by Nasdaq:

	Common Stock
	High	Low
2005:
First Quarter	$13.91	$11.06
Second Quarter	11.49	8.70
Third Quarter	11.18	8.41
Fourth Quarter	8.90	5.71

2004:
First Quarter	$14.25	$7.25
Second Quarter	10.26	5.46
Third Quarter	8.52	6.25
Fourth Quarter	12.15	7.46

On May 15, 2006, the last sale price of our common stock was $3.81.

Stockholders

As of May 15, 2006, there were approximately 317 stockholders of record.

Dividends

We have not paid dividends to our common stockholders since our inception and do not plan to pay cash dividends in the foreseeable future, as we currently intend to retain earnings, if any, to finance our growth.

Item 6. SELECTED FINANCIAL DATA

	Year ended December 31
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated statements of operations data:
Total revenues	$61,609	$62,499	$50,627	$50,425	$30,648
Operating expenses:
Cost of service revenues	37,496	34,963	29,014	25,957	14,499
Cost of product revenues	—	—	—	1,690	3,822
Research and development	1,616	1,632	3,193	21,006	33,984
Marketing and sales	8,744	7,041	6,087	8,701	6,313
General and administrative	20,383	22,360	23,517	32,967	23,936
Impairment of assets	255	393	837	20,771	30,652
Restructuring	2,514	1,130	76	6,880	388
Amortization of intangible assets	1,763	1,785	1,807	3,039	3,778

Total operating expenses	72,771	69,304	64,531	121,011	117,372

Operating loss	(11,162)	(6,805)	(13,904)	(70,586)	(86,724)
Total other income (expense), net	2,069	(103)	1,218	(1,085)	2,111

Loss from continuing operations before income taxes	(9,093)	(6,908)	(12,686)	(71,671)	(84,613)
Income tax benefit (expense)	(346)	(1,121)	(1,645)	577	—

Loss from continuing operations	(9,439)	(8,029)	(14,331)	(71,094)	(84,613)
Discontinued operations:
Loss from discontinued operations	—	(783)	(9,237)	(9,003)	(65)

Net loss	(9,439)	(8,812)	(23,568)	(80,097)	(84,678)
Dividends to Series A preferred stockholders	—	(14)	(534)	—	—
Accretion of Series A redeemable convertible preferred stock discount resulting from conversions	—	(1,129)	(2,645)	—	—
Beneficial conversion feature of Series A redeemable convertible preferred stock	—	—	(744)	—	—

Net loss allocable to common stockholders	$(9,439)	$(9,955)	$(27,491)	$(80,097)	$(84,678)

Basic and diluted net loss per share allocable to common stockholders	$(0.39)	$(0.46)	$(2.14)	$(7.42)	$(11.36)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	24,284	21,828	12,831	10,800	7,452

	December 31
	2005	2004	2003	2002	2001
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments (including $1,736 of restricted cash in 2005 and 2004)	$24,934	$32,222	$12,004	$13,370	$27,942
Working capital	23,118	33,047	7,540	9,475	27,522
Total assets	61,669	75,622	59,429	70,434	120,916
Long-term debt, less current portion	—	—	415	2,299	6,267
Series A redeemable convertible preferred stock	—	—	3,897	—	—
Total stockholders’ equity	45,477	58,250	31,147	38,693	93,238

The following transactions had a material effect on the comparability of the data presented in the consolidated financial data above, as follows: the sale of common stock in our secondary offering in June 2001, the acquisitions of Cellmark in February 2001 and Lifecodes in December 2001, the sale of our common stock in February and March 2002, the decision to discontinue the Life Sciences instrumentation business including the sale of assets in 2002, the line of credit entered into in 2002, the sale of Series A redeemable convertible preferred stock in March 2003, the decision in 2003 to realign the GeneShield business and the decision in 2002 to sell the Diagnostics business. The results of the Diagnostics business have been classified as “discontinued operations” and the related assets and liabilities are included as held for sale in 2003 and 2002. Please see our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussions of these transactions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition as of December 31, 2005 and Results of Operations for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto and the Selected Financial Data included elsewhere in this Annual Report on Form 10-K.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On May 31, 2005, we entered into a settlement of escrow claims associated with our December 2001 acquisition of Lifecodes. The Audit Committee of our Board of Directors, in consultation with our independent auditors, determined that the 163,259 shares of our common stock received from this settlement and valued at $1.6 million should have been recorded at the settlement date as a non-operating gain and an acquisition of treasury stock in our previously filed consolidated financial statements included in our Form 10-Q for the period ended June 30, 2005. Therefore, we will restate our consolidated financial statements included in our Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005, as this second quarter 2005 event is also included in our reported results for the nine months ended September 30, 2005. As a result of this restatement, other income increased and net loss decreased by $1.6 million in these periods.

OVERVIEW

We are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity. We focus our business on DNA testing for human identity as well as for animal and agricultural applications. In the human identity area, we provide DNA testing services for forensic, family relationship and security applications. Forensic DNA testing is primarily used to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with crimes, confirm that a suspect committed a particular crime or to exonerate an innocent person. Family relationship DNA testing is used to establish whether two or more people are genetically related. Recently, DNA testing has been used by individuals and employers in security applications by seeking to establish a person’s genetic identity and store it for identification purposes in the event of an emergency or accident. In the animal and agriculture field, we provide DNA testing services for food safety and selective trait breeding. Our services are used extensively in each of these applications, and we expect their uses to increase as these markets continue to grow and new commercial applications evolve. We have operations in the US and in the UK. We market our services in many countries primarily in North America and Europe; however, the majority of our current customers are based in the US and in the UK.

Over the past few years, we have made significant progress in our transformation from a technology development organization to a DNA laboratory testing company, with multiple service offerings in the US and the UK. During 2005, we hired key employees in Finance, Information Technology and Operations, who are in the process of analyzing our laboratory operations to identify ways of reducing costs as well as the amount of time that it takes to process a DNA sample. We believe low per unit costs and quick sample turn-around-times are important to gaining and maintaining a competitive advantage in our markets. In April of 2005, we announced the consolidation of our forensic casework business from our old facilities in Germantown, Maryland and Dallas, Texas, into a newly designed facility to be located in Dallas. The closure of our old Dallas facility was completed in the fourth quarter of 2005, and we moved into the new facility in Dallas in November 2005. While we were in the consolidation process, our US forensic casework business experienced unexpected demand in the latter part of 2005, which strained our US forensic processing capacity. As a result, we began to hire additional DNA analysts to increase our US forensic casework capacity. We are in the process of analyzing our profitability by line of business and by contract. We expect this analysis will help us to determine whether it is necessary to realign our strategic objectives by service line and increase capacity where needed in order to achieve profitability. We believe a part of our future success in reducing costs, increasing turn-around-times and improving profitability is the successful utilization of a robust laboratory information management system, which will track transactions and improve our information gathering capabilities.

Our revenues are predominately generated from services provided to our customers that relate to the completion of DNA testing. Our costs and expenses consist of costs of service revenues, research and development expenses, marketing and sales expenses, general and administrative expenses and other income and expense. Costs of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, and facility expenses. Research and development expenses consist primarily of salaries and related costs, fees paid to consultants and outside service providers for development, laboratory supplies, and other expenses related to the design, development, testing and enhancement of our products. Marketing and sales expenses consist of salaries and benefits for salespeople within our Company and all related costs of selling and marketing our products and services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, and other corporate expenses.

Our operating results declined for 2005 as compared to 2004. Overall, for the year ended December 31, 2005, as compared to 2004, total revenues decreased by 1%, and service revenue gross margin decreased to 38% as compared to 43% in the comparable period in 2004. As a result, losses from continuing operations before income taxes were $9.1 million in 2005, as compared to $6.9 million for the year ended December 31, 2004. Our service revenue gross margin for 2005 was below 2004 as a result of lower pricing and the amount of sample testing required per test result for some of our lines of business, the implementation of new processes and systems in the latter half of 2005 designed to create future operational efficiencies and the physical relocation in November 2005 of our US forensic casework operations to a new facility in Dallas, Texas. In addition, we experienced high growth in the volumes for our CODIS testing services, which have lower average gross margins than some of our other lines of business.

Our operations in the UK provided all of our animal and agricultural testing services, in addition to a portion of our paternity and forensic DNA testing services, and accounted for 47% and 42% of our total revenues for 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, 78% and 73%, respectively, of our UK revenues were derived through agreements with two contractors, DEFRA and FAL. In June of 2004, the DEFRA contract was renewed for two more years; in May 2006 the contract was extended so that it is currently set to expire in December of 2006. We expect DEFRA to put the contract out for bid in 2006 and we intend to bid for the ability to continue to perform scrapie testing for DEFRA. The contract with FAL was executed in July of 2002 with an initial term of five years. In 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent is in a position to compete for the business we currently conduct for FAL. As a result of this acquisition, we are implementing plans to enable us to directly provide our services to UK police forces, including the hiring of necessary personnel and the development of necessary infrastructure. We continue to expect our UK operations to be a significant part of our business.

For the year ended December 31, 2005 as compared to the same period in 2004, our revenues were unfavorably impacted by 1% as a result of the exchange rate movement of the British Pound as compared to the US dollar. Excluding the unfavorable impact of the exchange rate movement, the growth rate in UK revenues for the year ended December 31, 2005 was 13%. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and while there is currently no material adverse impact to our financial results, there can be no assurances that we will not experience adverse material exchange rate movements, which would have an unfavorable translation impact on our consolidated financial results.

RESULTS OF OPERATIONS

Our Diagnostics business unit was considered to be a non-core asset, and was reflected as a discontinued operation for the years ended December 31, 2004 and 2003. Accordingly, the results of operations of our Diagnostics business unit have been reflected in discontinued operations for those periods. We completed the sale of certain assets and liabilities related to our Diagnostics business unit in January 2004.

Years ended December 31, 2005 and 2004

The following table sets forth a year-over-year comparison of the components of our net loss for the years ended December 31, 2005 and 2004:

	2005	2004	$ Change	% Change
	(In thousands)
Total revenues	$61,609	$62,499	$(890)	(1)%
Cost of service revenues	37,496	34,963	2,533	7
Research and development	1,616	1,632	(16)	(1)
Marketing and sales	8,744	7,041	1,703	24
General and administrative	20,383	22,360	(1,977)	(9)
Impairment of assets	255	393	(138)	(35)
Restructuring	2,514	1,130	1,384	>100
Amortization of intangible assets	1,763	1,785	(22)	(1)
Interest income	(522)	(243)	(279)	>100
Interest expense	81	141	(60)	(43)
Other (income)/expense	(1,628)	205	(1,833)	>(100)
Income tax expense	346	1,121	(775)	(69)
Loss from discontinued operations	—	(783)	783	(100)
Net loss	(9,439)	(8,812)	(627)	7
Net loss allocable to common stockholders	(9,439)	(9,955)	516	(5)

Revenues

Total revenues for the year ended December 31, 2005 of approximately $61.6 million represented a decrease of approximately $0.9 million, or 1% as compared to revenues of approximately $62.5 million for the comparable period of 2004. Revenues from our service businesses of forensic, family relationship and animal and agricultural testing for the year ended December 31, 2005 were approximately $60.4 million, as compared to approximately $61.0 million for the year ended December 31, 2004, a decrease of approximately $0.5 million, or 1%. This is primarily due to a decline in our testing volumes related to our US forensic casework services, which was substantially offset by the increases in testing volumes for our US CODIS and UK forensic businesses. The decline in our US forensic casework volumes was primarily due to lower than anticipated production capacity in our new Dallas facility as a result of the transition of work from our Germantown, Maryland facility, which was closed in September 2005, and lower than expected DNA analyst staffing levels. In addition, we continued to see delays in the timing of the release of bids by states and municipalities for outsourced forensic DNA testing under fiscal year 2004 NIJ funding. Revenues from our UK-based service business grew to approximately $29.2 million during the year ended December 31, 2005 as compared to approximately $26.1 million during the year ended December 31, 2004, driven primarily by increased forensics volume.

Our international revenue represented 47% and 42% of total revenue during the years ended December 31, 2005 and 2004, respectively. Fluctuations in foreign currency exchange rates during 2005 and 2004 had an unfavorable impact of 1% and a favorable impact of 5%, respectively, on our consolidated revenues. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations be deemed to have a material economic impact on the Company, although we have not engaged in hedging activities to date.

We have an agreement with DEFRA to provide genotypes on sheep in order to test the animals for their susceptibility or resistance to scrapie, which is currently set to expire in December of 2006. We expect DEFRA to put the contract out for bid in 2006 and we intend to bid for the ability to continue to perform scrapie testing for DEFRA. We also have an agreement with FAL, an agency through which we perform forensic testing services for multiple police forces throughout the UK. In 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent is in a position to compete for the business we currently conduct for FAL. As a result of this acquisition, we are implementing plans to enable us to directly provide our services to UK police forces, including the hiring of necessary personnel and the development of necessary infrastructure. Revenue for the years ended December 31, 2005 and 2004 under these two agreements was approximately 37% and 30% of our total revenues for each period, respectively.

During the year ended December 31, 2005, we recognized approximately $1.2 million in other revenues, specifically license and grant revenues, as compared to approximately $1.5 million during the comparable period of the prior year. The decline in other revenues is principally due to lower royalties received during the year ended December 31, 2005. Effective September 1, 2005, Motorola, Inc., or Motorola, converted its exclusive license to our microfluidic technology to a non-exclusive license agreement. Under the exclusive license, Motorola paid us a minimum annual fee of $1.0 million, while the non-exclusive license payments are 4% of sales of products incorporating our technology by Motorola. We do not anticipate any significant future licensing revenues from Motorola as a result of the change of this license agreement.

Cost of Service Revenues

Cost of service revenues was approximately $37.5 million, or 62% of service revenues, for the year ended December 31, 2005 compared to approximately $35.0 million, or 57% of service revenues, for the comparable period of the prior year. Our service revenues gross margin for 2005 as compared to the same period in 2004 was negatively impacted by lower pricing and the amount of sample testing required per test result for some of our lines of business, the physical relocation in November 2005 of our US forensic casework operations to a new facility in Dallas, Texas and the increases in testing volumes for CODIS testing services, which have lower average gross margins than some of our other lines of business. In addition, the implementation of new processes and systems in the fourth quarter of 2005, which are designed to create future operational efficiencies, had a negative impact on service revenues gross margin during the implementation phase.

Research and Development

Research and development expenses for the year ended December 31, 2005 were approximately $1.6 million, virtually unchanged from the comparable period of the prior year.

Marketing and Sales

Marketing and sales expenses for the year ended December 31, 2005 were approximately $8.7 million as compared to approximately $7.0 million during the comparable period of the prior year. The increase in these expenses of approximately $1.7 million was substantially related to the addition of the business development group in the fourth quarter of 2004 that was subsequently eliminated in 2005, the expansion of our US field sales team and the testing of a radio advertising campaign for our consumer family relationship testing services in 2005.

General and Administrative

General and administrative expenses for the year ended December 31, 2005 were approximately $20.4 million, a decrease of approximately $2.0 million, as compared to approximately $22.4 million for the comparable period of the prior year. General and administrative expenses for the year ended December 31, 2004 included approximately $3.0 million of professional fees related to capital restructuring, equity financing and related other corporate activities which did not recur in 2005. In addition, we recorded an additional expense of $0.2 million for the amortization of deferred stock compensation in 2004 as compared to 2005, as the deferred compensation became fully amortized in the first quarter of 2004. Due to our focus on reducing corporate overhead, we were able to reduce spending in other general and administrative expenses, in particular insurance and employee related costs. These declines were offset by increases in general and administrative expenses including $0.3 million in professional fees and $0.9 million in aggregate expenses related to increases in franchise taxes, recruiting of personnel, travel, rent, bad debt expense and repairs and maintenance expense.

Impairment of Assets

During the year ended December 31, 2005, we recorded approximately $0.3 million of charges for the impairment of assets, as compared to $0.4 million during the year ended December 31, 2004. During the year ended December 31, 2005, these assets became impaired in connection with the closure of our Germantown, Maryland and old Dallas, Texas facilities and consolidation into our new Dallas, Texas facility. These assets consisted primarily of leasehold improvements and some laboratory equipment. During the year ended December 31, 2004, we continued to strategically realign our business and evaluated potential future market segments and growth strategies for this initiative. In connection with this evaluation, we recorded impairment charges of approximately $0.4 million related to various fixed assets, consisting primarily of laboratory equipment.

Restructuring

As of December 31, 2005 and 2004, we had $0.9 million and $1.8 million, respectively, in restructuring accruals outstanding of which $0.3 million and approximately $1.0 million, respectively, were classified as long-term liabilities. A summary of the restructuring charges is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2003	$469	$1,565	$2,034
Restructuring charges recorded in 2004	—	1,184	1,184
Cash payments in 2004	(404)	(912)	(1,316)
Non-cash reductions	(65)	11	(54)

Restructuring liability as of December 31, 2004	—	1,848	1,848
Restructuring charges recorded in 2005	1,596	918	2,514
Cash payments in 2005	(1,569)	(1,922)	(3,491)

Restructuring liability as of December 31, 2005	$27	$844	$871

Restructuring expenses for the year ended December 31, 2005 were approximately $2.5 million, as compared to $1.1 million in the comparable period of 2004. During 2005, we recognized $1.6 million in restructuring charges, primarily for employee severance costs related to workforce reductions in the corporate office, as well as $0.9 million in restructuring charges related to facility closure costs for our Germantown, Maryland and old Dallas, Texas facilities.

During the year ended December 31, 2004, we recognized $1.1 million in restructuring charges related to one of our former operating facilities in Princeton, New Jersey. The charge was a result of a change in our estimate as to when we expected to sublease this facility and the estimated impact associated with such a sublease arrangement.

Amortization of Intangible Assets

During the year ended December 31, 2005, we recorded approximately $1.8 million of amortization of intangible assets, virtually unchanged from the comparable period of the prior year.

Interest Income

Interest income for the year ended December 31, 2005 was approximately $0.5 million, as compared to approximately $0.2 million during the same period of the prior year. This increase was primarily due to interest received on higher cash equivalent and short-term investment balances in 2005 than in 2004.

Interest Expense

Interest expense for the year ended December 31, 2005 and 2004 was approximately $0.1 million. Our outstanding long-term debt was paid in full during the third quarter of 2005.

Other (Income)/Expense

Total other income for the year ended December 31, 2005 was approximately $1.6 million, as compared to other expense of approximately $0.2 million during the prior year. This increase in other income was primarily attributable to a non-cash gain on the acquisition of treasury stock in connection with the settlement of escrow claims and the return of treasury shares associated with our December 2001 acquisition of Lifecodes.

Income Tax Expense

During the years ended December 31, 2005 and 2004, we recorded income tax expense of approximately $0.3 million and $1.1 million, respectively. For the year ended December 31, 2005, we recognized a current foreign tax expense of approximately $1.1 million and approximately $0.1 million of deferred foreign tax benefit, primarily for our business in the UK. Prior to 2005, we had recorded tax reserves for tax return positions taken on our UK subsidiary tax return filings with respect to intercompany transactions. In the first quarter of 2005, we reversed $0.5 million of this tax reserve as a result of the closing of the statute of limitations for our 2002 UK tax return. In addition, during the fourth quarter of 2005, we completed an assessment of our remaining tax position with respect to tax return positions taken on our 2003 and 2004 UK subsidiary tax return filings and on an estimate of our planned tax position to be utilized in filing our 2005 UK tax return. As a result of completing our assessment, we determined that it is probable that we will sustain the tax benefit taken on the 2003 and 2004 UK tax return filings and with respect to our estimate of the tax benefit for the 2005 UK tax return filing relating to certain portions of intercompany transactions with our UK subsidiary. We utilized a study performed by outside consultants to assist us in reaching this conclusion. Accordingly, in the fourth quarter of 2005 we reversed $1.0 million of tax reserves associated with tax positions taken on our 2003 and 2004 UK income tax returns and 2005 estimated tax return position for these intercompany transactions. In addition, we recorded a tax benefit of approximately $0.7 million associated with the sale of some of our state NOL carryforwards, which was authorized by the New Jersey Economic Development Authority.

During the year ended December 31, 2004, we recorded net income tax expense of approximately $1.9 million related to our profitable UK business. This item was partially offset by an approximately $0.7 million tax benefit associated with the sale of some of our state NOL carryforwards, which was authorized by the New Jersey Economic Development Authority.

Net Loss and Net Loss Allocable to Common Stockholders

In 2005, we reported a net loss of approximately $9.4 million compared to a net loss of approximately $8.8 million for the comparable period of the prior year. In 2004, all shares of Series A redeemable convertible preferred stock were converted into common stock and no shares of Series A redeemable convertible preferred stock were outstanding during the year ended December 31, 2005, and thus our net loss allocable to common stockholders is equal to our net loss for the period. In 2004, we also recorded dividends and accretion of Series A redeemable convertible preferred stock of approximately $1.1 million, which was included in our net loss allocable to common stockholders of approximately $10.0 million for the year ended December 31, 2004.

Years ended December 31, 2004 and 2003

The following table sets forth a year-over-year comparison of the components of our net loss for the years ended December 31, 2004 and 2003:

	2004	2003	$ Change	% Change
	(In thousands)
Total revenues	$62,499	$50,627	$11,872	23%
Cost of service revenues	34,963	29,014	5,949	21
Research and development	1,632	3,215	(1,583)	(49)
Marketing and sales	7,041	6,087	954	16
General and administrative	22,360	23,495	(1,135)	(5)
Impairment of assets	393	837	(444)	(53)
Restructuring	1,130	76	1,054	>100
Amortization of intangible assets	1,785	1,807	(22)	(1)
Interest income	(243)	(88)	(155)	>100
Interest expense	141	478	(337)	(71)
Other (income)/expense	205	(1,608)	1,813	(>100)
Income tax expense	1,121	1,645	(524)	(32)
Loss from discontinued operations	(783)	(9,237)	8,454	(92)
Net loss	(8,812)	(23,568)	14,756	(63)
Net loss allocable to common stockholders	(9,955)	(27,491)	17,536	(64)

Revenues

Total revenues for the year ended December 31, 2004 of approximately $62.5 million represented an increase of approximately $11.9 million as compared to revenues of approximately $50.6 million for the comparable period of 2003. Total revenues during the year ended December 31, 2004 versus 2003 increased primarily as a result of increased service revenues. Revenues from our service businesses of forensic, family relationship and animal and agricultural testing for the year ended December 31, 2004 were approximately $61.0 million, as compared to approximately $49.1 million for the year ended December 31, 2003, an increase of approximately $11.8 million, or 24%. The increase in revenues from our service businesses was primarily attributable to an increase in testing volumes experienced during the year ended December 31, 2004. Revenues from our UK-based service business grew to approximately $26.1 million during the year ended December 31, 2004 as compared to approximately $20.3 million during the comparable period of the prior year.

Our international revenue represented 42% and 40% of total revenue during the years ended December 31, 2004 and 2003, respectively. Fluctuations in foreign currency exchange rates during 2004 and 2003 had a favorable impact of 5% on our consolidated revenues. Revenue for the years ended December 31, 2004 and 2003 under the DEFRA and FAL agreements was approximately 30% and 31% of our total revenues for each period, respectively.

During the year ended December 31, 2004, we recognized approximately $1.5 million in other revenues, specifically license and grant revenues, virtually unchanged from the comparable period of the prior year.

Cost of Service Revenues

Cost of service revenues was approximately $35.0 million, or 57% of service revenues, for the year ended December 31, 2004, compared to approximately $29.0 million, or 59% of service revenues, for the comparable period of the prior year. The increase in cost of service revenues primarily reflects growth in revenues from our businesses of forensic, paternity and animal and agricultural testing services. The decline of cost of services as a percentage of revenue in 2004 as compared to 2003 was primarily related to staffing increases made in the latter part of 2003, in both our UK operations and our US-based forensic operations, in preparation for the addition of new contracts attained late in 2003 and in the first quarter of 2004. These additional hires provided us with sufficient resources for the DEFRA agreement, the FAL agreement and our other contracts.

Research and Development

Research and development expenses for the year ended December 31, 2004 were approximately $1.6 million, a decrease of approximately $1.6 million as compared to approximately $3.2 million for the comparable period of the prior year. The significant decrease in research and development expenses for the year ended December 31, 2004 as compared to the previous year was primarily attributable to a reduction in the research and development efforts undertaken by our GeneShield business unit. In 2004, we incurred no research and development expenses for the GeneShield business unit as compared to approximately $1.8 million incurred for this business unit during the year ended December 31, 2003.

Marketing and Sales

Marketing and sales expenses for the year ended December 31, 2004 were approximately $7.0 million as compared to approximately $6.1 million during the comparable period of the prior year. The increase in these expenses of approximately $1.0 million was substantially related to increased investments in our marketing and sales efforts in our private paternity testing business and our operations in the UK.

General and Administrative

General and administrative expenses for the year ended December 31, 2004 were approximately $22.4 million, a decrease of approximately $1.1 million as compared to approximately $23.5 million for the comparable period of the prior year. The decrease was primarily attributable to approximately $3.0 million in expenses incurred for the year ended December 31, 2003 for strategic corporate activities, including approximately $1.5 million associated with a third party banker, approximately $0.5 million in legal costs and approximately $0.9 million in consulting costs in connection with other strategic corporate activities. In addition, we recorded an additional $1.1 million in expense in 2003 as compared to 2004 for the amortization of deferred stock compensation. Deferred compensation became fully amortized in the first quarter of 2004. The decrease in our general and administrative expenses in 2004 was substantially offset by $1.9 million of charges related to our various financing activities during the first three months of 2004. General and administrative expenses incurred as a result of Sarbanes Oxley compliance approximated $1.5 million for the year ended December 31, 2004.

Impairment of Assets

During the year ended December 31, 2004, we recorded approximately $0.4 million of charges for the impairment of assets, as compared to $0.8 million during the year ended December 31, 2003. During the year ended December 31, 2004, we continued to strategically realign our business, and in connection with this realignment we recorded impairment charges for various fixed assets, consisting primarily of laboratory equipment. During the quarter ended June 30, 2003, we decided to strategically realign our GeneShield business unit and, in connection with this decision, we terminated most of our GeneShield employees, most of whom were located in our Arlington, Virginia facility. As a result, some of the fixed assets, including office and computer equipment, furniture and fixtures and software related to the GeneShield business unit, became impaired, resulting in a charge for approximately $0.8 million.

Restructuring

As of December 31, 2004 and 2003, we had $1.8 million and $2.0 million, respectively, in restructuring accruals outstanding of which approximately $1.0 million and approximately $0.8 million, respectively, were classified as long-term liabilities. A summary of the restructuring charges is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2002	$1,440	$2,846	$4,286
Restructuring charges recorded in 2003	370	291	661
Cash payments in 2003	(999)	(1,329)	(2,328)
Non-cash reductions	(342)	(243)	(585)

Restructuring liability as of December 31, 2003	469	1,565	2,034
Restructuring charges recorded in 2004	—	1,184	1,184
Cash payments in 2004	(404)	(912)	(1,316)
Non-cash reductions	(65)	11	(54)

Restructuring liability as of December 31, 2004	$—	$1,848	$1,848

During the year ended December 31, 2004, we recognized $1.1 million in restructuring charges related to one of our former operating facilities in Princeton, New Jersey. The charge was a result of a change in our estimate as to when we expected to sublease this facility and the estimated impact associated with such a sublease arrangement.

During the year ended December 31, 2003, we settled two restructuring obligations on favorable terms. The first favorable settlement related to our lease obligation for one of our Princeton-based facilities. During the second quarter of 2003, we recorded a reversal of restructuring expense of approximately $0.3 million due to the settling of this matter for an amount less than our original estimate. During the third quarter of 2003, we recorded another reversal restructuring expense of approximately $0.3 million related to a favorable settlement of an obligation to our former chief executive officer. In connection with this settlement, we issued 106,570 shares of common stock and approximately $0.2 million in cash payments.

During the year ended December 31, 2003, we recognized restructuring expense of approximately $0.7 million, which offset the reversals mentioned above. As a result of the realignment of our GeneShield business unit, we recorded approximately $0.4 million of severance, legal and facility related charges in the restructuring. We also recognized approximately $0.1 million as a restructuring expense associated with a former chief financial officer, partially related to the modification of the terms of previously issued options to purchase common stock. During 2003, we also shut down a customer service facility located in California and recorded approximately $0.2 million of severance and facility related costs.

Amortization of Intangible Assets

During the year ended December 31, 2004, we recorded approximately $1.8 million of amortization of intangible assets, virtually unchanged from the comparable period of the prior year.

Interest Income

Interest income for the year ended December 31, 2004 was approximately $0.2 million, compared to approximately $0.1 million during the same period of the prior year. This increase was primarily due to a higher cash, cash equivalent and short-term investment balance in 2004 than in 2003.

Interest Expense

Interest expense for the year ended December 31, 2004 was approximately $0.1 million compared to approximately $0.5 million during the comparable period of the prior year. Interest expense during the year ended December 31, 2004 decreased as a result of reduced levels of long-term debt.

Other (Income)/Expense

Total other expense for the year ended December 31, 2004 was approximately $0.2 million, as compared to approximately $1.6 million of other income during the prior year. This reduction in total other (income)/expense was primarily attributable to the amendment to our agreement with Affymetrix that we executed in July 2003 related to our 2001 acquisition of US Patent No. 5,856,092 and its foreign counterparts. Prior to the execution of the amended agreement, we had reflected an obligation pursuant to the original agreement in an amount of $2.4 million, net of the amount related to interest. Based on the amended agreement, we reduced our obligation and recorded other income of $1.4 million in our statement of operations during the year ended December 31, 2003.

Income Tax Expense

During the years ended December 31, 2004 and 2003, we recorded income tax expense of approximately $1.1 million and $1.6 million, respectively. During the year ended December 31, 2004, we recorded net income tax expense of approximately $1.9 million related to our profitable UK business, which was partially offset by an approximately $0.7 million tax benefit associated with the sale of some of our state NOL carryforwards, which was authorized by the New Jersey Economic Development Authority. During the year ended December 31, 2003, we recorded net income tax expense of approximately $2.0 million related to our UK business, which was slightly offset by an approximately $0.3 million tax benefit associated with the sale of some of our state NOL carryforwards, which was authorized by the New Jersey Economic Development Authority.

Discontinued Operations

During 2002 and 2003, we considered our Diagnostics business unit to be a non-core asset and, therefore, it was reflected as a discontinued operation. The results of operations for this business unit have been reflected in discontinued operations for 2004 and 2003. We recorded approximately $0.8 million and approximately $9.2 million of loss from the discontinuance of the Diagnostics business unit during the year ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2003, based on additional information we obtained with respect to the value of our Diagnostics business unit, we determined that an evaluation of the long-lived assets of the discontinued business was required. Based on this evaluation, we recorded a charge of approximately $8.3 million predominantly related to intangible assets of that business unit, which has been reflected as part of the operations of the discontinued business.

Net Loss and Net Loss Allocable to Common Stockholders

Due to the factors described above, in 2004, we reported a net loss of approximately $8.8 million compared to a net loss of approximately $23.6 million for the comparable period of the prior year. We also recorded dividends and accretion of Series A redeemable convertible preferred stock of approximately $1.1 million, which was included in our net loss allocable to common stockholders of approximately $10.0 million for the year ended

December 31, 2004. For the year ended December 31, 2003, we recorded a beneficial conversion feature, dividends and accretion of approximately $3.9 million, which was included in our net loss allocable to common stockholders of approximately $27.5 million. The beneficial conversion feature of $0.7 million related to our March 2003 financing was calculated as the difference between the per share value as of the commitment date and the per share value of the transaction after giving effect to the value associated with the warrants to purchase common stock issued in the financing. The approximately $0.5 million in dividends relate to the 6% dividend payable to the holders of our Series A redeemable convertible preferred stock. In addition, we accreted approximately $2.6 million for the conversion of shares of our Series A redeemable convertible preferred stock into shares of our common stock during the year ended December 31, 2003. (See “Liquidity and Capital Resources” below for a further discussion of the financing).

Reverse Stock Split

On March 23, 2004, the Company’s Board of Directors approved a reverse stock split of 1-for-5. All amounts presented in this Annual Report on Form 10-K and the accompanying consolidated financial statements and elsewhere herein have been adjusted to reflect the reverse stock split on a retroactive basis.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had approximately $23.2 million in cash, cash equivalents and short-term investments as compared to approximately $30.5 million as of December 31, 2004. Working capital decreased to $23.1 million at December 31, 2005 from $33.0 million at December 31, 2004. This decrease in working capital was primarily a result of the net loss for the year ended December 31, 2005.

Sources of Liquidity

Our primary sources of liquidity have been capital raising activities, including issuances of our securities and borrowings under our previous credit facility which was terminated in December 2003.

The following table sets forth a year-over-year comparison of the components of our liquidity and capital resources for the years ended December 31, 2005 and 2004:

	(In thousands)
			$ Change	% Change
	2005	2004
Cash, cash equivalents and short-term investments	$23,198	$30,486	(7,288)	(24)%
Cash provided by (used in):
Operating activities	(2,328)	(6,194)	3,866	(62)
Investing activities	14,327	(19,922)	34,249	>(100)
Financing activities	(173)	27,162	(27,335)	>(100)

Net cash used in operations for the year ended December 31, 2005 was approximately $2.3 million compared with net cash used in operations of approximately $6.2 million for the prior year. This improvement of net cash used in operations resulted primarily from the improved collections from trade customers and increases in our accounts payable, offset partly by payments made on our accrued expenses, in particular payments to settle our restructuring obligations, primarily for workforce reductions and facility closing costs. Net cash provided by investing activities was approximately $14.3 million for 2005, an increase over cash used by investing activities of $19.9 million in 2004. The change in cash provided by investing activities was mainly a result of us selling short-term investments in 2005 and purchasing short-term investments in 2004. Investing activities during 2005 included the sale of approximately $18.5 million of short-term investments, partially offset by $4.2 million of capital expenditures. Net cash used in financing activities during the year ended December 31, 2005 was approximately $0.2 million, which included payments of $0.4 million and $0.1 million on debt and patent obligations, respectively, partially offset by proceeds from a sale of common stock of $0.3 million, mainly from exercises of stock options. Net cash used in financing activities in 2005 decreased from cash provided by financing activities of $27.2 million in 2004, mainly as a result of $30.3 million in gross proceeds from a common stock private equity financing in 2004.

Penalty on February 2004 Private Placement

On February 27, 2004, we issued approximately 3,158,000 shares of our common stock and four-year warrants to purchase an additional approximately 632,000 shares of our common stock in a private placement to 33 investors. The per share purchase price for the shares of common stock was $9.60 and the warrants have a per share exercise price of $13.20. Pursuant to the terms of the securities purchase agreement for the financing, we registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3, which was declared effective by the SEC on May 28, 2004. Pursuant to the terms of the securities purchase agreement, we must use our best efforts to keep the registration statement continuously effective for a period of five years or until all shares registered thereon have been sold. In addition, the securities purchase agreement provides that we may be obligated to pay penalties to the investors if the investors are not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement for five or more trading days, whether or not consecutive. As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 by its filing deadline, the investors are no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. This penalty is payable as of April 7, 2006 and on each month anniversary thereof while such shares of common stock are not permitted to be sold under an effective registration statement. The penalty will total 1% of the aggregate purchase price of the shares of common stock issued on February 27, 2004 that remain unsold by the investors as of April 7, 2006 for the first month and 2% for each additional month thereafter. We have not yet determined the number of shares of common stock, if any, that remain unsold by the investors as of April 7, 2006 and our obligation with respect to the penalty payment. However, if all such shares of common stock have not been sold by the investors, the maximum penalty payment that we may be obligated to pay is $0.3 million for the first month and $0.6 million for each additional month thereafter. To fulfill our obligations under the securities purchase agreement, we intend to file a post-effective amendment to the registration statement to convert it from a registration statement on Form S-3 to a registration statement on Form S-1 as soon as possible, to enable the investors to sell their shares of common stock issued in the financing and upon exercise of the warrants under an effective registration statement.

Restricted Cash

As of December 31, 2005, cash restricted under two of our operating leases and one government contract, in the amount of $1.7 million, is reflected as restricted cash in the consolidated balance sheet, of which approximately $1.2 million was classified as a long-term asset.

February 2004 Private Placement

On February 26, 2004, we entered into definitive agreements with new and existing accredited institutional investors to raise approximately $30.3 million in gross proceeds in a common stock private equity financing. Pursuant to the agreements, we sold approximately 3,158,000 shares of common stock at $9.60 per share and granted the investors four-year warrants to purchase an additional approximately 632,000 shares of our common stock at an exercise price of $13.20. The transaction closed on February 27, 2004. We filed a registration statement covering the resale of the shares of common stock sold in the financing, as well as the shares of common stock issuable upon the exercise of the warrants granted in the financing, which was declared effective by the SEC on May 28, 2004.

Shelf Registration Statement

Separate from and prior to the common stock private equity financing of February 27, 2004, we filed a registration statement on Form S-3 which the SEC declared effective on May 28, 2004 to allow us to offer and sell up to $30 million of our common stock.

March 2003 Private Placement

On March 31, 2003, we completed a private placement of 1,600 units, each consisting of one share of Series A redeemable convertible preferred stock and a warrant to purchase shares of our common stock, which resulted in net proceeds to us of $16.0 million. We registered the shares of common stock underlying the Series A redeemable convertible preferred stock and the warrants on a registration statement on Form S-3 filed with the SEC on May 30, 2003. As of February 6, 2004, all shares of Series A redeemable convertible preferred stock were converted into common stock and no shares of Series A redeemable convertible preferred stock remain issued or outstanding.

Equipment Financing

In December 1998, we entered into a $6.0 million equipment loan line, which was amended to $8.0 million in 2000, and secured by the purchased equipment. During the third quarter of 2005, we paid the loan in full. We were required to provide a cash security deposit or letter of credit equal to an amount defined in the loan agreement, not to exceed 50% of the outstanding amounts on draws. In June 2002, we obtained a letter of credit in the amount of approximately $2.7 million as required by the amended line of credit, which was supported by a security deposit. The required security deposit amount has been reduced over time. This security deposit, which was released to us in the first quarter of 2006, amounted to approximately $0.3 million and was reflected in other current assets in our consolidated balance sheet as of December 31, 2005.

Use of Form S-3

As a result of our failure to file this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, our securities cannot be registered on or traded under a registration statement on Form S-3 until we regain compliance with the requirements for the use of this form.

Expected Uses of Liquidity in 2006

Throughout 2006, we plan to continue making substantial investments in our business. In that regard, we expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples, facility expenses and general and administrative costs, which consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal expenses, expenses related to our intellectual property and other corporate expenses. In addition, we may make investments in future acquisitions of businesses or technologies which would increase our capital expenditures.

The amounts and timing of our actual expenditures will depend upon numerous factors, including our development activities, our investments in technology, the amount of cash generated by our operations and the amount and extent of our acquisitions, if any. Actual expenditures may vary substantially from our estimates.

We maintained multiple contractual commitments as of December 31, 2005, which will support our future business operations. Such commitments relate to noncancelable operating lease arrangements, long-term debt, minimum supply purchases and future patent and minimum royalty obligations. We have identified and quantified the most significant of these commitments in the following table.

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual obligations:
Operating lease obligations (1)	$7,897	$1,868	$2,946	$1,946	$1,137
Purchase obligations (2)	300	150	150	—	—
Other long-term liabilities (3)	1,416	—	1,158	258	—

Total contractual obligations	$9,613	$2,018	$4,254	$2,204	$1,137

(1)	Such amounts represent future minimum rental commitments for office space leased under noncancelable operating lease arrangements. We lease approximately 77,000 square feet for operations in the US and approximately 35,000 square feet in the UK to support foreign operations.
(2)	Such amounts represent obligations to pay future amounts over the next two years in conjunction with our acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix in July 2001.
(3)	Such amounts represent an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned in connection with the sale of the Diagnostics business unit to Tepnel. We were required to sign this guarantee as a condition of the sale. We reflected the fair value of the guarantee at the time of the sale of the Diagnostics business of approximately $1.6 million as a reduction to the net realizable value of these assets and liabilities. We valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to subleasing the space and expected rental income from the sublease of the space. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease total approximately $2.5 million.

We believe that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. We do not anticipate the need to raise additional capital in 2006. However, we may need to access the capital markets for additional financing to fund future growth opportunities or to operate our ongoing business activities after a period of time if our future results of operations fall below our expectations. If so, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. We also may need additional capital if we seek to acquire other businesses or technologies.

As of December 31, 2005, our NOL carryforwards were approximately $234 million and approximately $194 million for Federal and state income tax purposes, respectively. Our Federal and state NOL carryforwards begin to expire in 2006. Utilization of our NOLs to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Act. The Act provides for a limitation on the annual use of NOL carryforwards and research and development credits following certain ownership changes, as defined by the Act, which could significantly limit our ability to utilize these carryforwards and research and development credits. We have determined that an ownership change, as defined by the Act, occurred in 1999. Approximately $36 million of NOL carryforwards is limited due to this ownership change. Additionally, because US tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for Federal income tax purposes. The NOL carryforwards subject to expiration through the year 2019 is approximately $32 million. We may have experienced other ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, our ability to utilize the aforementioned Federal NOL carryforwards may be further limited in the future.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of amortizable identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decrease in the market value of the assets.

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets amounted to $20.5 million as of December 31, 2005. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, or SFAS 142.

Accounting for Income Taxes.

We have generated net operating losses for tax purposes since inception. As of December 31, 2005, these losses have resulted in NOL carryforwards of approximately $234 million and $194 million for Federal and state income tax purposes, respectively. In addition, certain charges recorded in the current and prior years were not currently deductible for income tax purposes. These differences result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities, will be recovered from future taxable income. To the extent we believe the recovery is not likely, we have established a valuation allowance.

Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of approximately $108 million as of December 31, 2005, due to uncertainties related to our ability to utilize some of our net deferred tax assets, primarily consisting of NOL carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which the net deferred tax assets will be recoverable.

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

Stock-based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, we account for options granted to employees and directors utilizing the intrinsic-value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant, and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair-value basis in accordance with SFAS 123 and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. As required under SFAS 123, as amended, we also provide pro forma net loss allocable to common stockholders and pro forma net loss allocable to common stockholders per common share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS 123 had been applied (see Note 1 to our consolidated financial statements).

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), to be effective for the first annual period beginning after June 15, 2005, thereby becoming effective for us in the first quarter of 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on the grant date. The new standard may be adopted using either the modified prospective method or the modified retrospective method. The basic difference between the two methods is that the modified prospective transition method does not require restatement of prior periods, whereas the modified retrospective transition method will require restatement. We will use the modified prospective method of adoption.

Our adoption of SFAS 123(R)’s fair value method will have a material impact on our results of operations. The disclosure in Note 1 to our consolidated financial statements of the pro forma net loss allocable to common stockholders and pro forma net loss allocable to common stockholders per common share as if we had recognized compensation cost for share-based payments under SFAS 123 for periods prior to fiscal 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS 123(R) in future periods. We estimate that the earnings per share impact to fiscal 2006 resulting from recording compensation expense related to our stock incentive plans, assuming no new share-based payments are issued during the period, will be approximately $0.03 to $0.04. The potential impact of adopting SFAS 123(R) on the results of operations and earnings per share for the fiscal year ending December 31, 2006 is dependent on several factors, including the number of options granted in the period, the fair value of those options which will be determined at the date of grant, the estimated forfeiture rate utilized, the related income tax benefits recorded, if any, and the diluted shares outstanding. This estimate is based on certain assumptions as to these factors and the actual impact may differ if actual results vary from the assumptions.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the specific transition provisions of any existing or future accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143, or FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. We adopted FIN 47 during the fourth quarter of 2005 and the adoption of FIN 47 had no impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, or SFAS 153, which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted SFAS 153 on July 1, 2005 and the adoption of SFAS 153 had no impact on our consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations

•	our expectation that the use of our DNA testing services will grow as new applications evolve in family relationship, forensic, security and animal and agricultural markets;

•	our expectation that we may renew our efforts in providing services related to genetic uniqueness;

•	our expectation that, with the increasing availability of genomic data derived from species other than human, improved characteristics in livestock or crops will be produced to protect humans against animal-borne diseases;

•	our belief that our experience as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts;

•	our intention to develop and evaluate new technologies to enhance our laboratory processes, including instrumentation, automation and new testing methodologies;

•	our expectation that our instrumentation, automation and new testing methodologies will enable us to reduce our costs for and improve the quality of our service offerings;

•	our anticipation that our new facility in Dallas, Texas, together with our Nashville, Tennessee location should serve our near term capacity needs;

•	our belief that we can broaden capacity in our Nashville, Tennessee facility to meet backlog should the volume of our business continue to grow;

•	our anticipation that forensic DNA testing will grow based on legislation in the US and the UK, increased Federal funding in the US and the UK and improved utility of the growing CODIS database;

•	our anticipation that the US government will increase the use of DNA and the allocation of $1 billion over fiscal years 2005 to 2009 will materialize;

•	our expectation to maintain and expand the UK criminal DNA analysis business by pursuing contracts directly with police agencies;

•	our expectation to be able to successfully implement plans to enable us to directly provide our services to UK police forces, including the hiring of necessary personnel and the development of necessary infrastructure;

•	our anticipation that the utilization of our identification services in disasters will increase as funding for such efforts becomes more prevalent both domestically and internationally;

•	our expectation of pursuing a larger share of the private paternity market;

•	our expectation of new opportunities in the security DNA testing market;

•	our belief that farmers expect to produce sheep flocks with greatly reduced vulnerability to scrapie and, in turn, decrease the risk of animal diseases disseminating into the food supply;

•	our intention to bid for the ability to continue to perform scrapie testing for DEFRA;

•	our expectation of new market opportunities for us in the EU due to our success in the UK with scrapie;

•	our belief that the general concern over animal-borne pathogens entering the human food supply may continue to expand interest in food safety and this concern may lead to a new market opportunity;

•	our expectation that that there will be new opportunities for us to both develop assays to detect meat qualities, and to perform ongoing agricultural genotyping services for the commercial meat industry;

•	our intention to seek and continue to seek patent protection for novel uses of SNPs in the genetic testing field;

•	our belief that we may make investments in future acquisitions of complementary businesses or technologies;

•	our anticipation that a portion of our future growth may be accomplished either by acquiring or merger with existing businesses;

•	our belief that we currently have adequate resources in marketing and sales;

•	our intention to continue to vigorously defend ourselves against plaintiff’s claims in litigation relating to our May 5, 2000 IPO;

•	our expectation that the hearing held in 2005 will determine the interpretation of the claims brought against us in certain breach of patent litigation;

•	our expectation that a ruling in such breach of patent litigation will occur late spring of 2006;

•	our expectation that our analysis of profitability by line of business and by contract will help us to determine whether it is necessary to realign our strategic objectives by service line and increase capacity where needed in order to achieve profitability;

•	our expectation that international sales may continue to represent a significant portion of our revenue;

•	our anticipation that we will not receive any significant future licensing revenues from Motorola;

•	our expectation about our significant uses of liquidity;

•	our expectation that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•	our anticipation that we do not need to raise additional capital in 2006;

•	our estimate that the earnings per share impact in 2006 of compensation expense related to our stock incentive plans, assuming no new share-based payments are issued during the period, will be approximately $0.03 to $0.04;

•	our expectation that improvements to our laboratory information system will increase the automation of the financial closing process;

•	our intention to automate the interface between the employee compensation systems and the general ledger, thereby providing our accounting staff with additional time to focus on other aspects of the financial closing process, including ensuring the proper and consistent application of US GAAP;

•	our intention to fully assess the level of financial personnel necessary to mitigate the lack of automation in our financial close process, and to increase resources, if necessary, as determined by this assessment; and

•	our plan to conduct an accounting training course for all of our global accounting staff focused on our enhanced accounting policies and procedures to ensure that all financial close documentation and review requirements are proper and adequate.

While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause actual results to vary materially, including the risks and uncertainties discussed throughout this Annual Report on Form 10-K and the cautionary information set forth under the heading “Risk Factors” appearing in Item 1A of this Annual Report on Form 10-K. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents and short-term investments, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and the investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of December 31, 2005, we have no long-term debt obligations.

Foreign Currency Risk

Our business derives a substantial portion of its sales from international operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, British Pound Sterling. We also record all of our US operational transactions, including cash inflows and outflows, in the local currency, the US dollar. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and there can be no assurance that the recent favorable to neutral trend in this exchange rate will not reverse, which would have an unfavorable translation impact on our consolidated financial results. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date. Accordingly, we believe that we have a reduced risk to foreign currency exchange risk. We performed a sensitivity analysis assuming a hypothetical 10% change in the value of the British Pound Sterling to US dollar currency exchange rate and currently estimate that such a change would have impacted earnings before income taxes for the year ended December 31, 2005 by approximately $0.6 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORCHID CELLMARK INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Orchid Cellmark Inc.:

We have audited the accompanying consolidated balance sheets of Orchid Cellmark Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule of Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orchid Cellmark Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Orchid Cellmark Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 19, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Princeton, New Jersey

May 19, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Orchid Cellmark Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that Orchid Cellmark Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orchid Cellmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

Inadequate Information and Communication

The Company did not have adequate policies and procedures designed to ensure that financial reporting information related to significant, non-routine transactions was properly identified and communicated. Specifically, the Company had insufficient processes and controls in place to ensure the identification and timely communication of financially significant, non-routine transactions between internal departments. This deficiency resulted in a material misstatement in non-operating income and stockholders’ equity reported in the Company’s June 30, 2005 and September 30, 2005 quarterly consolidated financial statements which resulted in a restatement of the Company’s quarterly consolidated financial statements for such periods. In addition, this deficiency resulted in a material misstatement in non-operating income and stockholders’ equity as of and for the year ended December 31, 2005.

Inadequate Policies and Procedures To Ensure That Accurate and Reliable Interim and Annual Consolidated Financial Statements Were Prepared and Reviewed On a Timely Basis

The Company did not have adequate policies and procedures designed to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the following deficiencies were identified: (a) staffing levels in the Company’s accounting department were insufficient to complete the monthly close process in a timely manner; (b) the Company’s accounting policies and procedures documentation were either insufficiently prescriptive or insufficiently comprehensive to ensure proper and consistent application of U.S generally accepted accounting principles throughout the organization; and (c) there were inadequate policies and procedures requiring a detailed and comprehensive review of the underlying information supporting the amounts included in the Company’s annual and interim consolidated financial statements and disclosures. These deficiencies resulted in material errors in the Company’s June 30, 2005 and September 30, 2005 footnote disclosure related to share-based payments, which resulted in a restatement of the Company’s June 30, 2005 and September 30, 2005 quarterly consolidated financial statements. In addition, these deficiencies resulted in material errors in accounting for restructuring costs during the year ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orchid Cellmark Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated May 19, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Orchid Cellmark Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the objectives of the control criteria, Orchid Cellmark Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Princeton, New Jersey

May 19, 2006

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(In thousands, except share and per share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$23,198	$12,112
Short-term investments	—	18,374
Restricted cash	566	—
Accounts receivable, net	10,693	14,099
Inventory	1,054	1,358
Prepaids and other current assets	1,904	1,547

Total current assets	37,415	47,490
Fixed assets, net	9,096	9,977
Goodwill	2,177	2,789
Other intangibles, net	11,358	13,285
Restricted cash	1,170	1,736
Other assets	453	345

Total assets	$61,669	$75,622

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,466	$2,603
Accrued expenses	8,794	8,504
Income tax payable	1,212	1,982
Current portion of long-term debt	—	371
Deferred revenue	825	983

Total current liabilities	14,297	14,443
Accrued restructuring, less current portion	329	1,029
Other liabilities	1,566	1,900

Total liabilities	16,192	17,372
Commitments and contingencies
Stockholders’ equity:
Series A redeemable convertible preferred stock; $.001 per share par value; authorized 5,000,000 shares; designated 1,680 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued 24,495,000 and 24,033,000 at December 31, 2005 and December 31, 2004, respectively; outstanding 24,332,000 and 24,033,000 at December 31, 2005 and December 31, 2004, respectively	24	24
Additional paid-in capital	351,553	351,590
Accumulated other comprehensive income	1,240	2,950
Treasury stock at cost, 163,259 and zero common shares at December 31, 2005 and December 31, 2004, respectively	(1,587)	—
Accumulated deficit	(305,753)	(296,314)

Total stockholders’ equity	45,477	58,250

Total liabilities and stockholders’ equity	$61,669	$75,622

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

	2005	2004	2003
Revenues:
Service revenues	$60,440	$60,970	$49,140
Other revenues	1,169	1,529	1,487

Total revenues	61,609	62,499	50,627

Operating expenses:
Cost of service revenues	37,496	34,963	29,014
Research and development	1,616	1,632	3,215
Marketing and sales	8,744	7,041	6,087
General and administrative	20,383	22,360	23,495
Impairment of assets	255	393	837
Restructuring	2,514	1,130	76
Amortization of intangible assets	1,763	1,785	1,807

Total operating expenses	72,771	69,304	64,531

Operating loss	(11,162)	(6,805)	(13,904)
Other income (expense):
Interest income	522	243	88
Interest expense	(81)	(141)	(478)
Other income/(expense)	1,628	(205)	1,608

Total other income/(expense), net	2,069	(103)	1,218

Loss from continuing operations before income taxes	(9,093)	(6,908)	(12,686)
Income tax expense	(346)	(1,121)	(1,645)

Loss from continuing operations	(9,439)	(8,029)	(14,331)
Discontinued operations:
Loss from discontinued operations	—	(783)	(9,237)

Net loss	(9,439)	(8,812)	(23,568)
Dividends to Series A preferred shareholders	—	(14)	(534)
Accretion of Series A redeemable convertible preferred stock discount resulting from conversions	—	(1,129)	(2,645)
Beneficial conversion feature of Series A redeemable convertible preferred stock	—	—	(744)

Net loss allocable to common stockholders	$(9,439)	$(9,955)	$(27,491)

Basic and diluted loss from continuing operations per share allocable to common stockholders	$(0.39)	$(0.42)	$(1.42)
Basic and diluted loss from discontinued operations per share	—	(0.04)	(0.72)

Basic and diluted net loss per share allocable to common stockholders	$(0.39)	$(0.46)	$(2.14)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	24,284	21,828	12,831

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Years ended December 31, 2005, 2004 and 2003

(In thousands)

	Common Stock		Common Stock To Be Issued	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, January 1, 2003	11,148	$11	$—	$303,998	$(2,305)	$389	$—	$(263,400)	$38,693
Net loss	—	—	—	—	—	—	—	(23,568)	(23,568)
Foreign currency translation adjustment	—	—	—	—	—	1,108	—	—	1,108
Unrealized gain on available-for-sale securities	—	—	—	—	—	144	—	—	144

Comprehensive loss									(22,316)

Warrants issued to placement agent as a financing fee	—	—	—	120	—	—	—	—	120
Warrants issued to third party broker as financing fee	—	—	—	133	—	—	—	—	133
Warrants issued to Series A preferred stockholders	—	—	—	2,903	—	—	—	—	2,903
Issuance of common stock for conversion of Series A redeemable convertible preferred stock	5,211	5	—	9,075	—	—	—	—	9,080
Issuance of common stock from exercise of warrants	85	—	—	206	—	—	—	—	206
Issuance of common stock from exercise of stock options	182	—	—	427	—	—	—	—	427
Issuance of common stock as dividends to Series A preferred stockholders who converted	25	—	—	176	—	—	—	(176)	—
Dividends paid and payable in common stock to Series A preferred stockholders	34	—	149	209	—	—	—	(358)	—
Issuance of common stock from favorable settlement of restructuring obligation	21	—	—	148	—	—	—	—	148
Issuance of common stock for services	11	—	—	106	—	—	—	—	106
Compensation expense from modification of stock options	—	—	—	66	—	—	—	—	66
Amortization of deferred compensation	—	—	—	—	1,581	—	—	—	1,581
Reversal of deferred compensation for forfeitures	—	—	—	(512)	512	—	—	—	—

Balance at December 31, 2003	16,717	16	149	317,055	(212)	1,641	—	(287,502)	31,147
Net loss	—	—	—	—	—	—	—	(8,812)	(8,812)
Foreign currency translation adjustment	—	—	—	—	—	1,168	—	—	1,168
Unrealized loss on available-for-sale securities	—	—	—	—	—	(44)	—	—	(44)
Reclassification adjustment for loss on securities sold included in net loss	—	—	—	—	—	185	—	—	185

Comprehensive loss									(7,503)

Issuance of common stock from exercise of stock options	194	1	—	698	—	—	—	—	699
Issuance of common stock in private placement	3,158	3	—	26,105	—	—	—	—	26,108
Issuance of common stock for conversion of Series A redeemable convertible preferred stock	2,234	2	—	3,895	—	—	—	—	3,897
Amortization of deferred compensation	—	—	—	—	212	—	—	—	212
Issuance of common stock from exercise of warrants	1,639	2	—	3,688	—	—	—	—	3,690
Issuance of common stock from cashless exercise of warrants	69	—	—	—	—	—	—	—	—
Dividends paid and payable in common stock to Series A preferred stockholders	22	—	(149)	149	—	—	—	—	—

Balance at December 31, 2004	24,033	24	—	351,590	—	2,950	—	(296,314)	58,250
Net loss	—	—	—	—	—	—	—	(9,439)	(9,439)
Foreign currency translation adjustment	—	—	—	—	—	(1,699)	—	—	(1,699)
Unrealized gain on available-for-sale securities	—	—	—	—	—	8	—	—	8
Reclassification adjustment for gain on securities sold included in net loss	—	—	—	—	—	(19)	—	—	(19)

Comprehensive loss									(11,149)

Acquisition of treasury shares from escrow settlement	—	—	—	—	—	—	(1,587)	—	(1,587)
Cancellation of common stock from purchase accounting adjustment	(46)	—	—	(489)	—	—	—	—	(489)
Issuance of common stock from exercise of stock options	79	—	—	348	—	—	—	—	348
Issuance of common stock from cashless exercise of warrants	429	—	—	—	—	—	—	—	—
Compensation expense from modification of stock options	—	—	—	104	—	—	—	—	104

Balance at December 31, 2005	24,495	$24	$—	$351,553	$—	$1,240	$(1,587)	$(305,753)	$45,477

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2002

(In thousands)

	2005	2004	2003
		Revised See Note 1(s)	Revised See Note 1(s)
Cash flows from operating activities:
Net loss	$(9,439)	$(8,812)	$(23,568)
Loss from discontinued operations	—	783	9,237
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on escrow settlement	(1,587)	—	—
(Gain)/Loss on sale of short-term investments	(117)	185	—
Deposit on sale of assets less costs incurred to sell	—	—	(80)
Non-cash compensation expense	104	212	1,581
Depreciation and amortization	5,824	5,861	5,904
Favorable settlements of obligations	—	—	(1,746)
Non-cash expense for warrants issued as a financing fee and modification of stock options	—	—	199
Impairment of assets	255	393	837
Bad debt expense	315	226	429
(Gain)/loss on sale of assets	38	(60)	—
Changes in assets and liabilities:
Accounts receivable	3,091	(4,349)	311
Inventory	304	(186)	(228)
Prepaids and other current assets	(357)	1,287	226
Other assets	(100)	(266)	147
Accounts payable	863	(2,165)	1,363
Accrued expenses, including restructuring	(410)	2,070	(1,175)
Deferred revenue	(158)	(829)	170
Income taxes payable	(770)	(469)	—
Other liabilities	(184)	308	(22)

Net cash used in operating activities of continuing operations	(2,328)	(5,811)	(6,415)
Net cash used in operating activities of discontinued operations	—	(383)	(1,490)

Net cash used in operating activities	(2,328)	(6,194)	(7,905)

Cash flows from investing activities:
Capital expenditures	(4,196)	(3,442)	(2,485)
Decrease in restricted cash	—	79	1,319
Proceeds from the sale of assets	51	196	—
Sales (purchases) of short-term investments	18,472	(18,355)	—
Net cash provided by investing activities of discontinued operations	—	1,600	1,000

Net cash provided by (used in) investing activities	14,327	(19,922)	(166)

Cash flows from financing activities:
Net proceeds from issuance of common stock	348	30,495	633
Net proceeds from issuance of redeemable convertible preferred stock	—	—	16,000
Repayment of debt	(371)	(1,933)	(8,505)
Payments of patent obligation	(150)	(1,400)	(575)
Net cash used in financing activities of discontinued operations	—	—	(38)

Net cash provided by (used in) financing activities	(173)	27,162	7,515

Effect of foreign currency translation on cash and cash equivalents	(740)	1,128	509

Net increase (decrease) in cash and cash equivalents	11,086	2,174	(47)
Cash and cash equivalents at beginning of period	12,112	9,938	9,985

Cash and cash equivalents at end of period	$23,198	$12,112	$9,938

Supplemental disclosure of noncash financing and investing activities:
Changes in deferred compensation for grant, forfeiture and remeasurement of common stock options	$—	$—	$512
Issuance of common stock for conversion of the Series A redeemable convertible preferred stock	—	3,897	—
Issuance of common stock warrants to investors	—	—	2,903
Issuance of units to placement agent as a financing fee	—	—	750
Issuance of common stock warrants to placement agent	—	—	120
Beneficial settlements of purchase accounting obligations	489	—	524
Beneficial conversion feature of redeemable preferred stock	—	—	744
Dividends to Series A preferred stockholders issued or issuable in common stock	—	(14)	534
Accretion of Series A redeemable convertible preferred stock discount resulting from conversions and probable redemption	—	(1,129)	2,645
Issuance of common stock for services	—	—	106
Fair value of guarantee of assets held for sale	—	—	1,148
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$18	$141	$366
Cash paid during the year for taxes	$1,508	$2,447	$856

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Organization and Business Activities

Orchid Cellmark Inc. (previously known as Orchid BioSciences, Inc.) and its subsidiaries (the Company), are a leading provider of identity DNA testing services for the human identity and agriculture markets. In the human identity area, the Company provides DNA testing services for forensic, family relationship and security applications. In the agriculture field, the Company provides DNA testing services for food safety and selective trait breeding. The Company was organized under the laws of the State of Delaware on March 8, 1995 and, since 1998, has primarily focused on products and services. The Company was a wholly owned subsidiary of Sarnoff Corporation (Sarnoff) at inception; however Sarnoff’s ownership interest was reduced such that the Company was a majority-owned subsidiary of Sarnoff as of December 31, 1995. As a result of a December 1997 financing, Sarnoff’s ownership interest in the Company was reduced to less than 50%.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in US financial institutions and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents. The Company also maintains cash restricted under two of its operating leases and one government contract. As of December 31, 2005 and 2004, $1.7 million of cash was restricted, of which approximately $1.2 million and $1.7 million, respectively, was classified as a noncurrent asset on the consolidated balance sheet.

(d) Investments

Investments consist of commercial paper, auction rate securities and certificates of deposit with purchased maturities greater than three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments as available-for-sale. Available-for-sale securities are recorded at fair value of the investments based on quoted market prices. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income.

The following is a summary of the Company's available-for-sale securities at December 31, 2005 and 2004 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
Equity securities	$343	$—	$(261)	$82

December 31, 2004
Commercial paper, auction rate securities and certificates of deposit	$18,355	$19	$—	$18,374
Equity securities	343	—	(269)	74

	$18,698	$19	$(269)	$18,448

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The equity securities are included with other assets in the consolidated balance sheet at December 31, 2005 and 2004.

(e) Fixed Assets

Fixed assets, which consist of lab equipment, furniture and fixtures, computers and software, are carried at cost, less accumulated depreciation, which is computed on the straight-line basis over the estimated useful lives of the related assets, which range from two to eight years. Leasehold improvements, which are also included in fixed assets, are recorded at cost, less accumulated depreciation, which is computed on the straight-line basis over the shorter of their estimated useful lives or the lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

(f) Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

(g) Goodwill and Intangible Assets

Goodwill represents the excess purchase price over fair value of tangible net assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of the asset. Impairment is assessed by determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions. Intangible assets acquired as a result of a business combination are recorded at their fair value at the acquisition date. Intangible assets acquired individually are recorded at their acquisition cost. Other intangible assets are amortized on a straight-line basis over their estimated useful lives.

(h) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

(i) Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using tax rates in effect for the years in which the items are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enacted. In certain situations, a taxing authority may challenge positions that the Company has adopted in the income tax filings. Accordingly, the Company may apply different tax treatment for these selected transactions in filing its tax return than for financial reporting purposes. The Company regularly assesses its position for such transactions and includes reserves for those differences in position, if appropriate. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

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

(k) Research and Development

Costs incurred for research and product development, including salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, are expensed as incurred. In addition, the Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements. Costs incurred in obtaining technology licenses and development of software is charged to research and development expense if the technology licensed or the software has not reached technological feasibility.

(l) Stock-Based Compensation

The Company accounts for its stock-based compensation to employees and members of the board of directors utilizing the intrinsic-value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market price of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended, which permits entities to provide pro forma net loss and net loss per share disclosures for stock-based compensation as if the fair value method defined in SFAS 123 had been applied. As required by SFAS 123, transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair value basis in accordance with SFAS 123 and related interpretations.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.

Had the Company determined compensation cost for options based on the fair value method for 2005, 2004 and 2003 for its stock options under SFAS 123, the Company’s net loss allocable to common stockholders and

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended December 31
	2005	2004	2003
Net loss allocable to common stockholders:
As reported	$(9,439)	$(9,955)	$(27,491)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	104	212	1,581
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,727)	(1,299)	(2,580)

Pro forma under SFAS 123	$(11,062)	$(11,042)	$(28,490)

Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.39)	$(0.46)	$(2.14)
Pro forma under SFAS 123	$(0.46)	$(0.51)	$(2.22)

The per share weighted average fair value of the stock options granted to employees during 2005, 2004 and 2003 was $7.10, $8.08 and $2.10 per share, respectively, on the date of grant. Such values were determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	3.84%	4.75%	4.75%
Volatility	85%	86%	90%
Expected option life	5 years	5 years	5 years
Expected dividend yield	—	—	—

(m) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the allowance for doubtful accounts, impairment of long-lived assets and goodwill, stock-based compensation and income taxes. Actual results could differ from these estimates.

(n) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The interest rates on long-term debt and capital leases approximate rates for similar types of borrowing arrangements at December 31, 2004, and therefore, the fair value of the long-term debt and capital leases approximate the carrying value at December 31, 2004. The Company had no long-term debt and capital leases at December 31, 2005.

(o) Foreign Currency Translation

The balance sheets of foreign subsidiaries are translated into US dollars at current year-end rates, and the statements of operations are translated at average monthly rates during each monthly period. Net exchange gains

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of stockholders’ equity. Any foreign currency gains or losses related to transactions are charged to other (income) expense, net.

(p) Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company has certain options, warrants and redeemable convertible preferred stock which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year are equal. For the year ended December 31, 2004, the Company has included $1.1 million relating to dividends and the accretion of the Series A redeemable convertible preferred stock discount in the net loss allocable to common stockholders and for the year ended December 31, 2003, the Company included $3.2 million relating to the dividends and the accretion of the Series A redeemable convertible preferred stock discount, in addition to $0.7 million for a beneficial conversion feature, in the net loss allocable to common stockholders as a result of the Series A redeemable convertible preferred stock sold in March 2003.

(q) Reverse Stock Split

On March 23, 2004, the Company’s board of directors approved a reverse stock split of 1-for-5. All amounts presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

(r) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123R), to be effective for the first annual period beginning after June 15, 2005, thereby becoming effective for the Company in the first quarter of 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on the grant date. The new standard may be adopted using either the modified prospective method or the modified retrospective method. The basic difference between the two methods is that the modified prospective transition method does not require restatement of prior periods, whereas the modified retrospective transition method will require restatement. The Company will use the modified prospective method of adoption.

The Company’s adoption of SFAS 123R’s fair value method will have a material impact on its results of operations. The disclosure above of pro forma net loss allocable to common stockholders and basic and diluted net loss per share allocable to common stockholders as if the Company had recognized compensation cost for share-based payments under SFAS 123 for periods prior to 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS 123R in future periods. The Company estimates that the earnings per share impact in 2006 resulting from recording compensation expense related to stock incentive plans, assuming no new share-based payments are issued during the period, will be approximately $0.03 to $0.04. The potential impact of adopting SFAS 123R on 2006’s results of operations and earnings per share is dependent on several factors, including the number of options granted in 2006, the fair value of those options which will be determined at the date of grant, the estimated forfeiture rate utilized, the related income tax benefits recorded, if any, and the diluted shares outstanding. This estimate is based on certain assumptions as to these factors and the actual impact may differ if actual results vary from the assumptions.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN 47), which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The Company adopted FIN 47 during the fourth quarter of 2005 and the adoption of FIN 47 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS 153 on July 1, 2005 and the adoption of SFAS 153 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

(s) Statement of Cash Flows Presentation of Discontinued Operations

In 2005, the Company has revised its statement of cash flows for the years ended December 31, 2004 and 2003 to separately disclose the operating, investing and financing portions of the cash flows attributable to the Company’s discontinued operations, which were previously reported on a combined basis in those periods.

(t) Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Settlement of Lifecodes Acquisitions Share Escrow Account

On December 5, 2001, the Company acquired all of the outstanding equity securities of Lifecodes Corporation (Lifecodes). As consideration for Lifecodes equity securities, the Company issued shares of common stock, stock options and warrants. Also included in the purchase price was $5.0 million in Lifecodes debt repaid

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Company and a $0.7 million working capital advance made by the Company to Lifecodes (both items occurred prior to closing the acquisition). Of the 1,324,590 shares of Company common stock that were issued, 282,950 shares were deposited in an escrow account and were designated to compensate the Company in the event that it was entitled to indemnification under the Amended and Restated Agreement and Plan of Merger (the Merger Agreement). The value of these escrow shares was included in the recorded purchase price at December 5, 2001, as the Company had reviewed the warranties and representations of Lifecodes’ former stockholders during the due diligence process and concluded that the outcome of the contingency that would arise from such warranties and representations was determinable beyond a reasonable doubt, and in turn the Company did not expect any of the Lifecodes escrow shares to be returned to the Company.

In March 2003, the Company asserted claims against the escrow shares for obligations it believed were subject to indemnification as set forth in the Merger Agreement. Prior to the acquisition of Lifecodes, Lifecodes sold Medical Molecular Diagnostics GmbH, or MMD, a wholly owned subsidiary of Lifecodes based in Dresden, Germany, to Deutsche Knochenmarkspenderdatei gemeinnutzige Gesellschaft mbH, or DKMS, pursuant to a Stock Purchase Agreement (SPA) dated November 15, 2002. Upon the acquisition of Lifecodes, the Company assumed Lifecodes’ obligations to DKMS under the SPA. Because the Company and Lifecodes were aware of a pending lawsuit by DKMS against Lifecodes, the actual final settlement of the escrow by Lifecodes and the Company was delayed until such time that the DKMS lawsuit was settled. The DKMS lawsuit was settled in September of 2004, with the parties dropping all claims against each other. On May 31, 2005, the Company and Lifecodes’ former stockholders entered into a mutual settlement and release agreement pursuant to which the Company received 163,259 shares of the original 282,950 escrow shares of the Company’s common stock. The shares were valued at approximately $1.6 million, based upon the closing price of the Company’s stock on the date of the settlement, which was recorded as a non-operating gain.

At the date of acquisition of Lifecodes on December 5, 2001, the Company received and cancelled 45,901 shares of common stock in settlement of a $0.7 million working capital advance that the Company had extended to Lifecodes prior to the closing of the acquisition. The cancellation of the shares should have been recorded at the acquisition date as a reduction in goodwill and stockholders’ equity in the amount of $0.5 million. Such shares were not accounted for until the fourth quarter of 2005; the adjustment to goodwill and stockholders’ equity is reflected in the Company’s consolidated balance sheet as of December 31, 2005 and in the Company’s statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2005, as the amount is not considered material to the prior period financial consolidated statements.

(3) Accounts Receivable and Credit Risks

Accounts receivable are comprised of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Billed trade receivables	$12,199	$14,803
Unbilled trade receivables	—	518

	12,199	15,321
Less allowance for doubtful accounts	(1,506)	(1,222)

Accounts receivable, net	$10,693	$14,099

Clinical laboratory testing accounts receivable is primarily comprised of amounts owed by government agencies. The Company performs periodic credit evaluation of its customers’ financial condition and generally does not require a deposit from government agencies or private institutions. The Company believes individual private customers for paternity testing represent the most significant credit risk and generally requires a deposit for all or a portion of the services to be rendered.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Inventory

Inventory is comprised of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Raw materials	$511	$931
Work in progress	523	394
Finished goods	20	33

	$1,054	$1,358

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping and to manufacture consumables. Work in progress consists mainly of case work not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

(5) Fixed Assets

Fixed assets are comprised of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Laboratory equipment	$16,013	$17,152
Computers and software	4,893	5,421
Furniture and fixtures	1,083	987
Leasehold improvements	4,759	3,200

	26,748	26,760
Less accumulated depreciation	(17,652)	(16,783)

	$9,096	$9,977

During the years ended December 31, 2005, 2004 and 2003, the Company continued to strategically realign its business and evaluate potential future market segments and growth strategies. In connection with this evaluation, the Company recorded impairment changes for various fixed assets, primarily laboratory equipment, for approximately $0.3 million, $0.4 million and $0.8 million in 2005, 2004 and 2003, respectively.

Depreciation expense for the Company’s fixed assets for each of the years ended December 31, 2005, 2004 and 2003 amounted to $4.1 million.

(6) Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Employee compensation	$1,930	$1,720
Current portion of patent obligations	150	150
Royalties on licensed technology	362	746
Restructuring	542	819
Professional fees	2,055	2,136
VAT and other taxes	2,665	2,133
Other	1,090	800

	$8,794	$8,504

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at December 31, 2005 and 2004 (in thousands):

	2005			2004
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Base technology	$6,054	$(3,070)	$2,984	$6,110	$(2,596)	$3,514
Customer list	5,197	(2,734)	2,463	5,316	(2,303)	3,013
Trademark/tradename	4,323	(1,738)	2,585	4,420	(1,410)	3,010
Patents and know-how	4,904	(1,578)	3,326	4,912	(1,164)	3,748

Totals	$20,478	$(9,120)	$11,358	$20,758	$(7,473)	$13,285

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to approximately $0.4 million and $0.7 million as of December 31, 2005 and 2004, respectively.

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows (in thousands):

2006	$1,699
2007	1,699
2008	1,699
2009	1,699
2010	1,699

The following table sets forth the activity during the years ended December 31, 2005 and 2004 as it relates to goodwill (in thousands):

Balance as of December 31, 2003	$2,686
Other (primarily the effect of foreign currency translation)	103

Balance as of December 31, 2004	2,789
Purchase accounting adjustment (see Note 2)	(489)
Other (primarily the effect of foreign currency translation)	(123)

Balance as of December 31, 2005	$2,177

The Company has performed an annual assessment of goodwill as required under the provisions of SFAS 142, and concluded that goodwill was not impaired.

(8) Restructuring

During the year ended December 31, 2003, the Company recognized $0.7 million in restructuring charges. As a result of the realignment of the Company’s GeneShield business unit, the Company recorded approximately $0.4 million of severance, legal and facility related charges in the restructuring. The Company also recognized as restructuring expense approximately $0.1 million associated with its former chief financial officer, partially related to the modification of the terms of previously issued options to purchase common stock. During 2003, the Company also shut down a customer service facility located in California and recorded approximately $0.2

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of facility shut down and severance costs. During the year ended December 31, 2003, the Company also settled two restructuring obligations on favorable terms. The first favorable settlement related to the Company’s leasehold obligation for one of its Princeton-based facilities. During the second quarter of 2003, the Company recorded a reversal of restructuring expense of approximately $0.3 million due to the settling of this matter for an amount less than its original estimate. During the third quarter of 2003, the Company recorded a reversal of restructuring expense of approximately $0.3 million related to a favorable settlement of an obligation to the former chief executive officer of the Company. In connection with this settlement, the Company issued 106,570 shares of common stock and approximately $0.2 million in cash payments.

During the year ended December 31, 2004, the Company recognized $1.1 million of restructuring charges related to one of the Company’s former operating facilities in Princeton, New Jersey. The charge was a result of a change in management’s estimate as to when this facility is expected to be subleased and the estimated impact associated with such a sublease arrangement. As of December 31, 2004, the Company has $1.8 million in restructuring accruals outstanding that are related to facility obligations, of which approximately $1.0 million were classified as a long-term liability.

During the year ended December 31, 2005, the Company incurred $2.5 million of restructuring charges. Approximately $1.6 million of the charges were primarily related to employee severance costs resulting from workforce reductions in the corporate office and the Company’s operating facilities in Germantown, Maryland, and $0.9 million of the restructuring charges were primarily related to facility closure costs for the Company’s Germantown, Maryland and old Dallas, Texas facilities.

As of December 31, 2005 the Company has $0.9 million in restructuring accruals outstanding that are related to facility obligations, of which approximately $0.3 million were classified as a long-term liability.

A summary of the restructuring activity is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2002	$1,440	$2,846	$4,286
Restructuring charges recorded in 2003	370	291	661
Cash payments in 2003	(999)	(1,329)	(2,328)
Non-cash reductions	(342)	(243)	(585)

Restructuring liability as of December 31, 2003	469	1,565	2,034
Restructuring charges recorded in 2004	—	1,184	1,184
Cash payments in 2004	(404)	(912)	(1,316)
Non-cash reductions	(65)	11	(54)

Restructuring liability as of December 31, 2004	—	1,848	1,848
Restructuring charges recorded in 2005	1,596	918	2,514
Cash payments in 2005	(1,569)	(1,922)	(3,491)

Restructuring liability as of December 31, 2005	$27	$844	$871

(9) Discontinued Operations

During the year ended December 31, 2002, the Company made the decision to sell the Diagnostics business unit. This decision was made after an internal evaluation of the strategic direction of the Company was performed. The Company decided to focus its efforts on the service businesses where it offers paternity, forensic and animal and agricultural testing.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, based upon the commitment to sell the Diagnostics business unit, the Company determined that a triggering event occurred for which management was required to evaluate the recoverability of the business unit’s long-lived assets. As a result of this evaluation, the Company recorded an impairment charge in 2002 of approximately $5.9 million (of which approximately $1.0 million related to goodwill) based on the amount by which the carrying value of the Diagnostics business exceeded its estimated fair value. Throughout 2003, the Company obtained additional information with respect to the estimated value of the business unit, which was held for sale. Based on this additional information, the Company determined that subsequent evaluations of the long-lived assets of the discontinued business were required. Based on these evaluations, the Company recorded additional impairment charges in 2003 which totaled approximately $8.3 million related to intangible and fixed assets of that business, and which has been included in the loss from discontinued operations.

On January 21, 2004, pursuant to the terms of an Asset Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes, Tepnel Life Sciences, PLC (Tepnel), Tepnel North America Corporation, a wholly-owned subsidiary of Tepnel, and Tepnel Lifecodes Corporation, a wholly-owned subsidiary of Tepnel North America Corporation, as amended (the US Purchase Agreement), a Business Purchase Agreement dated as of October 30, 2003 among the Company, Orchid BioSciences Europe Limited, a wholly-owned subsidiary of the Company, Tepnel and Tepnel Diagnostics Limited, a wholly-owned subsidiary of Tepnel, as amended (the UK Purchase Agreement), and a Share Purchase Agreement dated as of October 30, 2003 among the Company, Lifecodes, Tepnel and Tepnel Diagnostics Limited, as amended (the Belgian Purchase Agreement), Tepnel completed its acquisition of certain assets and liabilities of the Company’s Diagnostics business unit. The aggregate purchase price was $3.5 million in cash, of which $0.5 million was held in escrow, subject to certain post-closing adjustments. The Company and Tepnel selected a neutral third party auditor to determine the final sale amount based on the provisions of the sale agreement, and the neutral auditor completed its assessment during the second quarter of 2004. The Company accrued for the amount attributable to the final sale amount based on the neutral auditor’s assessment and included those charges in the loss from discontinued operations for the six months ended June 30, 2004. During the third quarter of 2004, the Company and Tepnel reached a final settlement. The settlement included the release of the existing escrow to Tepnel, and an additional cash payment by the Company to Tepnel in the amount of approximately $0.4 million. The total cash settlement was less than the neutral auditor’s assessment, and as a result, the Company recorded income from discontinued operations during the third quarter of 2004. At December 31, 2004, the loss from discontinued operations also included an adjustment recorded in the fourth quarter in connection with a separate shared services agreement between the two parties, as there were no further obligations related to this settlement or the shared services agreement.

In connection with the sale of these assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which lease was assigned to Tepnel. See Note 18 for further discussion of this matter.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of the Diagnostics business in the results from continuing operations. The results of operations for this business unit have been reflected in discontinued operations. The losses from discontinued operations for the years ended December 31, 2004 and 2003, respectively, consist of the following (in thousands):

	2004	2003
Revenues	$508	$10,501
Costs of products and services revenues	616	7,007

Gross margin	(108)	3,494
Research and development	122	1,548
Selling and marketing	126	2,141
General and administrative	151	902
Impairment of assets	—	8,328

Operating loss	(507)	(9,425)
Other income (expenses)	(276)	188

Net loss	$(783)	$(9,237)

(10) Debt

On December 23, 2002, the Company established a line of credit with a commercial bank for a maximum of $10.0 million and, pursuant to the terms of the line of credit, the Company also issued to the bank warrants to purchase 43,000 shares of common stock of the Company at an exercise price of $3.20 per share. The warrants were immediately exercisable and had a five-year term. The Company calculated the fair value of the warrants using the Black Scholes option-pricing model, recorded the value as debt issuance costs and amortized the costs over the term of the line of credit. This line of credit was terminated in December of 2003. These warrants were exercised by the bank in January of 2004.

In December 1998, the Company entered into a $6.0 million equipment loan line, which was secured by the purchased equipment. In December 2000, the Company amended the loan line and established a new borrowing base of $8.0 million. The amended loan line expired in December 2001. During the third quarter of 2005, the Company paid off the loan in full. In June 2002, the Company obtained a letter of credit in the amount of approximately $2.7 million as required by the amended line of credit, which was supported by a security deposit. During 2003, the Company’s required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because the Company continued to pay down its monthly obligation in accordance with the original terms of the loan line. The security deposit amount related to this agreement was reduced to approximately $0.3 million as of December 31, 2004. This security deposit, which was released to the Company in the first quarter of 2006, amounted to approximately $0.3 million and was reflected in other current assets in the Company’s consolidated balance sheet as of December 31, 2005. All borrowings under the equipment loan line were to be repaid in monthly principal installments plus interest over 48 months from the date of funding, with the final 15% of the original principal amount due in a balloon payment at the end of the loan term. At December 31, 2004, the Company had $0.4 million outstanding under this arrangement. At December 31, 2004, annual interest rates on the seven draws ranged from 9.16% to 11.66%.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt is comprised of the following at December 31, 2004 (in thousands):

2004
Equipment loan line secured by purchased equipment	$359
Capital lease obligations and other long-term debt	12

371
Less current portion	371

Long-term debt, less current portion	$—

(11) Income Taxes

The provision for income taxes is based on income (loss) from continuing operations before income taxes reported for financial statement purposes. The components are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
United States	$(14,964)	$(13,216)	$(18,731)
Foreign	5,601	6,308	6,045

Loss from continuing operations before income taxes	$(9,093)	$(6,908)	$(12,686)

The components of income tax expense (benefit) are summarized as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Current income tax expense (benefit):
State	$(718)	$(729)	$(341)
Foreign	1,114	1,993	2,073

Total current expense	396	1,264	1,732
Deferred foreign tax benefit	(50)	(143)	(87)

Income tax expense	$346	$1,121	$1,645

During 2005, the Company recognized a tax benefit of approximately $0.7 million from the sale of a portion of its New Jersey state net operating loss (NOL) carryforwards. In addition, the Company recognized a current foreign tax expense of approximately $1.1 million and approximately $0.1 million of deferred foreign tax benefit, primarily related to its business in the UK. Prior to 2005, the Company recorded tax reserves for tax return positions taken on its UK subsidiary tax return filings with respect to intercompany transactions. In the first quarter of 2005, the Company reversed $0.5 million of this tax reserve as a result of the closing of the statute of limitations for the Company’s 2002 UK tax return. In addition, during the fourth quarter of 2005, the Company completed an assessment of its remaining exposure with respect to tax return positions taken on its 2003 and 2004 UK subsidiary tax return filing and on an estimate of its planned tax position to be utilized in filing its 2005 UK tax return. As a result of completing its assessment, the Company determined it is probable that it will sustain the majority of the tax benefit taken on the 2003 and 2004 UK tax return filing and with respect to its estimate of such tax benefit for the 2005 UK tax return filing. The Company utilized a study performed by outside consultants to assist it in reaching its conclusions with respect to this matter. Accordingly, in the fourth quarter of 2005, the Company reversed $1.0 million of tax reserves associated with tax positions taken on its 2003 and 2004 UK income tax returns and 2005 estimated tax return position for such intercompany transactions.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, the Company recognized a tax benefit of approximately $0.7 million from the sale of a portion of its New Jersey state NOL carryforwards. In addition, the Company recognized a current foreign tax expense of approximately $2.0 million and a deferred foreign tax benefit of approximately $0.1 million, primarily related to its business in the UK.

During 2003, the Company recognized a tax benefit of approximately $0.3 million from the sale of a portion of its New Jersey state NOL carryforwards. In addition, the Company recognized a current foreign tax expense of approximately $2.1 million and a deferred foreign tax benefit of approximately $0.1 million, primarily related to its business in the UK.

The tax effects of temporary differences and loss and credit carryforwards that give rise to significant portions of the deferred tax assets and liabilities related to the US operations of the Company at December 31, 2005 and 2004 are presented below (in thousands):

	2005	2004
Deferred tax assets:
Bad debt allowance and inventory reserve	$167	$472
Deferred compensation	2,169	2,241
Deferred revenue	193	266
Net operating loss carryforwards	98,706	97,452
Research and development credits	2,074	2,074
Accrued restructuring expenses	989	813
Accrued expenses	767	1,435
Amortization and depreciation	3,917	2,857
Investments	770	770

Total gross deferred tax assets	109,752	108,380
Less valuation allowance	(107,763)	(106,833)

Net deferred tax assets	1,989	1,547
Deferred tax liabilities:
Intangible assets	(1,989)	(1,547)

Net deferred taxes	$—	$—

At December 31, 2005 and 2004, valuation allowances of approximately $107.8 million and approximately $106.8 million, respectively, have been recognized to offset the net deferred tax assets related to the US operations of the Company, as realization of these assets is uncertain. The net change in the valuation allowance for 2005 and 2004 was approximately $0.9 million and approximately $11.8 million, respectively, related primarily to additional net operating losses incurred by the Company.

At December 31, 2005 and 2004, the Company’s deferred tax asset (not included in the above table) related to its foreign operations totaled approximately $0.3 million and $0.2 million, respectively, and is included in other assets. The deferred tax asset is primarily related to depreciable assets. Although it is not assured, the Company believes it is more likely than not that all of its deferred tax assets related to its foreign operations will be realized.

As of December 31, 2005, the Company has approximately $234.0 million and approximately $194.0 million of Federal and state, respectively, NOL carryforwards available to offset future taxable income. The Company’s Federal and state NOL carryforwards begin to expire in 2006. At December 31, 2005, the Company

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

had research and development credit carryforwards for Federal and state tax purposes of approximately $2.1 million, which will begin expiring in 2022 and 2009, respectively. As a result of the Company’s acquisitions of GeneScreen and Lifecodes, the Company acquired Federal NOLs of approximately $4.5 million and approximately $1.7 million, respectively. In the event that the Company becomes profitable in the future and is able to utilize these NOLs, these acquired NOL carryforwards will not be reflected as income tax benefits in the results of operations, but as a reduction of intangible assets and goodwill related to these acquisitions. The Company also may receive tax benefits in the future relating to stock option deductions that will not be reflected in the results of operations.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of NOL carryforwards and research and development credits following certain ownership changes, as defined by the Act, which could significantly limit the Company’s ability to utilize these carryforwards and research and development credits. The Company has determined that an ownership change, as defined by the Act, occurred in 1999. Approximately $36.0 million of NOL carryforwards are limited due to this ownership change. Additionally, because US tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for Federal income tax purposes. The NOL carryforwards subject to expiration through the year 2019 are approximately $32.0 million. The Company may have experienced other ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, the Company’s ability to utilize the aforementioned Federal NOL carryforwards may be further limited in the future.

The Company recorded income tax expense of approximately $0.3 million, $1.1 million and $1.6 million in 2005, 2004 and 2003, respectively. The principal reason for the differences between the expected income tax benefit and the actual recorded tax expense is tax expense of approximately $1.1 million, $1.9 million, and $2.0 million in 2005, 2004 and 2003, respectively, related to the Company’s profitable foreign operations. The Company was also not able to utilize tax benefits relating to NOLs created in 2003 through 2005, as it is unlikely that such tax benefits will be realized in the foreseeable future. Accordingly, the Company increased its valuation allowance for such benefits. Additionally, the Company sold certain state NOLs in accordance with the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the Program) and generated benefits of approximately $0.7 million, $0.7 million and $0.3 million for 2005, 2004 and 2003, respectively.

The Company participates in the Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers. Since New Jersey law provides that NOLs can be carried over for up to seven years, the Company may be able to transfer its New Jersey NOLs from the last seven years. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit.

During 2005, 2004 and 2003, the Company completed the sale of approximately $9.6 million, $9.8 million and $4.6 million, respectively, of its New Jersey NOL carryforwards.

The Company has made no provision for US taxes on cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Determination of the potential amount of unrecognized deferred US income tax liability related to such reinvested income is not practicable because of numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. As of December 31, 2005 and based on tax laws in effect as of this date, it is the Company’s intention to indefinitely reinvest the undistributed earnings of foreign subsidiaries.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Segment Information

From its inception in 1995, the Company has engaged in several different technologies and businesses that the Company has since elected to exit. In early 2002, the Company began the process of realigning its business into strategic units for marketing purposes. As a result of this realignment, the Company was re-organized into four business units consisting of Orchid Identity Genomics, Orchid Life Sciences, Orchid Diagnostics and Orchid GeneShield. Additionally, the Company’s international operations, which encompassed all of its business units, were managed under a regional business unit, Orchid Europe. At the end of 2002 and throughout 2003, the Company sharpened its business focus and moved away from the multiple business units established in early 2002. The Company concentrated its efforts on DNA testing services for forensic, family relationship and animal susceptibility applications. As part of this strategy, the Company divested the instruments and consumables portion of its Orchid Life Sciences business unit, divested all operating activities of the Orchid Diagnostics business unit and terminated its pharmacogenomics efforts formerly conducted by the Orchid GeneShield business unit. The animal susceptibility testing services that were formerly part of the Orchid Life Sciences business unit were retained in the business unit previously referred to as Orchid Public Health.

After the Company exited these businesses, it began operating under one segment, which consisted of the development and provision of genetic testing services, or genotyping, that generate information related to genetic susceptibility and uniqueness, or the genetic variability that distinguishes one organism from another. During the first three quarters of 2003, the Company reported Orchid Public Health as a separate segment; however, upon further analysis, the Company concluded public health should be included with the activities in the Identity Genomics business unit. As the Company currently operates under one segment and considers all of its operating activities to be focused on DNA testing, the Company ceased using the unit or segment name Identity Genomics.

As discussed in Note 9, the Company committed to sell its Diagnostics business unit during 2002. As a result of this decision, the segment information in 2003 for the Diagnostics business unit has been excluded from the discussion below.

During 2005, the Company generated approximately $22.7 million or 37% of its total revenues through agreements with two customers, representing approximately 29% and 8% of total revenues, respectively. During 2004, the Company generated approximately $19.0 million or 30% of its total revenues through agreements with these two customers, representing approximately 21% and 9% of total revenues, respectively. These customers generated approximately $15.5 million or 31% of the Company’s total revenues during 2003, representing approximately 18% and 13% of total revenues, respectively.

The Company has significant international operations, primarily in the UK. During the years ended December 31, 2005, 2004 and 2003, the Company recorded revenues from international customers of approximately $29.2 million, or 47%, $26.1 million, or 42%, and $20.3 million, or 40%, respectively, of total revenues. The two customers noted above represented approximately 78%, 73% and 78% of total international revenues for 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, the Company’s net assets located at its international operations aggregated $15.9 million and $16.8 million, respectively. In addition, the Company has long-lived assets of $16.2 million and $18.1 million located in the United States at December 31, 2005 and 2004, respectively, as well as long-lived assets of approximately $6.5 million and $7.9 million located in the UK at December 31, 2005 and 2004, respectively.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Stock Incentive Plan

During 1995, the Company established the 1995 Stock Incentive Plan (the 1995 Plan), which provided for the granting of restricted common stock or incentive and nonqualified stock options to directors, employees and consultants. An aggregate of 700,000 shares of the Company’s common stock was authorized to be issued under the 1995 Plan, which expired by its terms on November 28, 2005.

During 2000, the board of directors and stockholders of the Company approved the 2000 Employee, Director, and Consultant Stock Incentive Plan (the 2000 Plan) for the issuance of common stock, incentive stock options and nonqualified stock options to employees, directors and consultants. The Company is authorized to issue options for up to 900,000 shares of the Company’s common stock under the 2000 Plan. The options granted are exercisable for a period of ten years after the date of grant and vest monthly over a four-year period, in general. On June 8, 2005, at the Company’s Annual Meeting of Stockholders, the stockholders approved the Orchid BioSciences, Inc. 2005 Amended and Restated Stock Plan (the 2005 Plan). The 2005 Plan amends and restates in its entirety the 2000 Plan. The 2005 Plan authorizes the grant of up to approximately 1,700,000 shares plus the number of additional shares as described in the 2005 Plan, for the issuance of incentive stock options, nonqualified stock options, stock grants and other stock-based awards to employees, directors and consultants of the Company. The 1995 Plan and the 2005 Plan (the Plans) provide that in the event of a change in control in the beneficial ownership of the Company, as defined, all options may at the discretion of the compensation committee become fully vested and exercisable immediately prior to the change in control. The Plans also specify other terms such as eligibility and annual limits.

A summary of activity under the Plans is as follows:

	Options outstanding	Weighted average exercise price per share
Balance at December 31, 2002	994,101	$21.20
Granted	451,036	2.75
Exercised	(182,175)	2.35
Cancelled	(279,451)	22.25

Balance at December 31, 2003	983,511	15.90
Granted	571,708	8.05
Exercised	(193,788)	3.65
Cancelled	(336,831)	19.35

Balance at December 31, 2004	1,024,600	12.77
Granted	397,849	10.29
Exercised	(78,650)	4.40
Cancelled	(109,845)	14.52

Balance at December 31, 2005	1,233,954	12.35

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, the Plans had the following options outstanding and exercisable by price range, as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
$ 0.05 – 6.50	243,746	6.77	$4.35	195,705	$4.06
6.52 – 9.35	245,619	8.43	7.50	125,760	7.89
9.44 – 9.90	225,130	8.98	9.66	144,334	9.60
10.00 – 11.22	257,799	9.30	10.25	43,135	10.22
11.30 – 215.00	261,660	5.95	28.72	213,475	32.58

$ 0.05 – 215.00	1,233,954	7.86	12.35	722,409	14.63

The Company applies APB Opinion No. 25 in accounting for its stock option plans. During the three years ended December 31, 2005, all stock options granted by the Company had exercise prices at or above the fair value of the common stock on the date of grant.

In prior years, the Company recorded deferred compensation resulting from the granting of stock options to employees, directors or consultants with exercise prices below the fair market value of the underlying common stock at the date of their grant. The portion of these deferred compensation amounts which resulted from grants to consultants is subject to remeasurement at the end of each reporting period based upon the changes in the fair value of the Company’s common stock until the consultant completes performance under his or her respective option agreement.

Compensation expense for stock options granted to employees, directors and consultants aggregated $0.1 million, $0.2 million and $1.6 million for the years ended December 31, 2005, 2004, and 2003, respectively and is recorded in research and development expense and general and administrative expense in the accompanying consolidated statements of operations.

(14) Redeemable Convertible Preferred Stock and Common Stock

Common Stock Offering

On February 26, 2004, the Company entered into definitive agreements with new and existing institutional investors to raise approximately $30.3 million in gross proceeds ($26.1 million after direct transaction costs) in a common stock private equity financing. Pursuant to the agreements, the Company sold approximately 3,158,000 shares of common stock at $9.60 per share and granted the investors four-year warrants to purchase an additional approximately 632,000 shares of the Company’s common stock at an exercise price of $13.20 per share, all of which were outstanding at December 31, 2005. The transaction closed on February 27, 2004. The securities issued in this transaction were registered on a Form S-3, which was declared effective on May 28, 2004 covering the resale of the shares of common stock sold, as well as the shares of common stock issuable upon the exercise of the warrants. The Company determined that the securities purchase agreement does not expressly provide that the shares issued upon the exercise of the warrants must be registered and there are no express or implied remedies to the warrant holders that would indicate that the Company is required to net-cash settle the warrants in the event of delivery of unregistered shares in settlement of the contract. In accordance with the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company has accounted for the warrants issued in this transaction as part of permanent equity.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redeemable Convertible Preferred Stock

On March 31, 2003, the Company completed a private placement of 1,600 units, with each unit consisting of one share of Series A redeemable convertible preferred stock (Series A Preferred Stock) and a warrant to purchase shares of the Company’s common stock, which resulted in net proceeds of $16.0 million. The warrants were exercisable at any time after the first anniversary of the issuance date through the fifth anniversary of the issuance date at an exercise price equal to $2.25 per share, and were able to be exercised via a cashless exercise from the second anniversary of the issuance date through the fifth anniversary of the issuance date. On April 11, 2005, the holders of the warrants executed via a cashless exercise the warrants outstanding on that date, for which the Company issued approximately 429,000 shares of its common stock.

The Company also issued an additional 75 units to a banker as a fee for this transaction, valued at $0.8 million. The warrants associated with the units issued to the banker were valued at approximately $0.1 million, based on the Black-Scholes option pricing model, and were recorded as a reduction to the carrying value of the Series A Preferred Stock and an increase to additional paid-in capital. The warrants associated with the units sold to the investors were valued at approximately $2.9 million, based on the Black-Scholes option pricing model, and recorded as a reduction in the carrying amount of the Series A Preferred Stock that was issued and an increase to additional paid-in capital. As a result of the financing transaction, the Company included a beneficial conversion feature of $0.7 million in the net loss allocable to common stockholders during the year ended December 31, 2003, based on the difference between the per share value of the Company’s common stock as of the commitment date and the per share value inherent in the Series A Preferred Stock after giving effect to the value associated with the warrants.

During the first quarter of 2004, the Company issued a notice of redemption to the then outstanding shareholders of the Series A Preferred Stock. As a result of this redemption notice, the remaining 503 shares of Series A Preferred Stock outstanding were converted into approximately 2,234,000 shares of common stock as of February 6, 2004. The unamortized discount from issuance of the Series A Preferred Stock of $1.1 million was recorded in the first quarter of 2004 and included in the net loss allocable to common stockholders for the first quarter of 2004.

The Series A Preferred Stock bore cumulative dividends, payable quarterly, at an initial annual rate of 6% for the first nine quarters, payable at the Company’s option, in cash or shares of common stock. During the year ended December 31, 2003, the Company also accrued dividends related to the Series A Preferred Stock in the amount of $0.5 million and accreted the Series A Preferred Stock discount by $2.6 million as a result of the conversion of 1,172 shares of Series A Preferred Stock into common stock during the year ended December 31, 2003. Both the dividends and the accretion have been included in the net loss allocable to common stockholders for the year ended December 31, 2003. The Company issued 1,571 shares of common stock as dividends to the Series A preferred stockholders who converted during the three months ended March 31, 2004. The dividends have been included in the net loss allocable to common stockholders.

(15) Stockholder Rights Plan

On May 16, 2001, the Company’s board of directors adopted a Stockholder Rights Plan (Rights Plan), which is designed to protect the Company’s stockholders in the event of any takeover offer. On May 16, 2001, the Company’s board of directors declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 31, 2001 (the Record Date). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock, $0.001 par value per share, at an initial purchase price of $40.00 in cash, subject to adjustment.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Initially, the Rights will be attached to all common stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a Distribution Date, as defined in the Rights Plan, will occur if certain events as described below transpire. Rights will also be attached to all shares of common stock issued following the Record Date but prior to the Distribution Date. The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 16, 2011, unless earlier redeemed by the Company. The Distribution Date has not occurred as of December 31, 2005.

In the event that a person or a group of affiliated or associated persons becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the board of directors determines to be fair to, and otherwise in the best interests of, the Company and its stockholders), each holder of a Right will thereafter have the right to receive, upon exercise, that number of shares of common stock (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights Plan) of the common stock at the date of the occurrence of the event. However, Rights are not exercisable following the occurrence of any of the events set forth above until such time as the Rights are no longer redeemable by the Company. In the event that the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or, more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a Right shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights Plan) of such common stock at the date of the occurrence of the event. In March 2003, the Company amended the Rights Plan to prevent the issuance and sale of its Series A Preferred Stock and associated warrants (see Note 14) from triggering the holders of the Rights ability to exercise the Rights.

(16) Employee Stock Purchase Plan

During the year ended December 31, 2003, the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the ESPP), although the ESPP has not yet been implemented and there are no plans to implement the ESPP at this time. Employees who own more than 5% of our stock may not participate in the ESPP. At the beginning of an offering period, as defined in the ESPP document, each participant receives an option to purchase shares of common stock at the end of each accumulation period, at an exercise price equal to the lesser of 85% of (i) the fair market value of the common stock on the last trading day before the start of the applicable offering period, or (ii) the fair market value of the common stock on the last trading day of the accumulation period. The maximum number of shares that may be purchased by any participant in the ESPP in an accumulation period is 25,000 shares. No participant may purchase shares having an aggregate fair market value greater than $25,000 in any calendar year. A total of 550,000 shares of the Company’s common stock is reserved for issuance under the ESPP as December 31, 2005. The number of shares authorized under the ESPP is subject to adjustment for stock splits and other similar events. In addition, as of January 1 each year, beginning January 1, 2005 and ending January 1, 2007, the number of shares of common stock reserved for issuance under the ESPP will be increased automatically by the lesser of: (i) 2% of the total number of shares of common stock then outstanding; or (ii) 50,000 shares. The ESPP may be amended, suspended or terminated at any time by the board of directors. Amendments affecting any increase in the number of shares available under the ESPP and any other amendment to the extent required by applicable law or regulation shall be subject to the approval of the Company’s stockholders.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the 401(k) Plan) covering all employees of the Company. Participants can contribute up to 15% of their pretax annual compensation to the 401(k) Plan, subject to certain limitations. The Company matches 50% of the participant’s contribution, up to 4% of compensation. For 2005, 2004 and 2003, the Company’s contributions amounted to approximately $0.2 million, $0.2 million and $0.4 million, respectively, in accordance with the terms of the 401(k) Plan.

(18) Commitments and Contingencies

The Company leases office and laboratory facilities under noncancelable operating lease arrangements. Future minimum rental commitments required by such leases as of December 31, 2005 are as follows (in thousands):

2006	$1,868
2007	1,667
2008	1,279
2009	1,055
2010	891
Thereafter	1,137

$7,897

Rent expense aggregated approximately $2.3 million in 2005, $2.7 million in 2004 and $2.7 million in 2003.

On May 18, 2005, the Company executed a settlement agreement with the lessor of the Company’s former operating facility in Princeton, New Jersey to exit the lease prior to the expiration date. The lease originally expired on December 31, 2008. The Company paid approximately $1.3 million to settle the lease in 2005.

In connection with the Company’s acquisition of certain patents in 2002 and 2001, the Company assumed obligations to pay specified amounts over future years. The obligations have been recorded in the accompanying consolidated balance sheet as of December 31, 2005.

The payments, which are to be made to the original patent holders, are as follows (in thousands):

2006	$150
2007	150

Total	300
Less current portion	150

Total, less current portion	$150

Under the amended terms of a supply agreement with Beckman Coulter, Inc. (BCI), the Company committed to purchase from BCI a minimum amount of materials and supplies in the amount of $0.6 million during 2003, $0.7 million during 2004 and $1.3 million during 2005. If BCI failed to provide the Company with such materials and supplies meeting the specifications under the supply agreement on three consecutive purchase

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

orders or five purchase orders in any 12-month period, the Company had the right to terminate the supply agreement without further payments. In accordance with the agreement, on May 18, 2004, the Company informed BCI it had terminated the agreement, as BCI had been unable to supply the Company with materials and supplies that met the required specifications. BCI believes that they are not in breach of the agreement, and that the Company remains committed to its minimum purchase obligations. The Company believes it has no existing liabilities owed to BCI relating to any minimum purchase arrangements.

In connection with the sale of assets and liabilities of the Diagnostics business to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company reflected the fair value of the guarantee of $1.6 million at the time of the sale of the Diagnostics business as a reduction to the net realizable value of these assets and liabilities. The fair value of the guarantee is included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2005 and December 31, 2004, in the amounts of $1.4 million and $1.6 million, respectively. The Company included approximately $0.2 million of income in other income (expense) for the year ended December 31, 2005, which represents the change in the fair value of the outstanding liability. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to sub leasing the space, and expected rental income from the sublease of the space. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease totaled approximately $2.5 million as of December 31, 2005.

(19) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of its former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering (IPO), the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. The Company believes that the allegations are without merit and has, and intends to continue to, vigorously defend itself against plaintiffs’ claims. In this regard, on or about July 15, 2002, the Company filed a motion to dismiss all of the claims against it and its former officers. On October 9, 2002, the court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court.

The Company is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount. At this time, the parties await the outcome of a hearing held on July 5, 6 and 7, 2005, which is expected to determine the interpretation of the claims in the subject patents. A ruling is expected in the spring of 2006.

Additionally, the Company has certain other claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on the Company’s financial position, but could have a material impact on the Company’s results of operations for any reporting period.

(20) Related Party Transactions

On December 23, 2005, the Company entered into a consulting agreement with L.E.K. Consulting LLP, of which Kenneth Noonan, Ph.D., a director of the Company, is a partner. Under the terms of the agreement, the Company will pay L.E.K. fees of $275,000 in connection with their services, which were completed early in 2006.

(21) Subsequent Event

On February 27, 2004, the Company issued approximately 3,158,000 shares of its common stock and four-year warrants to purchase an additional approximately 632,000 shares of the Company’s common stock in a private placement to 33 investors. The per share purchase price for the shares of common stock was $9.60 and the warrants have a per share exercise price of $13.20. Pursuant to the terms of the securities purchase agreement for the financing, the Company registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on May 28, 2004. Pursuant to the terms of the securities purchase agreement, the Company must use its best efforts to keep the registration statement continuously effective for a period of five years or until all shares registered thereon have been sold. In addition, the securities purchase agreement provides that the Company may be obligated to pay penalties to the investors if the investors are not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement for five or more trading days, whether or not consecutive. As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2005 by its filing deadline, the investors are no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. This penalty is payable as of April 7, 2006 and on each month anniversary thereof while such shares of common stock are not permitted to be sold under an effective registration statement. The penalty will total 1% of the aggregate purchase price of the shares of common stock issued on February 27, 2004 that remain unsold by the investors as of April 7, 2006 for the first month and 2% for each additional month thereafter. The Company has not yet determined the number of shares of common stock, if any, that remain unsold by the investors as of April 7, 2006, and its obligation with respect

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the penalty payment. However, if all such shares of common stock have not been sold by the investors, the maximum penalty payment that the Company may be obligated to pay is $0.3 million for the first month and $0.6 million for each additional month thereafter.

(22) Accumulated Other Comprehensive Income

The accumulated balances for each classification of items within accumulated other comprehensive income are as follows (in thousands):

	Foreign currency translation	Unrealized gains (losses) on securities	Accumulated other comprehensive income
January 1, 2003	$923	$(534)	$389
Foreign currency translation adjustment	1,108	—	1,108
Unrealized holding gain on available-for-sale securities	—	144	144

Balance at December 31, 2003	2,031	(390)	1,641
Foreign currency translation adjustment	1,168		1,168
Unrealized holding loss on available for sale securities	—	(44)	(44)
Reclassification adjustments for loss on securities sold included in net loss	—	185	185

Balance at December 31, 2004	3,199	(249)	2,950
Foreign currency translation adjustment	(1,699)	—	(1,699)
Unrealized holding gain on available for sale securities	—	8	8
Reclassification adjustments for gain on securities sold included in net loss	—	(19)	(19)

Balance at December 31, 2005	$1,500	$(260)	$1,240

(23) Quarterly Financial Data (Unaudited)

On May 31, 2005, the Company entered into a settlement of escrow claims associated with its December 2001 acquisition of Lifecodes. The Company has determined that the 163,259 shares of the Company’s common stock received from this settlement and valued at $1.6 million should have been recorded at the settlement date as a non-operating gain and an acquisition of treasury stock in the Company’s previously filed consolidated financial statements included in the Company’s Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005. As a result of this restatement, other income increased and net loss decreased by $1.6 million. This restatement did not have any impact on the cash flows of the Company.

The following tables summarize the impact of the restatement discussed above on the previously issued unaudited financial data for the quarterly periods ended June 30, 2005 and September 30, 2005, respectively (in thousands, except per share data):

	June 30, 2005			September 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Balance Sheet
Treasury stock at cost, 163,259 common shares at June 30, 2005 and September 30, 2005	$—	$(1,587)	$(1,587)	$—	$(1,587)	$(1,587)
Accumulated deficit	(299,735)	1,587	(298,148)	(303,503)	1,587	(301,916)

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005			Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations:
Other income (expense)	$30	$1,587	$1,617	$33	$1,587	$1,620	$85	$1,587	$1,672
Total other income (expense), net	116	1,587	1,703	206	1,587	1,793	230	1,587	1,817
Income (loss) before income taxes	(1,153)	1,587	434	(2,786)	1,587	(1,199)	(5,599)	1,587	(4,012)
Net loss	(1,769)	1,587	(182)	(3,421)	1,587	(1,834)	(7,189)	1,587	(5,602)
Basic and diluted net loss per share	$(0.07)	$0.06	$(0.01)	$(0.14)	$0.06	$(0.08)	$(0.30)	$0.07	$(0.23)
Shares used in computing basic and diluted net loss per share	24,448	(54)	24,394	24,245	(27)	24,218	24,342	(46)	24,296

	Six Months Ended June 30, 2005			Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
Net loss	$(3,421)	$1,587	$(1,834)	$(7,189)	$1,587	$(5,602)
Comprehensive loss	(4,323)	1,587	(2,736)	(8,394)	1,587	(6,807)
Acquisition of treasury shares from escrow settlement	—	(1,587)	(1,587)	—	(1,587)	(1,587)

	Six Months Ended June 30, 2005			Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(3,421)	$1,587	$(1,834)	$(7,189)	$1,587	$(5,602)
Non-cash gains on escrow settlement	—	(1,587)	(1,587)	—	(1,587)	(1,587)

In addition, the Company incorrectly calculated the pro forma disclosure of the compensation cost for options based on the fair value method for its stock options under SFAS 123 for the quarters ended June 30, 2005 and September 30, 2005. The Company will reflect the restated pro forma SFAS 123 disclosure when it restates its unaudited consolidated financial statements included in its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the impact of the pro forma SFAS 123 disclosure restatement discussed above on the previously issued unaudited financial data for the three months and six months ended June 30, 2005 and three months and nine months ended September 30, 2005, respectively (in thousands, except per share data) :

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net loss allocable to common stockholders:
As reported	$(1,769)	$1,587	$(182)	$(3,421)	$1,587	$(1,834)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	—	—	—	104	—	104
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(249)	(478)	(727)	(621)	(373)	(994)

Pro forma under SFAS 123	$(2,018)	$1,109	$(909)	$(3,938)	$1,214	(2,724)

Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.07)	$0.06	$(0.01)	$(0.14)	$0.06	$(0.08)
Pro forma under SFAS 123	(0.08)	0.04	(0.04)	(0.16)	0.05	(0.11)

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net loss allocable to common stockholders:
As reported	$(3,768)	$—	$(3,768)	$(7,189)	$1,587	$(5,602)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	—	—	—	104	—	104
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(232)	(150)	(382)	(749)	(627)	(1,376)

Pro forma under SFAS 123	$(4,000)	$(150)	$(4,150)	$(7,834)	$960	(6,874)

Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.15)	$—	$(0.15)	$(0.30)	$0.07	$(0.23)
Pro forma under SFAS 123	(0.16)	(0.01)	(0.17)	(0.32)	0.04	(0.28)

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent certain unaudited consolidated quarterly financial information for each of the quarters in 2005 and 2004. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the annual consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments, except as disclosed below) necessary to present fairly the information for the periods presented (in thousands, except per share data):

	Quarters ended
	March 31, 2005	June 30, 2005 (restated)	September 30, 2005	December 31, 2005
Total revenues	$14,665	$15,837	$16,424	$14,683
Gross profit on service revenues	5,465	6,696	6,744	4,039
Income (loss) before income taxes	(1,633)	434	(2,813)	(5,081)
Net loss	(1,652)	(182)	(3,768)	(3,837)
Basic and diluted net loss per share allocable to common stockholders	$(0.07)	$(0.01)	$(0.15)	$(0.16)

	Quarters ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$13,468	$14,957	$16,447	$17,627
Gross profit on service revenues	4,951	6,627	7,088	7,341
Income (loss) from continuing operations before income taxes	(6,297)	(1,382)	383	388
Income (loss) from discontinued operations	(507)	(343)	244	(177)
Net income (loss)	(6,939)	(2,146)	(395)	668
Net income (loss) allocable to common stockholders	(8,082)	(2,146)	(395)	668
Basic and diluted net income (loss) per share allocable to common stockholders	$(0.41)	$(0.10)	$(0.02)	$0.03

Included in the Company’s results of operations for the fourth quarter of 2005 are two prior period correction adjustments. The first adjustment is a charge to depreciation expense of $0.4 million, primarily included in cost of service revenues, relating to depreciation of certain leasehold improvements that were being depreciated over the incorrect period, of which $0.3 million relates to prior years. The second adjustment, included in cost of service revenues, is a reversal of a liability for royalty obligations totaling $0.3 million that was incorrectly recorded in a prior year. The impact of these adjustments individually and in the aggregate with respect to the Company’s fourth quarter 2005, full year 2005 and prior year financial position and results of operations is immaterial.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As discussed elsewhere in the Annual Report on Form 10-K, the Audit Committee of our Board of Directors, in consultation with our independent auditors, concluded that our consolidated financial statements for the second and third quarters of 2005 should be restated to correct an error relating to accounting for common stock received from a share escrow account settlement. The restatement resulted from a material weakness, as described below under “Management’s Report on Internal Control Over Financial Reporting.” Please see Note 23 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information regarding this matter.

In the quarterly reports on Form 10-Q filed by us with the SEC for the second and third quarters of 2005, our then Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the financial period covered by each such report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of the end of each such financial period. However, in connection with the restatement of our consolidated financial statements for such periods, our management, with the participation of the Chairman of the Board of Directors, who is serving as our current Principal Executive Officer, and our Chief Financial Officer, conducted another evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our current Principal Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below in “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as of June 30, 2005 and September 30, 2005. In addition, based upon the foregoing evaluation, our current Principal Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures also were not effective as of December 31, 2005. We have described the actions we have taken and are taking to remediate the material weaknesses in our internal control over financial reporting below under Item 9A(c), “Changes in Internal Control Over Financial Reporting.”

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is a process designed by, or under the supervision of, our Principal Executive and Principal Financial Officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control-Integrated Framework. As a result of its assessment, management identified material weaknesses in our internal control over financial reporting as of December 31, 2005. Based on the material weaknesses identified as described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As a result of our assessment, we have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:

Inadequate Information and Communication

We did not have adequate policies and procedures designed to ensure that financial reporting information related to significant, non-routine transactions was properly identified and communicated. Specifically, we had insufficient processes and controls in place to ensure the identification and timely communication of financially significant, non-routine transactions between internal departments. This deficiency resulted in a material misstatement in non-operating income and stockholders’ equity reported in our June 30, 2005 and September 30, 2005 quarterly consolidated financial statements which resulted in a restatement of our quarterly consolidated financial statements for such periods. In addition, this deficiency resulted in a material misstatement in non-operating income and stockholders’ equity as of and for the year ended December 31, 2005 that was corrected prior to the issuance of the 2005 consolidated financial statements.

Inadequate Policies and Procedures To Ensure That Accurate and Reliable Interim and Annual Consolidated Financial Statements Were Prepared and Reviewed On a Timely Basis

We did not have adequate policies and procedures designed to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the following deficiencies were identified: (a) staffing levels in our accounting department were insufficient to complete the monthly close process in a timely manner; (b) our accounting policies and procedures documentation were either insufficiently prescriptive or insufficiently comprehensive to ensure proper and consistent application of US generally accepted accounting principles throughout the organization; and (c) there were inadequate policies and procedures requiring a detailed and comprehensive review of the underlying information supporting the amounts included in our annual and interim consolidated financial statements and disclosures. These deficiencies resulted in material errors in our June 30, 2005 and September 30, 2005 footnote disclosure related to share-based payments, which resulted in a restatement of our June 30, 2005 and September 30, 2005 quarterly consolidated financial statements. In addition, these deficiencies resulted in material errors in accounting for restructuring costs during the year ended December 31, 2005, which were corrected prior to the issuance of the 2005 consolidated financial statements.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditors’ report on management’s assessment of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to December 31, 2005, we have initiated the measures discussed below to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2005:

Communication Among Departments

•	In March 2006, we instituted additional disclosure meetings, with mandatory attendance for all corporate functions involved in the reporting process. These additional meetings are designed to enable us to identify significant transactions that may need to be reported in our reports to the SEC, including our quarterly filings.

•	In March 2006, we hired a new Chief Executive Officer with a significant level of public company experience who will support improved communication among internal departments involved in the preparation of our reports to the SEC.

•	Effective for the first quarter of 2006, documentation with respect to non-routine transactions will be routed for review and assessment to both the Corporate Controller and the Chief Financial Officer.

Inadequate Staffing for Timely Financial Closing Process

•	In 2006, we began discussing improvements to our laboratory information system. These improvements are expected to increase the automation of the financial closing process.

•	During 2006, we intend to automate the interface between the employee compensation systems and the general ledger, thereby providing our accounting staff with additional time to focus on other aspects of the financial closing process, including ensuring the proper and consistent application of US generally accepted accounting principles.

•	We are planning to assess the level of financial personnel necessary to mitigate the lack of automation in our financial close process, and intend to increase resources, if necessary, as determined by this assessment.

•	We have assigned appropriate resources to administer our stock option plan to ensure that stock-based compensation expense is recorded properly in accordance with US generally accepted accounting principles.

•	During 2006, we plan to conduct an accounting training course for all of our global accounting staff focused on our enhanced accounting policies and procedures to ensure that all financial close documentation and review requirements are proper and adequate.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weaknesses described above.

(d) Limitations on the Effectiveness of Controls. Our management, including our current Principal Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors

Our Certificate of Incorporation and By-laws provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each Annual Meeting of Stockholders to serve for a three-year term. Our Board of Directors currently consists of seven members, classified into three classes as follows: (1) Dr. Poste and Ms. Williams constitute a class with a term ending at the 2006 Annual Meeting of Stockholders; (2) Dr. Hecht, Dr. Noonan and Mr. Beery constitute a class with a term which expires at the 2007 Annual Meeting of Stockholders; and (3) Mr. Wasserman and Mr. Bologna constitute a class with a term ending at the 2008 Annual Meeting of Stockholders.

On February 23, 2006, our Board of Directors voted to nominate Dr. Poste and Ms. Williams for election at our 2006 Annual Meeting for a term of three years. On March 8, 2006, the Company entered into an employment agreement with Mr. Bologna to serve as its President and Chief Executive Officer. On March 9, 2006, the Company announced that the Board had appointed Thomas A. Bologna to serve as a Class II member of the Board of Directors with a term expiring in 2008. Dr. Kelly resigned from the Board effective April 14, 2006.

Set forth below are the names of both the persons being nominated as directors and current directors whose terms do not expire this year, their ages, their offices with the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships.

James Beery, age 64, has served as a member of our Board of Directors since April 2004. From March 2002 to the present, Mr. Beery has served as Senior Of Counsel to Covington & Burling, an international law firm based in Washington, D.C. From December 2000 until his retirement in June 2001, Mr. Beery served as Senior Vice President and General Counsel of GlaxoSmithKline PLC, a UK-based global pharmaceutical company. For the seven years from 1993 until the formation of the merged company GlaxoSmithKline in December 2000, Mr. Beery served as Senior Vice President, General Counsel and Secretary of SmithKline Beecham PLC. He is currently a director of Martek Biosciences Corporation, deCODE Genetics, Inc., and the London Centre for the International Education of Students, and is a member of the Advisory Board of the Stanford Law School Program in Law, Science and Technology.

Thomas A. Bologna, 57, has served as President and Chief Executive Officer and a Director of the Company since April 2006. From 2004 to 2005, Mr. Bologna was Chief Executive Officer, President and a director of Quorex Pharmaceuticals, Inc. a pre-clinical stage anti-infective company. Mr. Bologna was Chief Executive Officer, President, and a director of Ostex International, Inc. which developed, manufactured and marketed innovative products for the management of osteoporosis, from 1997 to 2003, and in 1999 he was also appointed chairman of the board. From 1996 to 1997, Mr. Bologna was a principal at Healthcare Venture

Associates, a consulting firm. From 1994 to 1996, Mr. Bologna was Chief Executive Officer, President and a director of Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug screening technology that developed orally active drugs to regulate gene expression, and from 1987 to 1994, Mr. Bologna was Chief Executive Officer, President and a director of Gen-Probe Incorporated, a biotechnology company commercializing genetic-probe-based technology for diagnostic and therapeutic applications, and in 1992 he was also appointed chairman of the board. Prior to Gen-Probe, Mr. Bologna held several senior level positions with Becton, Dickinson and Company and Warner-Lambert Company. At Becton, Dickinson and Company, he served as President of the Diagnostic Instrument Systems Division, President of the Johnston Laboratories Division, and Vice President and General Manager of the Hynson, Wescott & Dunning biotechnology unit. At Warner-Lambert Company, he served as a Vice President responsible for the marketing, sales and R&D functions, as well as the Asia/Pacific profit center for the Scientific Instrument Division. Mr. Bologna currently serves as a board member of Cylex, Inc., a privately-held life science company that develops, manufactures and markets in vitro diagnostic products for the assessment of immunity, and Medical Device Group, Inc., a privately-held developer of medical products. Mr. Bologna received an M.B.A. and a B.S. from New York University.

Sidney M. Hecht, Ph.D., age 61, has served as a member of our Board of Directors since 1995. He is currently the John W. Mallet Professor of Chemistry and Professor of Biology at University of Virginia and has served in each position since 1978. From 1981 to 1987, Dr. Hecht held concurrent appointments, first as Vice President, Preclinical Research and Development, and then Vice President, Chemical Research and Development at SmithKline & French Laboratories, where he was appointed a Distinguished Fellow. From 1971 to 1979, he was assistant professor and then associate professor of chemistry at the Massachusetts Institute of Technology. Dr. Hecht received his B.A. in Chemistry from the University of Rochester and his Ph.D. in Chemistry from the University of Illinois.

Kenneth D. Noonan, Ph.D., age 58, has served as a member of our Board of Directors since December 2001. He has been a partner, at London-based L.E.K. Consulting LLP since November 2001, where he focuses on the European life sciences industry. Prior to joining L.E.K., Dr. Noonan was the Senior Vice President of Corporate Development for Applera Corporation from 2000 to 2001 where he had corporate responsibility for strategy and transactions. Dr. Noonan has significant experience consulting to European life sciences companies, first as the founder and managing director of The Wilkerson Group Ltd., (a specialist life science consultancy), and subsequently as Head of Booz-Allen and Hamilton’s European pharmaceutical practice from 1995 to 2000. Prior to becoming a consultant, Dr. Noonan was the Vice President of Technology Assessment and Business Development for CooperTechnicon Corp. and prior to that he was director of research and development for BD Microbiology Systems. Dr. Noonan’s academic credentials include a Ph.D. in Biochemistry from Princeton University and a B.S. in Biology from St. Joseph’s University.

George H. Poste, DVM, Ph.D., age 61, has served as a member of our Board of Directors since March 2000 and as chairman since 2002. He currently serves as director of The Biodesign Institute at Arizona State University. He is also the Chief Executive Officer of Health Technology Networks, a consulting group specializing in the impact of genetics, computing and other advanced technologies on healthcare research and development and Internet-based systems for healthcare delivery. From 1992 to 1999, Dr. Poste was President of Research and Development, Chief Science and Technology Officer and a member of the board of directors of SmithKline Beecham PLC. Dr. Poste was a non-executive chairman of diaDexus, LLC from 1997 to 2004, the joint venture in molecular diagnostics between SmithKline Beecham and Incyte Pharmaceuticals, and a non-executive chairman of Structural GenomiX from 2000 to 2004. He serves on the board of directors of Exelixis, Monsanto Company and the Molecular Profiling Institute. Dr. Poste received his degree in veterinary medicine and his Ph.D. in virology from the University of Bristol, England. He is a Board-certified pathologist and a Fellow of the Royal Society. At the time of filing of this Annual Report on Form 10-K, Dr. Poste is functioning as our Principal Executive Officer.

Gordon Wasserman, age 67, has been a member of our Board of Directors since November 2004. He is currently chairman and Chief Executive Officer of The Gordon Wasserman Group, LLC, an independent consultant firm specializing in the management of police agencies, particularly their scientific and technological support services, and in advising private sector entities on how best to serve the public safety and law enforcement markets. From 1983 to 1995, Mr. Wasserman was Assistant Under Secretary of State for Police Science and Technology in the United Kingdom Government when his responsibilities included the Home Office Forensic Science Service. After moving to the US in 1995, he has served as special adviser to the police commissioners of the cities of New York and Philadelphia, the chiefs of police of Miami, Florida and Hartford, Connecticut, and the US Dept of Justice as well as a number of other government agencies in this country and overseas. He was also non-executive chairman of the board of directors of Ion Track Inc., a world leader in trace detection technology for explosives and narcotics, for the two years prior to its acquisition by General Electric in October 2002. Mr. Wasserman received his B.A. from McGill University and his M.A. from Oxford University where he was a Rhodes Scholar.

Nicole S. Williams, age 61, has served as a member of our Board of Directors since 2002. Ms. Williams has been the Chief Financial Officer of Abraxis BioScience Inc., a biopharmaceutical company, and President of Abraxis Pharmaceutical Products, a division of Abraxis BioScience Inc., since 2006. Ms. Williams was the Executive Vice President and Chief Financial Officer of American Pharmaceutical Partners, Inc., a specialty pharmaceutical company, from 2002 to 2006. From 1999 to 2002, Ms. Williams was founder and President of the Nicklin Capital Group, Inc., a firm that managed investments for and provided consulting to a number of technology start-ups in the Chicago area, specializing in the health care industry since 1999. From 1992 to 1999, Ms. Williams was the Executive Vice President, Chief Financial Officer and corporate secretary of R.P. Scherer Corporation in Troy, Michigan. From 1987 to 1992, Ms. Williams was with SPSS, Inc., in Chicago, Illinois. She was Executive Vice President, Worldwide Operations, Chief Financial Officer and director of SPSS, Inc. from 1990 to 1992. Prior to 1987 she held various financial positions in several manufacturing companies in Chicago. She also serves as a director of Arryx, Inc. She serves on the board of Lake Forest Graduate School of Management, and on the board of the Chicago Horticultural Society. Ms. Williams received her Demi-License es Science Politique from the University of Geneva, Switzerland, her License es Science Politique from the Graduate Institute of International Affairs, University of Geneva, Switzerland and her M.B.A. from the Graduate School of Business, University of Chicago.

Our Board of Directors has determined that the following members of the Board of Directors qualify as independent directors under the definition promulgated by The Nasdaq Stock Market: Dr. Hecht, Messrs. Beery and Wasserman and Ms. Williams.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2005, there were eight meetings of our Board of Directors, and the Audit and Compensation Committees of the Board met a total of 17 times. All directors attended at least 85% of the total number of meetings of the Board and of committees of the Board on which he or she served during fiscal 2005.

Audit Committee. Our Audit Committee met 12 times during fiscal 2005. This committee currently has three members, James Beery, Sidney M. Hecht and Nicole S. Williams (Chairperson). Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that Ms. Williams is an “audit committee financial expert,” as the SEC has defined that term in Item 401 of Regulation S-K. Please also see the report of the Audit Committee set forth elsewhere in this Annual Report on Form 10-K.

Compensation Committee. Our Compensation Committee met five times during fiscal 2005. This committee currently has two members, Sidney M. Hecht (Chairman) and Nicole S. Williams. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and conducts its decision making process with respect to that issue without the Chief Executive Officer present. All members of the Compensation Committee qualify as independent directors under the definition promulgated by The Nasdaq Stock Market. Please also see the report of the Compensation Committee set forth elsewhere in this Annual Report on Form 10-K.

Nominating Committee: The Company does not currently have a standing Nominating Committee since the Board of Directors determined that the independent members of the Board can adequately fulfill the obligations of a nominating committee without the need of incurring additional costs of committee meetings.

Compensation Committee Interlocks and Insider Participation. Our Compensation Committee has two members, Sidney M. Hecht (Chairman) and Nicole S. Williams. None of our executive officers serve as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officers. The text of the code of conduct and ethics is posted on our website at www.orchid.com and will be made available to stockholders without charge, upon request in writing to the Corporate Secretary at Orchid, 4390 US Route One, Princeton, NJ 08540. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the three fiscal years ended December 31, 2005 to (1) our Chief Executive Officer, and (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2005.

	Year	Annual Compensation									Long-Term Compensation Awards
Name and Principal Position		Salary			Bonus			Other Annual Compensation			Securities Underlying Options/ SARs (#)	All Other Compensation(2)
Paul J. Kelly, MD President and Chief Executive Officer(4)	2005 2004 2003	$ $ $	368,750 350,000 253,575	(6)	$ $ $	192,500 332,500 —	(5)	$ $ $	19,148 17,500 16,041	(3) (1) (1)	100,000 150,000 40,000	$ $ $	5,625 5,833 2,188

Raymond J. Land, Senior Vice President and Chief Financial Officer	2005		$157,244			$—			$8,021	(1)	140,000		$8,021

Jenniffer Collins, Principle Accounting Officer and Corporate Controller(7)	2005		$155,000			$19,154			$—		4,000		$2,972

(1)	Other Annual Compensation consisted of payments made into an executive deferred compensation plan for their benefit.
(2)	All Other Compensation for Dr. Kelly, Mr. Land and Ms. Collins consisted of matching contributions made under our 401(k) plan.
(3)	This amount included life insurance premium of $711 paid by the Company for a term life insurance policy that benefited Dr. Kelly’s family valued at $1,125,000, and payments made into an executive deferred compensation plan for his benefit.

(4)	On March 8, 2006, Dr. Kelly was terminated as President and Chief Executive Officer of the Company.
(5)	The bonus paid to Dr. Kelly for 2004 included a special bonus of $140,000.
(6)	Salary paid to Dr. Kelly during 2003 included $50,000 Dr. Kelly was obligated to pay in order to effect an early termination of a previously existing employment relationship upon his becoming Chief Executive Officer of the Company.
(7)	Ms. Collins served as Principal Accounting Officer of the Company from March 2, 2005 through June 5, 2005 and continues to serve as Corporate Controller.

Option Grants in Our Last Fiscal Year

The following table shows grants of stock options that we made during the fiscal year ended December 31, 2005 to each of the executive officers named in the Summary Compensation Table, above.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options/SARs Granted (#)(1)		% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Name						5%	10%
Paul J. Kelly, MD(3)	100,000		25.1%	$10.39	6/8/2006	$51,950	$103,900
Raymond J. Land	100,000		25.1%	$10.20	6/9/2015	$641,473	$1,625,617
Raymond J. Land	40,000	(4)	10.1%	$9.71	6/6/2015	$244,263	$619,010
Jenniffer Collins	640		0.2%	$10.33	4/18/2015	$4,158	$10,537

(1)	The options granted were incentive options granted under either the Company’s 1995 Stock Incentive Plan or the 2005 Amended and Restated Stock Plan, and vest on a monthly basis over a four-year period, except as indicated.
(2)	In accordance with the rules of the SEC, we show in these columns the potential realizable value over the term of the option (period from the grant date to the expiration date). We calculate this assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate, 5% and 10% compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts are based on assumed rates of appreciation and do not represent an estimate of our future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the optionholder’s continued employment with us through the option exercise period, and the date on which the option is exercised.
(3)	Values for Dr. Kelly’s option grant made on June 8, 2005 have been calculated on the basis that Dr. Kelly’s ability to exercise any vested options will expire 90 days after his termination date, or June 8, 2006.
(4)	These options were fully vested on the date of grant.

Fiscal Year-End Option Values

The following table shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2005. The value of the unexercised in-the-money options at fiscal year end is based on a value of $7.60 per share, the closing price of our stock on the Nasdaq National Market System on December 30, 2005, less the per share exercise price of such options.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of the Unexercised In-The-Money Options at Fiscal Year-End
	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul J. Kelly, MD	95,625	194,375	$121,325	$113,000
Raymond J. Land	52,500	87,500	$—	$—
Jenniffer Collins	2,307	3,333	$—	$—

Corporate 401(k) Plan

We sponsor a 401(k) plan covering employees who meet certain defined requirements. Under the terms of our 401(k) plan, participants may elect to make contributions on a pre-tax and after-tax basis, subject to certain limitations under the Internal Revenue Code and we may match a percentage of employee contributions, on a discretionary basis, as determined by our Board of Directors. We currently match 50% of the first 4% of employee contributions. We may make other discretionary contributions to the 401(k) plan pursuant to a determination by our Board of Directors.

Executive Deferred Compensation Plan

We have established an executive deferred compensation plan, which became effective on February 3, 1999. It was established primarily for the purpose of providing deferred compensation for our executive officers, directors and highly compensated employees. Participants in the plan are permitted to defer receipt of, and income taxation on, up to 50% of their regular base salary and all or any portion of any bonus until they terminate their employment with us.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2006 for (a) the executive officers named in the Summary Compensation Table below, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within the 60-day period following March 31, 2006 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. The number of shares of common stock issued and the number of shares of common stock outstanding as of March 31, 2006 was 24,527,409 and 24,364,150, respectively.

	Shares Beneficially Owned
Name and Address	Number(1)	Percent
Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	3,067,800	12.6%
Ziff Asset Management, LP 153 East 53rd Street, 43rd Floor New York, NY 10022(2)	2,356,900	9.7%
Barclays Global Investors NA 45 Fremont Street San Francisco, CA 94105	1,558,672	6.4%
James Beery(3)	13,011	*
Thomas A. Bologna(3)	12,500	*
Gordon J. Brown(4)	12,833	*
Sidney M. Hecht, Ph.D.(5)	32,373	*
Raymond J. Land(6)	64,417	*
Kenneth D. Noonan, Ph.D.(3)	15,189	*
George H. Poste, DVM, Ph.D.(3)	72,630	*
Gordon Wasserman(3)	8,006	*
Nicole S. Williams(3)	18,177	*
All current directors and executive officers as a group (nine persons)(7)	249,136	1.0%

Former officers
Paul J. Kelly, MD(8)	109,692	*
Jenniffer Collins(9)	2,895	*

*	Represents beneficial ownership of less than 1% of the common stock outstanding.
(1)	Attached to each share of common stock is a preferred share purchase right to acquire one one-hundredth of a share of our series A junior participating preferred stock, par value $0.001 per share, which preferred share purchase rights are not presently exercisable.
(2)	Shares registered in the name of Ziff Asset Management, LP are beneficially owned by PBK Holdings, Inc., the general partner of Ziff Asset Management, LP, and Philip B. Korsant, the sole shareholder of PBK Holdings, Inc., all three of which share dispositive voting power for the shares.
(3)	Represents shares of common stock subject to options exercisable within the 60-day period following March 31, 2006.

(4)	Includes 8,333 shares of common stock subject to options exercisable within the 60-day period following March 31, 2006.
(5)	Includes 28,103 shares of common stock subject to options exercisable within the 60-day period following March 31, 2006.
(6)	Includes 62,917 shares of common stock subject to options exercisable within the 60-day period following March 31, 2006.
(7)	Includes 238,866 shares of common stock subject to options exercisable within the 60-day period following March 31, 2006.
(8)	On March 8, 2006, Dr. Kelly was terminated as President and Chief Executive Officer of the Company, and resigned from the Board of Directors effective April 14, 2006. This amount includes 107,292 shares of common stock subject to options exercisable within the 60-day period following March 31, 2006.
(9)	Jenniffer Collins served as Principal Accounting Officer of the Company from March 2, 2005 through June 5, 2005 and continues to serve as Corporate Controller. This amount represents shares of common stock subject to options exercisable within the 60-day period following March 31, 2006.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2005.

Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1995 Stock Incentive Plan	476,456	$12.91	—
2005 Amended and Restated Stock Plan	757,498	11.99	909,129

Equity compensation plans not approved by security holders:	N/A	N/A	N/A

Total	1,233,954	$12.35	909,129

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

Our Board of Directors reviews and approves in advance all related party transactions. On December 23, 2005, the Company entered into a consulting agreement with L.E.K. Consulting LLP, of which Kenneth Noonan, Ph.D., a Director of the Company, is a partner. Under the terms of the agreement, the Company will pay L.E.K. fees of $275,000 in connection with their services, which were completed early in 2006. Other than as described herein, since January 2005, there has not been nor is there currently proposed, any other transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On March 8, 2006, we entered into an employment agreement with Mr. Thomas A. Bologna, pursuant to which Mr. Bologna serves as the Company’s President and Chief Executive Officer and a member of the Board of Directors. Pursuant to this employment agreement, Mr. Bologna receives a base salary of $520,000, and he has a bonus target each year of 50% of his base salary, which will be prorated for 2006. In addition, Mr. Bologna has received a sign-on bonus of $100,000. We also contribute an amount equal to 5% of Mr. Bologna’s annual base salary to a non-qualified retirement plan for the sole benefit of Mr. Bologna and provide Mr. Bologna with life insurance having a face value of $2,000,000. Additionally, under the employment agreement, Mr. Bologna received an option to purchase 600,000 shares of our common stock with an exercise price of $4.53, which will vest monthly in equal tranches over 48 months. Within six months of his commencement date, the Company and Mr. Bologna will agree upon written performance goals. The Company will grant and deliver to Mr. Bologna 100,000 shares of our common stock, which will be delivered at no cost to Mr. Bologna, on the first business day after achievement of these goals that falls within an open trading window in which the Company’s executives are permitted to trade our common stock. Mr. Bologna must also purchase in the open market within six months after his commencement date $10,000 worth of our common stock.

Mr. Bologna has agreed to use his good faith efforts to relocate to a principal residence within daily commuting distance of our Princeton, New Jersey headquarters no later than during the 2007 calendar year, for which we have agreed to reimburse him certain relocation expenses. Additionally, if Mr. Bologna has not sold his current home in California as of the time he purchases a new home in the Princeton, New Jersey area, we will reimburse him for certain expenses related to the maintenance of his California home for six months from the date his purchase of a new home in the Princeton, New Jersey area. We have also agreed to reimburse Mr. Bologna for certain of his legal expenses related to the negotiation of the employment agreement and related equity arrangements, and his travel expenses relating to meetings with our Board of Directors.

In the event of a change of control, all stock options held by Mr. Bologna which have not previously vested shall immediately and fully vest and shall remain exerciseable for their full term, and all of Mr. Bologna’s stock grants shall be made (if not previously made) and the shares obtained thereby shall be delivered to Mr. Bologna. If Mr. Bologna’s employment is terminated by us without cause or by Mr. Bologna for good reason, then immediately upon the date of Mr. Bologna’s termination, (A) to the extent that any of Mr. Bologna’s stock options have not vested in full, an additional number of Mr. Bologna’s stock options will vest such that Mr. Bologna will be vested in such number of stock options calculated as if Mr. Bologna remained employed by the Company for an additional 24 months following the date of termination of Mr. Bolgona’s employment, and the vested options shall remain exercisable for their full term; and (B) to the extent that the 100,000 shares of performance based stock described above have not been granted, we will grant 50% of the stock (50,000 shares) to Mr. Bologna. If Mr. Bologna’s employment is terminated as a result of his death or disability, then immediately upon the date of Mr. Bologna’s termination, all stock options held by Mr. Bologna shall immediately and fully vest and shall remain exercisable for their full term and all of Mr. Bologna’s stock grants shall be made (if said grants have not previously been made) and the shares obtained thereby shall promptly be delivered to Mr. Bologna.

If Mr. Bologna’s employment under his employment agreement is terminated by us for cause or by Mr. Bologna in the absence of a good reason, or the term of the employment agreement expires, we will pay to Mr. Bologna his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses. If Mr. Bologna’s employment under the employment agreement is terminated either by us without cause or by Mr. Bologna for good reason, or because of Mr. Bologna’s death or disability, then (i) we will pay to Mr. Bologna his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses; (ii) we will pay Mr. Bologna a lump sum payment equal to (A) an amount equal to two times his most recent base salary plus (B) an amount equal to two times the average of the last four annual bonuses paid to him, or two times the amount of the largest bonus paid to him within the last three years, whichever is greater; (iii) we will pay Mr. Bologna an amount equal to his annual bonus target prorated by the number of days worked by him in the last calendar year of his employment; and (iv) in certain circumstances we will continue to provide medical and dental insurance coverage for him and his family until the later of (A) thirty-six months following the effective date of the termination of his employment or (B) the date which would have been the end of the current term of the employment agreement but for the earlier termination thereof.

On May 16, 2003, we entered into an at-will employment agreement with Dr. Paul Kelly to be Chief Executive Officer of the Company. Under this agreement, as amended, Dr. Kelly’s base salary was $375,000 and he was eligible to receive a target bonus of at least 50% of his annualized base salary commencing with his 2004 bonus payment. We also contributed an amount equal to 5% of Dr. Kelly’s base salary to a non-qualified retirement plan for the sole benefit of Dr. Kelly, and provided Dr. Kelly life insurance equal to three times his annual base salary. On March 8, 2006, the Company terminated Dr. Kelly as President and Chief Executive Officer.

On April 24, 2006, we entered into a separation agreement with Dr. Kelly which terminated his at-will employment agreement dated May 16, 2003. Under the separation agreement, the Company will pay Dr. Kelly $31,250 per month for the period of six months from or after the effective date of the separation agreement, totaling $187,500. In addition, under the separation agreement, Dr. Kelly is entitled to elect to receive continuation health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) after March 8, 2006. The Company will pay the premiums for the COBRA continuation of health coverage (less Dr. Kelly’s usual co-pay) for a period of up to six months. Under the separation agreement, all unvested stock options granted to Dr. Kelly terminated on March 8, 2006. Dr. Kelly will, however, have ninety days from March 8, 2006 to exercise any stock options that were granted to him and which vested on or before March 8, 2006. The separation agreement prohibits Dr. Kelly, for a period of one year after March 8, 2006, from (a) soliciting, luring or hiring away, or attempting to solicit, lure or hire away any employees of the Company and (b) soliciting any customers or clients of the Company for a purpose that is competitive in any way with the business of the Company. In addition, under the separation agreement, both the Company and Dr. Kelly respectively waived rights to assert certain legal claims against the other.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

The firm of KPMG LLP, independent registered public accounting firm, has audited our accounts since our inception. Our Audit Committee has appointed KPMG LLP to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2006. Representatives of KPMG LLP are expected to attend the Annual Meeting and will be available to respond to appropriate questions, and will have the opportunity to make a statement if they desire.

Audit and Non-Audit Fees

Audit Fees

Fees incurred by us for professional services rendered by KPMG LLP for the audit of the annual consolidated financial statements included in our Annual Report on Form 10-K, for the reviews of the consolidated financial statements included in our Forms 10-Q and for the audit of internal control over financial reporting required under the Sarbanes-Oxley Act of 2002 were $1,214,000 for 2004 and $1,480,000 for 2005.

Audit-Related Fees

We paid no audit-related fees to KPMG LLP for 2004 and 2005.

Tax Fees

Fees paid to KPMG LLP associated with tax compliance and tax consultation were $141,600 in 2004 and $125,500 in 2005.

All Other Fees

We paid no other fees to KPMG LLP for 2004 and 2005.

The Audit Committee’s policy is to approve all audit and non-audit services provided by our independent registered public accounting firm prior to the commencement of the services using a combination of pre-approvals for certain engagements up to predetermined dollar thresholds in accordance with the pre-approval policy and specific approvals for certain engagements on a case-by-case basis. The Audit Committee has delegated authority to the committee chair to pre-approve between committee meetings services that have not already been pre-approved by the committee. The chair is required to report any such pre-approval decisions to the full committee at its next scheduled meeting. In the event the stockholders do not ratify the appointment of KPMG LLP as our independent registered public accounting firm at the 2006 Annual Meeting of Stockholders, the Audit Committee will reconsider its appointment.

The affirmative vote of a majority of the shares cast at the Annual Meeting of Stockholders is required to ratify the appointment of the independent registered public accounting firm.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page 45 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K

Exhibit Number		Description

3.1	(3)	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)

3.2	(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)

3.3	(3)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 14, 2002 (filed as Exhibit 3.3)

3.4	(14)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated March 30, 2004 (filed as Exhibit 4.10)

3.5	(14)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 14, 2005 (filed as Exhibit 4.11)

3.6	(2)	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.3)

3.7	(4)	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)

3.8	(5)	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4)

4.1	(6)	Specimen certificate for share of common stock (filed as Exhibit 4.1)

4.2	(13)	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1)

4.3	(4)	First Amendment to Rights Agreement by an between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)

4.4	(4)	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1)

4.5	(7)	Form of Warrant dated February 27, 2004 between Registrant and investors (filed as Exhibit 4.1)

10.1	(1)††	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

10.2	(1)††	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

10.3	(12)††	The Amended and Restated 2005 Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 99.1)

10.4	(1)††	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)

10.5	(8)††	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)

Exhibit Number	Description

10.6(8)††	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)

10.7(8)††	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)

10.8(4)	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1)

10.9(4)	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2)

10.10(7)	Form of Securities Purchase Agreement dated February 26, 2004 between the Registrant and investors (filed as Exhibit 4.2)

10.11(15)†	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs (filed as Exhibit 10.22)

10.12(15)†	Agreement dated July 15, 2002 between the Registrant and Forensic Alliance Limited (filed as Exhibit 10.23)

10.13(15)††	Employment Agreement, as amended, dated May 16, 2003 between the Registrant and Paul J. Kelly (filed as Exhibit 10.24)

10.14(15)†	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology (filed as Exhibit 10.25)

10.15(15)†	Exclusive Patent License Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.26)

10.16(15)†	Settlement Agreement dated August 6, 2002 between the Registrant and Saint Louis University (filed as Exhibit 10.27)

10.17(15)†	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.28)

10.18(9)††	Action by Compensation Committee of the Registrant on July 13, 2004 with respect to bonus of Paul J. Kelly (filed as Exhibit 10.35)

10.19(9)††	Director Compensation Policy, effective January 1, 2004 (filed as Exhibit 10.36)

10.20(10)††	Employment Agreement dated April 25, 2005 between the Registrant and Raymond J. Land (filed as Exhibit 10.1)

10.21(11)	NWI Lease Agreement between the Registrant and NWI Warehouse Group L.P. dated February 15, 1996 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.1)

10.22(11)	Lease Agreement Amendment No. 1 between the Registrant and Duke-Weeks Realty L.P. dated January 23, 2001 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.2)

10.23(11)	Lease Agreement Amendment No. 2 between the Registrant and Duke Realty Limited Partnership dated August 8, 2005 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.3)

10.24(11)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective October 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.4)

10.25(11)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective December 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.5)

10.26(16)††	Employment Agreement dated March 8, 2006 between the Registrant and Thomas A. Bologna (filed as Exhibit 99.1)

Exhibit Number	Description
10.27	Letter Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated January 18, 2005

10.28	Amendment No. 1 to Lease Agreement by and between Bellemead Development Corporation and the Registrant, dated November 1, 2005

10.29††	Employment Agreement dated December 21, 2005 between the Registrant and Gordon J. Brown

10.30†	Letter Agreement and Product Loan Agreement between the Registrant and Applied Biosystems, dated January 5, 2006

10.31(17)††	Severance Agreement dated April 24, 2006 between the Registrant and Paul J. Kelly (filed as Exhibit 99.1)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Act.
††	Management or compensatory plan.
(1)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-1, File No. 333-30774.
(2)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(3)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(4)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K for the March 31, 2003 event.
(5)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(6)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(7)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K filed on March 8, 2004.
(8)	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant’s Registration Statement on Form S-8, File No. 333-76744 filed on January 15, 2002.
(9)	Previously filed with the Commission as Exhibit to, and incorporated by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
(11)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(12)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on June 14, 2005.
(13)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Report of Form 8-A12G filed with the Commission on August 3, 2001.

(14)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 29, 2005.
(15)	Previously filed with the Commission as Exhibit to, and incorporated by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2006.
(17)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ORCHID CELLMARK INC.

Date: May 23, 2006	By:	/s/ GEORGE H. POSTE, DVM, PH.D.
George H. Poste Chairman of the Board and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/S/ GEORGE H. POSTE, DVM, PH.D. George H. Poste	Chairman of the Board (Principal Executive Officer)	May 23, 2006

By:	/s/ RAYMOND J. LAND Raymond J. Land	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 23, 2006

By:	/s/ JAMES BEERY James Beery	Director	May 23, 2006

By:	/s/ SIDNEY M. HECHT, PH.D. Sidney M. Hecht, PhD	Director	May 23, 2006

By:	/s/ KENNETH D. NOONAN, PH.D. Kenneth D. Noonan, PhD	Director	May 23, 2006

By:	/s/ GORDON WASSERMAN Gordon Wasserman	Director	May 23, 2006

By:	/s/ NICOLE S. WILLIAMS Nicole S. Williams	Director	May 23, 2006

By:	/s/ THOMAS A. BOLOGNA Thomas A. Bologna	Director	May 23, 2006

Schedule II

ORCHID CELLMARK INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004 and 2003

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (net)	Deductions (1)	Balance at end of period
2005
Allowance for doubtful accounts	$1,222	$315	$—	$31	$1,506

2004
Allowance for doubtful accounts	$1,136	$226	$—	$140	$1,222

2003:
Allowance for doubtful accounts	$1,220	$429	$—	$478	$1,136

(1)	Deductions primarily consist of accounts receivable write-offs.