Form 10-Q
period 2006-03-31
ORCHID CELLMARK INC
filed 2006-06-22
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of June 20, 2006, the registrant had 24,375,143 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$19,826	$23,198
Restricted cash	—	566
Accounts receivable, net	10,337	10,693
Inventory	830	1,054
Prepaids and other current assets	1,232	1,904

Total current assets	32,225	37,415
Fixed assets, net	8,433	9,096
Goodwill	2,188	2,177
Other intangibles, net	10,935	11,358
Restricted cash	975	1,170
Other assets	457	453

Total assets	$55,213	$61,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,302	$3,466
Accrued expenses and other current liabilities	8,900	9,077
Income tax payable	863	1,212
Deferred revenue	1,078	825

Total current liabilities	14,143	14,580

Accrued restructuring, less current portion	242	329
Other liabilities	1,229	1,283

Total liabilities	15,614	16,192
Commitments and contingencies Stockholders’ equity:
Preferred stock; $.001 per share par value; authorized 5,000,000 shares; designated 1,680 Series A redeemable convertible shares and 1,000,000 Series A junior participating shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 150,000,000 shares; issued 24,497,000 and 24,495,000 at March 31, 2006 and December 31, 2005, respectively; outstanding 24,334,000 and 24,332,000 at March 31, 2006 and December 31, 2005, respectively	24	24
Additional paid-in capital	351,811	351,553
Accumulated other comprehensive income	1,703	1,240
Treasury stock at cost, 163,259 common shares at March 31, 2006 and December 31, 2005	(1,587)	(1,587)
Accumulated deficit	(312,352)	(305,753)

Total stockholders’ equity	39,599	45,477

Total liabilities and stockholders’ equity	$55,213	$61,669

See accompanying notes to consolidated financial statements.

OR CHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended March 31, 2006 and 2005

(In thousands, except per share data)

(Unaudited)

	2006	2005
Revenues:
Service revenues	$12,483	$14,489
Other revenues	112	176

Total revenues	12,595	14,665

Operating expenses:
Cost of service revenues	10,204	9,024
Research and development	278	397
Marketing and sales	2,215	1,778
General and administrative	5,815	4,639
Restructuring	54	119
Amortization of intangible assets	439	431

Total operating expenses	19,005	16,388

Operating loss	(6,410)	(1,723)
Other income (expense):
Interest income	173	96
Interest expense	—	(8)
Other income (expense)	(191)	2

Total other income (expense), net	(18)	90

Loss before income taxes	(6,428)	(1,633)
Income tax expense	171	19

Net loss	$(6,599)	$(1,652)

Basic and diluted loss net loss per share	$(0.27)	$(0.07)

Shares used in computing basic and diluted net loss per share	24,332	24,040

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(6,599)	$(1,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	254	104
(Gain) loss on sale of assets	10	(14)
Impairment charge on available-for-sale securities	259	—
Depreciation and amortization	1,311	1,377
Bad debt expense	32	61
Changes in assets and liabilities:
Accounts receivable	324	1,576
Inventory	224	124
Prepaids and other current assets	672	352
Other assets	(3)	(4)
Accounts payable	(164)	(188)
Accrued expenses, including restructuring	(264)	(1,041)
Income tax payable	(349)	(352)
Deferred revenue	253	64
Other liabilities	(54)	—

Net cash provided by (used in) operating activities	(4,094)	407

Cash flows from investing activities:
Capital expenditures	(173)	(568)
Decrease in restricted cash	761	—
Proceeds from the sale of assets	—	14
Maturities of short-term investments	—	12,375

Net cash provided by investing activities	588	11,821

Cash flows from financing activities:
Net proceeds from issuance of common stock	4	40
Repayment of debt from line of credit	—	(140)

Net cash provided by (used in) financing activities	4	(100)

Effect of foreign currency translation on cash and cash equivalents	130	(183)

Net increase (decrease) in cash and cash equivalents	(3,372)	11,945
Cash and cash equivalents at beginning of period	23,198	12,112

Cash and cash equivalents at end of period	$19,826	$24,057

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Three months ended March 31, 2006

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2006	24,495	$24	$351,553	$1,240	$(1,587)	$(305,753)	$45,477
Net loss	—	—	—	—	—	(6,599)	(6,599)
Foreign currency translation adjustment	—	—	—	203	—	—	203
Unrealized gain on available-for-sale securities	—	—	—	1	—	—	1
Reclassification adjustment for impairment charge on available-for-sale securities included in net loss	—	—	—	259	—	—	259

Comprehensive loss							(6,136)

Issuance of common stock from exercise of stock options	2	—	4	—	—	—	4
Stock-based compensation expense	—	—	254	—	—	—	254

Balance at March 31, 2006	24,497	$24	$351,811	$1,703	$(1,587)	$(312,352)	$39,599

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Orchid Cellmark Inc. (previously known as Orchid Biosciences, Inc.) and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (SEC).

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2005, there have been no material changes to the Company’s critical accounting policies, with the exception of stock-based compensation (see Note 2).

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Stock-based Compensation

During 1995, the Company established the 1995 Stock Incentive Plan (the 1995 Plan), which provided for the granting of restricted common stock or incentive and nonqualified stock options to directors, employees and consultants. An aggregate of 700,000 shares of the Company’s common stock was authorized to be issued under the 1995 Plan, which expired by its terms on November 28, 2005.

During 2000, the Board of Directors and stockholders of the Company approved the 2000 Employee, Director, and Consultant Stock Incentive Plan (the 2000 Plan) for the issuance of common stock, incentive stock options and nonqualified stock options to employees, directors and consultants. The Company was authorized to issue options for up to 900,000 shares of the Company’s common stock under the 2000 Plan. On June 8, 2005, at the Company’s Annual Meeting of Stockholders, the stockholders approved the Orchid BioSciences, Inc. Amended and Restated 2005 Stock Plan (the 2005 Plan). The 2005 Plan amended and restated in its entirety the 2000 Plan. The 2005 Plan authorizes the grant of up to approximately 1,700,000 shares plus the number of additional shares as described in the 2005 Plan, for the issuance of incentive stock options, nonqualified stock options, stock grants and other stock-based awards to employees, directors and consultants of the Company. The 2005 Plan also specifies other terms such as eligibility and annual limits. The 1995 Plan and the 2005 Plan provide that in the event of a change in control in the beneficial ownership of the Company, as defined therein, all options may at the discretion of the compensation committee of the Company’s Board of Directors become fully vested and exercisable immediately prior to the change in control.

Stock options granted under the 2005 Plan are not granted at a price less than the fair market value of the Company’s common stock at the date of grant. Stock options granted to employees in general vest over four years in equal monthly installments and have a maximum term of ten years. Stock options granted to the Company’s Board of Directors in general vest over three years in equal monthly installments and have a maximum term of ten years. The Company issues new shares of its common stock upon exercise of stock options.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not become vested. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation and, consequently, the related amount recognized in the consolidated statement of operations.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following assumptions were used in valuing the options granted during the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Risk-free interest rate	4.60%	3.74%
Volatility	85%	85%
Expected option life	6 years	5 years
Expected dividend yield	0%	0%

The risk-free interest rate assumption is based upon the US Treasury yields in effect at the time of grant for periods closest to the expected term of the option. The Company’s stock options are considered “plain vanilla” options under the guidance of SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and as such the Company has elected the use of the “simplified” method, whereby the Company has assumed that all options will be exercised midway between the vesting date and the contractual term of the option to determine the expected term of the option. The expected volatility assumption is based on the daily historical volatility of the Company’s stock price, over the expected life of the option. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero.

Prior to January 1, 2006, the Company applied the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with the provisions of SFAS 123, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock-based compensation plans and, accordingly, compensation cost was recorded on the date of issuance or grant as the excess of the market price of the underlying stock over the purchase or exercise price. Any deferred compensation cost was amortized over the respective vesting periods of the equity instruments, if any.

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company has applied the modified prospective method of adoption, under which prior periods are not restated for comparative purposes. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the three months ended March 31, 2006 includes the expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and the expense for all share-based payments granted during the three months ended March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation is classified within cost of service revenues, research and development, marketing and sales and general and administrative expense in the consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The Company has elected not to adopt the short-cut method to calculate the beginning balance of the hypothetical additional paid-in-capital (APIC) pool of the excess tax benefits upon the Company’s adoption of SFAS 123(R). Utilizing the long-haul method, the Company has determined that it has no hypothetical APIC pool that can be utilized to offset future shortfalls that may be incurred.

The Company’s option grants include options which qualify as incentive stock options (ISO) for income tax purposes. The treatment of the potential tax deduction, if any, related to ISOs may cause variability in the Company’s effective tax rate in future periods. In the period the compensation cost related to ISOs is recorded, a corresponding tax benefit is not recorded as it is assumed that the Company will not receive a tax deduction upon the exercise of such ISOs. The Company may be eligible for tax deductions in subsequent periods to the extent that there is a disqualifying disposition of the common stock underlying the ISO. In such cases, the Company would record a tax benefit through the consolidated statement of operations in an amount not to exceed the corresponding cumulative compensation cost recorded in the financial statements for the particular options multiplied by the statutory tax rate. Any incremental tax benefit received by the Company in excess of the tax benefit recorded in the statement of operations would be recorded directly to APIC when realized.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net loss for the three months ended March 31, 2006 includes $0.3 million of compensation costs related to stock-based compensation arrangements. The Company did not capitalize any of the compensation costs for the three months ended March 31, 2006 in fixed assets, inventory or other assets. The Company has not benefited from a tax deduction for stock option exercises due to net losses for the periods during which the options were exercised.

Had the Company determined compensation cost for options under SFAS 123 for the first quarter of 2005 for its stock options, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated (in thousands, except per share data):

Three months ended March 31, 2005
Net loss:
As reported	$(1,652)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(274)

Pro forma under SFAS 123	$(1,926)

Basic and diluted net loss per share:
As reported	$(0.07)
Pro forma under SFAS 123	(0.08)

A summary of activity for the three months ended March 31, 2006 and as of March 31, 2006 under the Plans is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at December 31, 2005	1,233,954	$12.35
Granted	134,200	6.19
Exercised	(2,091)	2.14
Cancelled	(277,855)	9.25

Options outstanding at March 31, 2006	1,088,208	$12.40	7.68	$349,000

Options exercisable at March 31, 2006	681,101	$14.65	6.82	$346,000

Additional information about the Company’s share-based payments is as follows (in thousands, except per share data):

	Three months ended March 31
	2006	2005
Total intrinsic value of options exercised	$10	$133
Net cash proceeds from the exercise of stock options	4	40
Weighted average grant date fair value per share of options granted	4.58	8.21

As of March 31, 2006 there was approximately $2.5 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 2.86 years.

(3) Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options and warrants that have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are equal.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Inventory

Inventory is comprised of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$607	$511
Work in progress	218	523
Finished goods	5	20

	$830	$1,054

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(5) Goodwill and Other Intangible Assets

The following table sets forth the Company’s other intangible assets at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006			December 31, 2005
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Base technology	$6,059	$(3,199)	$2,860	$6,054	$(3,070)	$2,984
Customer list	5,209	(2,857)	2,352	5,197	(2,734)	2,463
Trademark/tradename	4,332	(1,831)	2,501	4,323	(1,738)	2,585
Patents and know-how	4,905	(1,683)	3,222	4,904	(1,578)	3,326

Totals	$20,505	$(9,570)	$10,935	$20,478	$(9,120)	$11,358

(1)	Cost reflects the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to approximately $0.4 million as of March 31, 2006 and December 31, 2005.

The following table sets forth the activity during the three months ended March 31, 2006 as it relates to goodwill (in thousands):

Balance as of December 31, 2005	$2,177
Other (due to the effect of foreign currency translation)	11

Balance as of March 31, 2006	$2,188

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Employee compensation	$2,160	$1,930
Current portion of patent obligations	150	150
Royalties on licensed technology	47	362
Restructuring	445	542
Professional fees	2,950	2,055
VAT and other taxes	2,260	2,665
Current portion of guarantee obligation	283	283
Other	605	1,090

	$8,900	$9,077

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7) Fixed Assets

Fixed assets are comprised of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Laboratory equipment	$16,015	$16,013
Computers and software	4,935	4,893
Furniture and fixtures	1,551	1,083
Leasehold improvements	4,447	4,759

	26,948	26,748
Less accumulated depreciation	(18,515)	(17,652)

	$8,433	$9,096

Depreciation expense for the Company’s fixed assets for each of the three months ended March 31, 2006 and 2005 was $0.9 million.

(8) Restructuring

During the three months ended March 31, 2006, the Company recognized $0.1 million in restructuring charges for facility obligation costs for the Company’s Germantown, Maryland and old Dallas, Texas facilities. During the three months ended March 31, 2005, the Company recognized $0.1 million in restructuring charges for employee severance costs related to the closure of the Germantown facility.

As of March 31, 2006 and December 31, 2005, the Company had $0.7 million and $0.9 million, respectively, in restructuring accruals outstanding that are related to facility obligations, of which approximately $0.2 million and $0.3 million, respectively, were classified as a long-term liability. The most significant remaining liability relates to facility obligations.

A summary of the restructuring activity is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2005	$27	$844	$871
Additional reserve recorded in the three months ended March 31, 2006	—	54	54
Cash payments in the three months ended March 31, 2006	(27)	(211)	(238)

Restructuring liability as of March 31, 2006	$—	$687	$687

(9) Guarantee of Tepnel lease

In connection with the sale of assets and liabilities of the Company’s Diagnostics business to Tepnel Life Sciences, PLC (Tepnel), the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company reflected the fair value of the guarantee of $1.6 million at the time of the sale of the Diagnostics business as a reduction to the net realizable value of these assets and liabilities. The fair value of the guarantee is $1.4 million as of March 31, 2006 and December 31, 2005, of which approximately $1.1 million is included in other long-term liabilities in the consolidated balance sheet. The Company included approximately $50,000 of income in other income (expense) for the three months ended March 31, 2006, which represents the change in the fair value of the outstanding liability. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to subleasing the space and the expected rental income from the sublease of the space. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease totaled approximately $2.3 million as of March 31, 2006.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(10) Accumulated Other Comprehensive Income

The accumulated balances for each classification of items within accumulated other comprehensive income are as follows (in thousands):

	Foreign currency translation	Unrealized gains (losses) on securities	Accumulated other comprehensive income
Balance at January 1, 2006	$1,500	$(260)	$1,240
Foreign currency translation adjustment	203	—	203
Unrealized holding gain on available-for-sale securities	—	1	1
Reclassification adjustment for impairment charge on available-for-sale securities included in net loss (1)	—	259	259

Balance at March 31, 2006	$1,703	$—	$1,703

(1)	The Company has performed an evaluation to determine whether its investment in certain available-for-sale securities is other-than-temporarily impaired, based upon the Company’s ability and intent to hold for a reasonable period of time sufficient for a forecasted recovery of fair value as of March 31, 2006. As a result of this evaluation and the absence of sufficient evidence to support a recovery of fair value within a reasonable period of time, the Company considered the investment in the available-for-sale securities to be other-than-temporarily impaired and has recorded an impairment loss of approximately $0.3 million related to these securities for the three months ended March 31, 2006. This impairment loss is included in other income (expense) in the consolidated statement of operations.

(11) Subsequent Event

On February 27, 2004, the Company issued approximately 3,158,000 shares of its common stock and four-year warrants to purchase an additional approximately 632,000 shares of the Company’s common stock in a private placement to 33 investors. The per share purchase price for the shares of common stock was $9.60 and the warrants have a per share exercise price of $13.20. Pursuant to the terms of the securities purchase agreement for the financing, the Company registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3, which was initially declared effective by the SEC on May 28, 2004. Pursuant to the terms of the securities purchase agreement, the Company must use its best efforts to keep the registration statement continuously effective for a period of five years or until all shares registered thereon have been sold. In addition, the securities purchase agreement provides that the Company may be obligated to pay penalties to the investors if the investors are not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement for five or more trading days, whether or not consecutive. As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2005 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, the investors are no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. This penalty is payable as of April 7, 2006 and on each monthly anniversary thereof while such shares of common stock are not permitted to be sold under an effective registration statement. The penalty will total 1% of the aggregate purchase price of the shares of common stock issued on February 27, 2004 that remain unsold by the investors as of April 7, 2006 for the first month and 2% for each additional month thereafter. The Company has not yet determined the number of shares of common stock, if any, that remain unsold by the investors as of April 7, 2006, and its obligation with respect to the penalty payment, if any. However, if all such shares of common stock have not been sold by the investors, the maximum penalty payment that the Company may be obligated to pay is $0.3 million for the first month and $0.6 million for each additional month thereafter. To fulfill its obligations under the securities purchase agreement, the Company intends to file a post-effective amendment to the registration statement to convert it from a registration statement on Form S-3 to a registration statement on Form S-1 as soon as possible, to enable the investors to sell their shares of common stock issued in the financing and upon exercise of the warrants under an effective registration statement.

(12) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of its former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering (IPO), the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. The Company believes that the allegations are without merit and has, and intends to continue to, vigorously defend itself against plaintiffs’ claims. In this regard, on or about July 15, 2002, the Company filed a motion to dismiss all of the claims against it and its former officers. On October 9, 2002, the court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court. On April 24, 2006, the court held a fairness hearing but did not rule on the motion for final approval of the settlement.

The Company is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount. At this time, the parties await the outcome of a hearing held on July 5, 6 and 7, 2005, which is expected to determine the interpretation of the claims in the subject patents. A ruling is expected in the fall of 2006.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity. We focus our business on DNA testing for human identity as well as for animal and agricultural applications. In the human identity area, we provide DNA testing services for forensic, family relationship and security applications. Forensic DNA testing is primarily used to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with crimes, confirm that a suspect committed a particular crime or to exonerate an innocent person. Family relationship DNA testing is used to establish whether two or more people are genetically related. Recently, DNA testing has been used by individuals and employers in security applications by seeking to establish a person’s genetic identity and store it for identification purposes in the event of an emergency or accident. In the animal and agriculture field, we provide DNA testing services for food safety and selective trait breeding. Our services are used extensively in each of these applications, and we expect their uses to increase as these markets continue to grow and new commercial applications evolve. We have operations in the United States, or US, and in the United Kingdom, or UK. We market our services in many countries primarily in North America and Europe; however, the majority of our current customers are based in the US and in the UK.

Our revenues are predominately generated from services provided to our customers that relate to the completion of DNA testing. Our costs and expenses consist of costs of service revenues, research and development expenses, marketing and sales expenses, general and administrative expenses and other income and expense. Costs of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples and facility expenses. Research and development expenses consist primarily of salaries and related costs, fees paid to consultants and outside service providers for development, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Marketing and sales expenses consist of salaries and benefits for salespeople within our Company and all related costs of selling and marketing our products and services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other corporate expenses.

Our operating results declined for the three months ended March 31, 2006, as compared to the same period in 2005. Overall, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, total revenues decreased 14% and gross margin decreased to 19% from approximately 38% in the prior year. The decline in revenue and gross margin was a result of the following factors during the three months ended March 31, 2006 as compared to 2005: declines in pricing for our US forensic casework testing services, our US government paternity testing services and our UK Police and Criminal Evidence Act, or PACE, database testing services; lower testing volumes in our US forensic casework testing services, our UK speculative, or non-violent, crime testing services and our UK agricultural testing services; and increased average cost per sample for our testing services involving DNA profile uploads into the Federal Bureau of Investigation’s Combined DNA Index System, or CODIS, and certain similar state databases. The decline in revenue and gross margin was partly offset by increased volumes for US private paternity testing services, UK contracted government paternity testing services and US CODIS and certain similar state databases testing services. Our operating expenses other than cost of service revenues for the three months ended March 31, 2006 increased by 20% as compared to the same period in 2005, primarily as a result of increased marketing and sales and general and administrative expenses. Marketing and sales expenses increased primarily due to increased radio advertising expense and field sales personnel headcount, and general and administrative expenses increased primarily due to higher consulting costs, professional fees, severance expense and stock-based compensation expense.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended March 31, 2006 and 2005:

	(In thousands)			% Change
	2006	2005	$ Change
Total revenues	$12,595	$14,665	$(2,070)	(14)%
Cost of service revenues	10,204	9,024	1,180	13
Research and development	278	397	(119)	(30)
Marketing and sales	2,215	1,778	437	25
General and administrative	5,815	4,639	1,176	25
Restructuring	54	119	(65)	(55)
Amortization of intangible assets	439	431	8	2
Other income (expense), net	(18)	90	(108)	>(100)
Income tax expense	171	19	152	>100
Net loss	(6,599)	(1,652)	(4,947)	>100

Revenues

Total revenues for the three months ended March 31, 2006 of approximately $12.6 million represented a decrease of approximately $2.1 million, or 14%, as compared to revenues of approximately $14.7 million for the comparable period of 2005. Total revenues for the three months ended March 31, 2006 declined primarily as a result of decreased service revenues from our US and UK forensic services. Revenues from our service businesses of forensic, paternity and animal and agricultural DNA testing for the three months ended March 31, 2006 were approximately $12.5 million, as compared to approximately $14.5 million for the three months ended March 31, 2005.

Our US service revenues declined by approximately $0.9 million, primarily due to declines in pricing for our US forensic casework and US government paternity testing services, as well as lower testing volumes in the US forensic casework testing services. This decline was slightly offset by increased volumes for US private paternity testing services and US CODIS and certain similar state databases testing services.

Our operations in the UK provided all of our animal and agricultural testing services, in addition to a portion of our forensic and paternity DNA testing services, and accounted for 42% and 44% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, 70% and 76%, respectively, of our UK revenues were derived through agreements with two contractors, Department for Environment, Food and Rural Affairs, or DEFRA, and Forensic Alliance Ltd., or FAL. In May 2006, the DEFRA contract was extended through December 2006. We expect DEFRA to put the contract out for bid in 2006 and we intend to bid for the ability to continue to perform scrapie testing for DEFRA. We perform forensic testing services for multiple police forces throughout the UK through our agreement with FAL. In 2005, FAL was acquired by LGC Ltd., a provider of analytical and diagnostic services, including DNA testing services, and to that extent is in a position to compete for the business we currently conduct for FAL. As a result of this acquisition, we are implementing plans to enable us to directly provide our services to UK police forces, including the hiring of necessary personnel and the development of necessary infrastructure.

Revenues from our UK based testing services declined by approximately $1.2 million, or 17%, to approximately $5.3 million during the three months ended March 31, 2006, as compared to approximately $6.5 million during the comparable period of the prior year. Specifically, the UK forensic testing services declined due to reduced volume in the testing of speculative crime and declines in pricing for our PACE database testing services and the UK agricultural testing services declined due to lower scrapie testing volume, with such declines offset slightly by increased paternity testing due to increased volume. For the three months ended March 31, 2006, as compared to the same period in 2005, our UK revenues were unfavorably impacted by 7%, as a result of the exchange rate movement of the British Pound as compared to the US dollar.

During the three months ended March 31, 2006, we recognized approximately $0.1 million in other revenues, specifically license and grant revenues, as compared to approximately $0.2 million during the comparable period in 2005.

Cost of Service Revenues

Cost of service revenues were approximately $10.2 million, or 81% of revenues, for the three months ended March 31, 2006, compared to approximately $9.0 million, or 62% of revenues, for the comparable period of the prior year. The increase in cost of service revenues and cost of service revenues as a percentage of revenues primarily reflects declines in pricing for our US forensic casework testing services, US government paternity testing services and our UK PACE database testing services; increased average cost per sample in our CODIS and certain similar state databases testing services; and decreased volumes in UK speculative crime and UK agricultural testing services.

Research and Development

Research and development expenses for the three months ended March 31, 2006 were approximately $0.3 million, a decrease of approximately $0.1 million from approximately $0.4 million for the comparable period of the prior year, primarily as a result of spending reductions following the closure of our Germantown, Maryland facility.

Marketing and Sales

Marketing and sales expenses for the three months ended March 31, 2006 were approximately $2.2 million, as compared to approximately $1.8 million during the comparable period of the prior year. The increase in marketing and sales expenses of approximately $0.4 million was primarily due to increased spending in radio advertising related to our marketing and sales programs in our private paternity testing business and increased headcount of field sales personnel. The radio advertising campaign was initiated in the second quarter of 2005.

General and Administrative

General and administrative expenses for the three months ended March 31, 2006 were approximately $5.8 million, an increase of approximately $1.2 million, as compared to approximately $4.6 million for the comparable period of the prior year. The increase in general and administrative expenses in the first quarter of 2006 included increases of approximately $0.9 million in consulting expenses, approximately $0.6 million in professional fees for audit and legal expenses, approximately $0.2 million in severance expense and approximately $0.2 million in general and administrative stock-based compensation recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123(R). The increases were partially offset by decreases in rent and depreciation.

Restructuring

Restructuring expenses for each of the three months ended March 31, 2006 and 2005 were approximately $0.1 million. The restructuring costs in 2006 consisted of facility obligation costs related to the closure of our Germantown, Maryland and our old Dallas, Texas facilities. The restructuring costs in 2005 were in the form of employee severance costs, and related to the restructuring and subsequent announcement to close our DNA testing facility located in Germantown, Maryland.

Amortization of Intangible Assets

During each of the three months ended March 31, 2006 and 2005, we recorded approximately $0.4 million of amortization of intangible assets.

Interest Income

Interest income for the three months ended March 31, 2006 was approximately $0.2 million, compared to $0.1 million during the same period of the prior year. This increase was primarily due to increased interest rates in 2006 as compared to 2005.

Other Income (Expense)

Total other expense for the three months ended March 31, 2006 was approximately $0.2 million, which primarily consisted of impairment charge on available-for-sale securities that were determined to be other-than-temporarily impaired, as compared to an immaterial amount of other income during the prior year comparable period.

Income Tax Expense

During the three months ended March 31, 2006 and 2005, we recorded net income tax expense of approximately $0.2 million and approximately $19,000, respectively. Income tax expense of approximately $0.2 million for the three months ended March 31, 2006 related to our profitable UK business. Income tax expense of approximately $19,000 for the three months ended March 31, 2005 consisted of income tax expense related to our profitable UK business of approximately $0.5 million, offset by a tax benefit that was recognized in the amount of approximately $0.5 million. This benefit related to the reversal of a tax reserve as a result of the closing of the statute of limitations in January of 2005 for our 2002 UK tax return.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had approximately $19.8 million in cash and cash equivalents as compared to approximately $23.2 million as of December 31, 2005. Working capital decreased to $18.1 million at March 31, 2006 from $22.8 million at December 31, 2005. This decrease in working capital was primarily a result of the net loss for the three months ended March 31, 2006.

Sources of Liquidity

Our primary sources of liquidity have been capital raising activities and issuances of our securities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the three months ended March 31, 2006 and 2005:

	(In thousands)		$ Change	% Change
	2006	2005
Cash provided by (used in):
Operating activities	$(4,094)	$407	$(4,501)	>(100)%
Investing activities	588	11,821	(11,233)	(95)
Financing activities	4	(100)	104	>(100)

Net cash used in operations for the three months ended March 31, 2006 was approximately $4.1 million compared with net cash provided by operations of approximately $0.4 million for the comparable period in the prior year. The decline in operating cash flows was mainly a result of a higher net loss for the three months ended March 31, 2006 than for the prior year comparable period. Investing activities during the three months ended March 31, 2006 included the release of approximately $0.8 million of restricted cash, partially offset by approximately $0.2 million of capital expenditures; as compared to approximately $12.4 million in proceeds from the sales of short-term securities, partially offset by approximately $0.6 million in capital expenditures for the prior year comparable period. Financing activities during the three months ended March 31, 2006 consisted of proceeds from the issuance of common stock; as compared to approximately $140,000 used to repay debt, partially offset by approximately $40,000 of proceeds from the issuance of common stock for the prior year comparable period.

Penalty on February 2004 Private Placement

On February 27, 2004, we issued approximately 3,158,000 shares of our common stock and four-year warrants to purchase an additional approximately 632,000 shares of our common stock in a private placement to 33 investors. The per share purchase price for the shares of common stock was $9.60 and the warrants have a per share exercise price of $13.20. Pursuant to the terms of the securities purchase agreement for the financing, we registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3, which was declared effective by the SEC on May 28, 2004. Pursuant to the terms of the securities purchase agreement, we must use our best efforts to keep the registration statement continuously effective for a period of five years or until all shares registered thereon have been sold. In addition, the securities purchase agreement provides that we may be obligated to pay penalties to the investors if the investors are not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement for five or more trading days, whether or not consecutive. As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, the investors are no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. This penalty is payable as of April 7, 2006 and on each monthly anniversary thereof while such shares of common stock are not permitted to be sold under an effective registration statement. The penalty will total 1% of the aggregate purchase price of the shares of common stock issued on February 27, 2004 that remain unsold by the investors as of April 7, 2006 for the first month and 2% for each additional month thereafter. We have not yet determined the number of shares of common stock, if any, that remain unsold by the investors as of April 7, 2006 and our obligation with respect to the penalty payment. However, if all such shares of common stock have not been sold by the investors, the maximum penalty payment that we may be obligated to pay is $0.3 million for the first month and $0.6 million for each additional month thereafter. To fulfill our obligations under the securities purchase agreement, we intend to file a post-effective amendment to the registration statement to convert it from a registration statement on Form S-3 to a registration statement on Form S-1 as soon as possible, to enable the investors to sell their shares of common stock issued in the financing and upon exercise of the warrants under an effective registration statement.

Use of Form S-3

As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 and this Quarterly Report on Form 10-Q by their filing deadlines, our securities cannot be registered on or traded under a registration statement on Form S-3 until we regain compliance with the requirements for the use of that form.

Restricted Cash

As of March 31, 2006, cash restricted under one of our operating leases and one government contract, in the amount of $1.0 million, is reflected as a long-term asset in the consolidated balance sheet.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least through the next twelve months. We do not anticipate the need to raise additional capital in 2006. However, we may need to access the capital markets for additional financing to fund future growth opportunities or to operate our ongoing business activities after a period of time if our future results of operations fall below our expectations. If so, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. We also may need additional capital if we seek to acquire other businesses or technologies.

As of December 31, 2005, our net operating loss, or NOL, carryforwards were approximately $234 million and approximately $194 million for Federal and state income tax purposes, respectively. Our Federal and state NOL carryforwards begin to expire in 2006. Utilization of our NOL carryforwards to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Tax Reform Act of 1986, or the Act. The Act provides for a limitation on the annual use of NOL carryforwards and research and development credits following certain ownership changes, as defined by the Act, which could significantly limit our ability to utilize these carryforwards and research and development credits. We have determined that an ownership change, as defined by the Act, occurred in 1999. Approximately $36 million of NOL carryforwards is limited due to this ownership change. Additionally, because US tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for Federal income tax purposes. The NOL carryforwards subject to expiration through the year 2019 is approximately $32 million. We may have experienced other ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, our ability to utilize the aforementioned Federal NOL carryforwards may be further limited in the future.

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

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets amounted to approximately $19.4 million as of March 31, 2006. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of SFAS, No. 142, Goodwill and Other Intangible Assets.

Accounting for Income Taxes.

We have generated net operating losses for tax purposes since inception. As of December 31, 2005, these losses have generated NOL carryforwards of approximately $234 million and $194 million for Federal and state income tax purposes, respectively. In addition, certain charges recorded in the current and prior years were not currently deductible for income tax purposes. These differences result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities, will be recovered from future taxable income. To the extent we believe the recovery is not likely, we have established a valuation allowance.

Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of approximately $108 million as of December 31, 2005, due to uncertainties related to our ability to utilize some of our net deferred tax assets, primarily consisting of certain NOL carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which the net deferred tax assets will be recoverable.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123(R). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We have applied the modified prospective method of adoption, under which prior periods are not restated for comparative purposes. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the three months ended March 31, 2006 includes the expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and the expense for all share-based payments granted during the three months ended March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation is classified within cost of service revenues, research and development, marketing and sales and general and administrative on the consolidated statement of operations.

Stock options granted to employees, which are not granted at a price less than the fair market value of our common stock at the date of grant, in general vest in four years in equal monthly installments and have a maximum term of ten years. Stock options granted to our Board of Directors in general vest in three years in equal monthly installments and have a maximum term of ten years.

We use the Black-Scholes option pricing model to estimate the fair value of options granted, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not become vested. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation and, consequently, the related amount recognized in the consolidated statements of operations. The risk-free interest rate assumption is based upon the US Treasury yields in effect at the time of grant for periods closest to the expected term of the option. Our stock options are considered “plain vanilla” options under the guidance of SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and as such we have elected the use of the “simplified” method, whereby we have assumed that all options will be exercised midway between the vesting date and the contractual term of the option to determine the expected term of the option. The expected volatility assumption is based on the daily historical volatility of our stock price, over the expected life of the option. We have not paid dividends since our inception, nor do we expect to pay any dividends for the foreseeable future, thus the expected dividend yield assumption is zero. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140, or SFAS 155. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We have elected not to adopt the short-cut method to calculate the beginning balance of the hypothetical additional paid-in-capital, or APIC, pool of the excess tax benefits upon our adoption of SFAS 123(R). Utilizing the long-haul method, we have determined that we have no hypothetical APIC pool that can be utilized to offset future shortfalls that may be incurred.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154. This statement replaces Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the specific transition provisions of any existing or future accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material impact on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and the investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of March 31, 2006, we have no long-term debt obligations.

Foreign Currency Risk

Our business derives a substantial portion of its sales from UK operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, British Pound Sterling. We also record all of our US operational transactions, including cash inflows and outflows, in the local currency, the US dollar. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our reported financial results. The significant percentage of our revenue derived from our UK operations makes us vulnerable to unfavorable fluctuations in the exchange rate, which would have an unfavorable translation impact on our consolidated financial results. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date. Accordingly, we believe that we have a reduced risk to foreign currency exchange risk. There has not been any significant change to the foreign currency sensitivity analysis we performed as of December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our principal executive and financial officers reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because we have not yet completed the remediation of the material weaknesses discussed under Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2005. The material weaknesses were as follows: (i) we did not have adequate policies and procedures designed to ensure that financial reporting information related to significant, non-routine transactions was properly identified and communicated and (ii) we did not have adequate policies and procedures designed to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis.

In 2006, management has made some progress in remediating certain aspects of the weaknesses reported, specifically in regards to additional disclosure meetings, the routing of non-routine transactions for review and assessment to both the Corporate Controller and the Chief Financial Officer, conducting an accounting training course for all of our global accounting staff focused on our enhanced accounting policies and procedures to ensure that all financial close documentation and review requirements are proper and adequate, the hiring of a new Chief Executive Officer who will support improved communication among internal departments and adding operational controllers in two of our facilities, including the Dallas, Texas facility, which we are in the process of doing. However, other aspects of the reported weaknesses are still in the remediation process and appear to continue to constitute material weaknesses.

Procedures were undertaken in order for management to conclude that reasonable assurance exists regarding the reliability of the consolidated financial statements contained in this filing. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting, except as described above, that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2006, we have initiated the measures discussed above and under Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2005 to remediate the material weaknesses in our internal control over financial reporting that existed as of March 31, 2006.

(c) Limitations on the effectiveness of controls. Our management, including our current Principal Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation that we will not pay any dividends in the foreseeable future;

•	our expectation that unrecognized compensation cost related to stock options as of March 31, 2006 will be recognized over a weighted average period of 2.86 years;

•	our intention to file a post-effective amendment to the registration statement to convert it from a registration statement on Form S-3 to a registration statement on Form S-1;

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations;

•	our expectation that the use of our DNA testing services will grow as new applications evolve in family relationship, forensic, security and animal and agricultural markets;

•	our intention to bid for the ability to continue to perform scrapie testing for DEFRA;

•	our belief that we may make investments in future acquisitions of complementary businesses or technologies;

•	our intention to continue to vigorously defend ourselves against plaintiff’s claims in litigation relating to our May 5, 2000 IPO;

•	our expectation that the hearing held in 2005 will determine the interpretation of the claims brought against us in certain breach of patent litigation;

•	our expectation that a ruling in such breach of patent litigation will occur in the fall of 2006;

•	our belief that litigation claims arising against us from the normal course of business will not have a material effect on our financial position, but could have a material impact on our results of operations for any reporting period;

•	our expectation that international sales may continue to represent a significant portion of our revenue;

•	our belief that fluctuations in foreign currency exchange rates may have an impact on our reported financial results;

•	our expectation about our significant uses of liquidity;

•	our expectation that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•	our anticipation that we do not need to raise additional capital in 2006; and

•	our belief that the adoption of certain recently issued accounting pronouncements will have no impact on our consolidated financial statements.

While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause actual results to vary materially, including the risks and uncertainties discussed throughout this Quarterly Report on Form 10-Q and the cautionary information set forth under the heading “Risk Factors” appearing in Item 1A of Part II of this Quarterly Report on Form 10-Q and more fully discussed under the heading

“Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as a defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We believe that the allegations are without merit and have, and intend to continue to, vigorously defend ourselves against plaintiffs’ claims. In this regard, on or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for us entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, we received notice of the court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court. On April 24, 2006, the court held a fairness hearing but did not rule on the motion for final approval of the settlement.

We are a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount. At this time, the parties await the outcome of a hearing held on July 5, 6 and 7, 2005, which is expected to determine the interpretation of the claims in the subject patents. A ruling is expected in the fall of 2006.

Additionally, we have certain other claims against us arising from the normal course of our business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on our financial position, but could have a material impact on our results of operations for any reporting period.

Item 1A. RISK FACTORS

Except for the addition of the following risk factor, there have not been any material changes from the risk factors as disclosed under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

We may be required to exit our operating facility in Dayton, Ohio

The lease for our Dayton, Ohio facility expired in January 2006, and we are currently leasing our facility on a month to month basis. While we are negotiating a new lease with the landlord for the facility, there can be no assurance that we will be able to successfully conclude these negotiations or that our landlord will not seek to terminate our occupancy of the facility on very short notice. If we are unable to successfully conclude these negotiations or we are required to exit the facility, this could materially impact our ability to provide the services currently performed in Dayton, Ohio, and could adversely impact our results of operations

Risks Related to Our Business

•	If we fail to maintain the service contracts we have with various state and governmental agencies or fail to enter into additional contracts, we would lose a significant source of revenues.

•	We currently receive a significant percentage of our annual gross revenue through relationships with two customers and agreements with these customers may terminate.

•	We cannot guarantee the receipt of revenue from our government contracts.

•	Our failure to comply with applicable government and industry regulations or to maintain accreditations may affect our ability to develop, produce or market our potential products and services and may adversely affect our results of operations.

•	We currently rely primarily on a single supplier for the majority of reagents and other components for the performance of our DNA testing services.

•	International sales are subject to increased costs and other risks, which could affect our revenues.

•	We had an accumulated deficit of $312 million as of March 31, 2006. If we fail to reach profitability and need to acquire additional capital to fund our current and future operating plans or obtain it on unfavorable terms, then we may have to take further cost-cutting measures.

•	We have determined that we have material weaknesses in our internal controls over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading of our stock.

•	Future acquisitions or mergers could disrupt our ongoing operations, increase our expenses and adversely affect our revenues.

•	Our improvement of existing technologies and our ability to capture and develop future technologies to be utilized in our service offerings may not be commercially successful, which could adversely affect our revenues.

•	We may be unable to hire an adequate number of DNA analysts or successfully apply new technology.

•	Our future sales and marketing efforts may not be successful in achieving our expected revenue growth.

•	We have adequate sales and marketing resources, but if our resources become limited, we may not achieve our expected revenue growth.

•	We may be held liable for any inaccuracies associated with our services, which may require us to perform rework as well as defend ourselves in costly litigation, which may adversely affect our results of operations.

•	Our ability to provide services may be seriously impaired by the occurrence of a natural disaster affecting any one or more of our laboratories.

•	Our success will depend partly on our ability to operate without misappropriating the intellectual property rights of others.

•	If we cannot enter into new development or licensing agreements, we may be unable to further enhance our service offerings.

•	If our patent applications do not result in issued patents, our competitors may obtain rights to commercialize our discoveries, which would harm our competitive position.

•	The scope of our issued patents may not provide us with adequate protection of our intellectual property, which would harm our competitive position.

•	We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could result in the forfeiture of these rights.

•	Other rights and measures that we rely upon to protect our intellectual property may not be adequate to protect our products and services and could reduce our ability to compete in the market.

•	Our ability to utilize our net operating loss carryforwards may be limited.

Risks Associated with Our Common Stock

•	Future issuance of our securities may dilute the rights of our stockholders.

•	We have various mechanisms in place that stockholders may not consider favorable, which may discourage takeover attempts and may prevent or frustrate attempts by stockholders to change our direction or management.

•	Our common stock may be delisted from The Nasdaq National Market.

•	Our stock price has been, and likely will continue to be, volatile and a stockholder’s investment may suffer a decline in value.

•	Fluctuations in our quarterly revenues and operating results may negatively impact our stock price.

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

ORCHID CELLMARK INC.

Date: June 22, 2006	By:	/s/ Raymond J. Land
Raymond J. Land Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.