Form 10-Q
period 2006-06-30
ORCHID CELLMARK INC
filed 2006-08-09
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 7, 2006, the registrant had 24,375,143 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$11,482	$23,198
Restricted cash	—	566
Accounts receivable, net	11,757	10,693
Inventory	936	1,054
Prepaids and other current assets	2,037	1,904

Total current assets	26,212	37,415
Fixed assets, net	8,839	9,096
Goodwill	2,235	2,177
Other intangibles, net	10,548	11,358
Restricted cash	975	1,170
Other assets	489	453

Total assets	$49,298	$61,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,901	$3,466
Accrued expenses and other current liabilities	6,679	9,077
Income taxes payable	648	1,212
Deferred revenue	886	825

Total current liabilities	11,114	14,580

Accrued restructuring, less current portion	165	329
Other liabilities	1,602	1,283

Total liabilities	12,881	16,192

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 per share par value; authorized 5,000,000 shares; designated 1,680 Series A redeemable convertible shares and 1,000,000 Series A junior participating shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; issued 24,507,000 and 24,495,000 at June 30, 2006 and December 31, 2005, respectively; outstanding 24,344,000 and 24,332,000 at June 30, 2006 and December 31, 2005, respectively	24	24
Additional paid-in capital	352,098	351,553
Accumulated other comprehensive income	2,464	1,240
Treasury stock at cost, 163,259 common shares at June 30, 2006 and December 31, 2005	(1,587)	(1,587)
Accumulated deficit	(316,582)	(305,753)

Total stockholders’ equity	36,417	45,477

Total liabilities and stockholders’ equity	$49,298	$61,669

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and six months ended June 30, 2006 and 2005

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(Restated, see Note 2)		(Restated, see Note 2)
Revenues:
Service revenues	$13,549	$15,738	$26,032	$30,227
Other revenues	64	99	176	275

Total revenues	13,613	15,837	26,208	30,502

Operating expenses:
Cost of service revenues	9,919	9,042	20,123	18,066
Research and development	316	417	594	814
Marketing and sales	1,750	1,947	3,965	3,725
General and administrative	4,778	4,912	10,593	9,551
Restructuring	432	358	486	477
Amortization of intangible assets	441	430	880	861

Total operating expenses	17,636	17,106	36,641	33,494

Operating loss	(4,023)	(1,269)	(10,433)	(2,992)
Other income (expense):
Interest income	156	92	329	188
Interest expense	—	(6)	—	(15)
Other income (expense)	(153)	1,617	(344)	1,620

Total other income (expense), net	3	1,703	(15)	1,793

Income (loss) before income taxes	(4,020)	434	(10,448)	(1,199)
Income tax expense	210	616	381	635

Net loss	$(4,230)	$(182)	$(10,829)	$(1,834)

Basic and diluted net loss per share	$(0.17)	$(0.01)	$(0.44)	$(0.08)

Shares used in computing basic and diluted net loss per share	24,339	24,394	24,336	24,218

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
		(Restated, see Note 2)
Cash flows from operating activities:
Net loss	$(10,829)	$(1,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on escrow settlement	—	(1,587)
Stock-based compensation	501	104
(Gain) loss on sale of assets	10	(7)
Impairment charge on available-for-sale securities	259	—
Depreciation and amortization	2,637	2,768
Bad debt expense	66	88
Changes in assets and liabilities:
Accounts receivable	(1,130)	2,296
Inventory	118	(241)
Prepaids and other current assets	(133)	(426)
Other assets	(15)	4
Accounts payable	(565)	488
Accrued expenses, including restructuring	(2,562)	(2,968)
Income taxes payable	(564)	(169)
Deferred revenue	61	(71)
Other liabilities	319	—

Net cash used in operating activities	(11,827)	(1,555)

Cash flows from investing activities:
Capital expenditures	(1,295)	(1,113)
Decrease in restricted cash	761	—
Proceeds from the sale of assets	—	49
Sales of short-term investments	—	3,668

Net cash provided by (used in) investing activities	(534)	2,604

Cash flows from financing activities:
Net proceeds from issuance of common stock	44	263
Repayment of debt from line of credit	—	(286)

Net cash provided by (used in) financing activities	44	(23)

Effect of foreign currency translation on cash and cash equivalents	601	(426)

Net increase (decrease) in cash and cash equivalents	(11,716)	600
Cash and cash equivalents at beginning of period	23,198	12,112

Cash and cash equivalents at end of period	$11,482	$12,712

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Six months ended June 30, 2006

(In thousands)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2006	24,495	$24	$351,553	$1,240	$(1,587)	$(305,753)	$45,477
Net loss	—	—	—	—	—	(10,829)	(10,829)
Foreign currency translation adjustment	—	—	—	944	—	—	944
Unrealized gain on available-for-sale securities	—	—	—	21	—	—	21
Reclassification adjustment for impairment charge on available-for-sale securities included in net loss	—	—	—	259	—	—	259

Comprehensive loss							(9,605)

Issuance of common stock from exercise of stock options	12	—	44	—	—	—	44
Stock-based compensation expense	—	—	501	—	—	—	501

Balance at June 30, 2006	24,507	$24	$352,098	$2,464	$(1,587)	$(316,582)	$36,417

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

(2) Restatement of Consolidated Financial Statements

On May 31, 2005, the Company entered into a settlement of escrow claims associated with its December 2001 acquisition of Lifecodes Corporation. The Company has determined that the 163,259 shares of the Company’s common stock received from this settlement and valued at $1.6 million should have been recorded at the settlement date as a non-operating gain and an acquisition of treasury stock in the Company’s previously filed consolidated financial statements included in the Company’s Form 10-Q for the quarter ended June 30, 2005. As a result of this restatement, other income increased and net loss decreased by $1.6 million. This restatement did not have any impact on the cash flows of the Company.

The following tables summarize the impact of the restatement discussed above on the previously issued unaudited financial data for the quarterly period ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations:
Other income (expense)	$30	$1,587	$1,617	$33	$1,587	$1,620
Total other income (expense), net	116	1,587	1,703	206	1,587	1,793
Income (loss) before income taxes	(1,153)	1,587	434	(2,786)	1,587	(1,199)
Net loss	(1,769)	1,587	(182)	(3,421)	1,587	(1,834)
Basic and diluted net loss per share	$(0.07)	$0.06	$(0.01)	$(0.14)	$0.06	$(0.08)
Shares used in computing basic and diluted net loss per share	24,448	(54)	24,394	24,245	(27)	24,218

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(3,421)	$1,587	$(1,834)
Non-cash gain on escrow settlement	—	(1,587)	(1,587)

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, the Company incorrectly calculated the pro forma disclosure of the compensation cost for options based on the fair value method for its stock options under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123) for the quarter ended June 30, 2005. The restated pro forma SFAS 123 disclosure for the three months and six months ended June 30, 2005 is presented in Note 3 below.

(3) Stock-based Compensation

During 1995, the Company established the 1995 Stock Incentive Plan (the 1995 Plan), which provided for the granting of restricted common stock or incentive and nonqualified stock options to the Company’s directors, employees and consultants. An aggregate of 700,000 shares of the Company’s common stock was authorized for issuance under the 1995 Plan, which expired by its terms on November 28, 2005.

During 2000, the Board of Directors and stockholders of the Company approved the 2000 Employee, Director, and Consultant Stock Incentive Plan (the 2000 Plan) for the issuance of common stock, incentive stock options and nonqualified stock options to the Company’s employees, directors and consultants. The Company was originally authorized to issue options for up to 900,000 shares of the Company’s common stock under the 2000 Plan. On June 8, 2005, at the Company’s Annual Meeting of Stockholders, the stockholders approved the Company’s Amended and Restated 2005 Stock Plan (the 2005 Plan). The 2005 Plan amended and restated in its entirety the 2000 Plan. The 2005 Plan authorizes the grant of up to approximately 1,700,000 shares plus the number of additional shares as described in the 2005 Plan, for the issuance of incentive stock options, nonqualified stock options, stock grants and other stock-based awards to the Company’s employees, directors and consultants. The 2005 Plan also specifies other terms such as eligibility, annual limits and the grant of awards thereunder. The 1995 Plan and the 2005 Plan provide that in the event of a change in control in the beneficial ownership of the Company, as defined therein, all options may, at the discretion of the compensation committee of the Company’s Board of Directors, become fully vested and exercisable immediately prior to the change in control.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not vest. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation and, consequently, the related amount of compensation expense recognized in the consolidated statement of operations.

The following assumptions were used in valuing the options granted during the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Risk-free interest rate	5.00%	3.79%	4.93%	3.84%
Volatility	85%	85%	85%	85%
Expected option term	6 years	5 years	6 years	5 years
Expected dividend yield	0%	0%	0%	0%

The risk-free interest rate assumption is based upon the US Treasury yields in effect at the time of grant for periods closest to the expected term of the option. The expected volatility assumption is based on the daily historical volatility of the Company’s stock price, over the expected life of the option. The Company’s stock options are considered “plain vanilla” options based on the guidance in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and as such the Company has elected the use of the “simplified” method, whereby the Company has assumed that all options will be exercised midway between the vesting date and the contractual term of the option to determine the expected term of the option. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Prior to January 1, 2006, the Company applied the disclosure-only provisions of SFAS 123. In accordance with the provisions of SFAS 123, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans and, accordingly, compensation cost was recorded on the date of issuance or grant as the excess of the market price of the underlying stock over the purchase or exercise price. Any deferred compensation cost was amortized over the respective vesting periods of the equity instruments, if any.

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company has applied the modified prospective method of adoption, under which prior periods are not restated for comparative purposes. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the six months ended June 30, 2006 includes the expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and the expense for all share-based payments granted during the six months ended June 30, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation is classified within cost of service revenues, research and development, marketing and sales and general and administrative expense in the consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

Net loss for the six months ended June 30, 2006 includes $0.5 million of compensation costs related to stock-based compensation arrangements. The Company did not capitalize any of the compensation costs for the six months ended June 30, 2006 in fixed assets, inventory or other assets. The Company has not benefited from a tax deduction for stock option exercises due to net losses for the periods during which the options were exercised.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the impact of the pro forma SFAS 123 disclosure restatement discussed above on the previously issued unaudited financial data for the three months and six months ended June 30, 2005, respectively (in thousands, except per share data) :

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net loss:
As reported	$(1,769)	$1,587	$(182)	$(3,421)	$1,587	$(1,834)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	104	—	104
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(249)	(478)	(727)	(621)	(373)	(994)

Pro forma under SFAS 123	$(2,018)	$1,109	$(909)	$(3,938)	$1,214	(2,724)

Basic and diluted net loss per share:
As reported	$(0.07)	$0.06	$(0.01)	$(0.14)	$0.06	$(0.08)
Pro forma under SFAS 123	(0.08)	0.04	(0.04)	(0.16)	0.05	(0.11)

A summary of activity for the six months ended June 30, 2006 and as of June 30, 2006 under the plans is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at December 31, 2005	1,233,954	$12.35
Granted	742,400	4.82
Exercised	(12,201)	4.45
Cancelled	(511,302)	8.28

Options outstanding at June 30, 2006	1,452,851	10.01	8.22	$61,000

Options exercisable at June 30, 2006	627,474	15.24	6.61	$61,000

Additional information about the Company’s share-based payments is as follows (in thousands, except per share data):

	Six months ended June 30,
	2006	2005
Total intrinsic value of options exercised	$13	$401
Net cash proceeds from the exercise of stock options	44	263
Weighted average grant date fair value per share of options granted	3.58	7.11

As of June 30, 2006, there was approximately $3.2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 3.36 years.

(4) Net Loss Per Share

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(5) Inventory

Inventory is comprised of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$742	$511
Work in progress	188	523
Finished goods	6	20

	$936	$1,054

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(6) Goodwill and Other Intangible Assets

The following table sets forth the activity during the six months ended June 30, 2006 as it relates to goodwill (in thousands):

Balance as of December 31, 2005	$2,177
Other (due to the effect of foreign currency translation)	58

Balance as of June 30, 2006	$2,235

The following table sets forth the Company’s other intangible assets at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006			December 31, 2005
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Base technology	$6,080	$(3,338)	$2,742	$6,054	$(3,070)	$2,984
Customer list	5,253	(2,997)	2,256	5,197	(2,734)	2,463
Trademark/tradename	4,368	(1,938)	2,430	4,323	(1,738)	2,585
Patents and know-how	4,908	(1,788)	3,120	4,904	(1,578)	3,326

Totals	$20,609	$(10,061)	$10,548	$20,478	$(9,120)	$11,358

(1)	Cost reflects the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to approximately $0.5 million and $0.4 million as of June 30, 2006 and December 31, 2005, respectively.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Employee compensation	$716	$1,930
Current portion of patent obligations	150	150
Royalties on licensed technology	113	362
Restructuring	788	542
Professional fees	1,576	2,055
VAT and other taxes	2,117	2,665
Current portion of guarantee obligation	283	283
Other	936	1,090

	$6,679	$9,077

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(8) Fixed Assets

Fixed assets are comprised of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Laboratory equipment	$16,533	$16,013
Computers and software	5,058	4,893
Furniture and fixtures	1,582	1,083
Leasehold improvements	5,429	4,759

Less accumulated depreciation	28,602	26,748
	(19,763)	(17,652)

	$8,839	$9,096

Depreciation expense for the Company’s fixed assets for the six months ended June 30, 2006 and 2005 was $1.8 million and $1.9 million, respectively.

(9) Restructuring

During the six months ended June 30, 2006, the Company recognized $0.5 million in restructuring charges primarily for employee severance costs resulting from workforce reductions in the Company’s Princeton, New Jersey corporate office and for facility obligation costs for the Company’s Germantown, Maryland and old Dallas, Texas facilities. During the six months ended June 30, 2005, the Company recognized $0.5 million in restructuring charges primarily for employee severance costs resulting from workforce reductions in the Princeton, New Jersey corporate office and the Germantown, Maryland facility.

As of June 30, 2006 and December 31, 2005, the Company had $1.0 million and $0.9 million, respectively, in restructuring accruals outstanding that are related to severance and facility obligations, of which approximately $0.2 million and $0.3 million, respectively, were classified as a long-term liability.

A summary of the restructuring activity is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2005	$27	$844	$871
Charge recorded in the six months ended June 30, 2006	421	65	486
Cash payments in the six months ended June 30, 2006	(26)	(378)	(404)

Restructuring liability as of June 30, 2006	$422	$531	$953

(10) Guarantee of Tepnel lease

In connection with the sale of assets and liabilities of the Company’s Diagnostics business to Tepnel Life Sciences, PLC (Tepnel), the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company reflected the fair value of the guarantee of $1.6 million at the time of the sale of the Diagnostics business as a reduction to the net realizable value of these assets and liabilities. The fair value of the guarantee was approximately $1.3 million and $1.4 million as of June 30, 2006 and December 31, 2005, respectively, of which approximately $1.0 million and $1.1 million, respectively, is included in other long-term liabilities in the consolidated balance sheet. The Company included approximately $0.1 million of income in other income (expense) for the six months ended June 30, 2006, which represents the change in the fair value of the outstanding liability. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to subleasing the space and the expected rental income from the sublease of the space. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease totaled approximately $2.2 million as of June 30, 2006.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(11) Accumulated Other Comprehensive Income

The accumulated balances for each classification of items within accumulated other comprehensive income are as follows (in thousands):

	Foreign currency translation	Unrealized gains (losses) on securities	Accumulated other comprehensive income
Balance at January 1, 2006	$1,500	$(260)	$1,240
Foreign currency translation adjustment	944	—	944
Unrealized holding gain on available-for-sale securities	—	21	21
Reclassification adjustment for impairment charge on available-for-sale securities included in net loss (1)	—	259	259

Balance at June 30, 2006	$2,444	$20	$2,464

(1)	The Company has performed an evaluation to determine whether its investment in certain available-for-sale securities is other-than-temporarily impaired, based upon the Company’s ability and intent to hold for a reasonable period of time sufficient for a forecasted recovery of fair value as of March 31, 2006. As a result of this evaluation and the absence of sufficient evidence to support a recovery of fair value within a reasonable period of time, the Company considered the investment in the available-for-sale securities to be other-than-temporarily impaired and has recorded an impairment loss of approximately $0.3 million related to these securities for the six months ended June 30, 2006. This impairment loss is included in other income (expense) in the consolidated statement of operations.

(12) Penalty on February 2004 Private Placement

On February 27, 2004, the Company issued approximately 3,158,000 shares of its common stock and four-year warrants to purchase an additional approximately 632,000 shares of the Company’s common stock in a private placement to 33 investors. The per share purchase price for the shares of common stock was $9.60 and the warrants have a per share exercise price of $13.20. Pursuant to the terms of the securities purchase agreement for the financing, the Company registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3, which was initially declared effective by the SEC on May 28, 2004. Pursuant to the terms of the securities purchase agreement, the Company must use its best efforts to keep the registration statement continuously effective for a period of five years or until all shares registered thereon have been sold. In addition, the securities purchase agreement provides that the Company may be obligated to pay penalties to the investors if the investors are not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement for five or more trading days, whether or not consecutive. As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, the investors were no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. This penalty is payable as of April 7, 2006 and on each monthly anniversary thereof while such shares of common stock are not permitted to be sold under an effective registration statement. The penalty will total 1% of the aggregate purchase price of the shares of common stock issued on February 27, 2004 that remain unsold by the investors as of April 7, 2006 for the first month and 2% for each additional month thereafter. As of June 30, 2006, the penalty payment that the Company is obligated to pay to the investors was approximately $0.2 million. To fulfill its obligations under the securities purchase agreement, on July 10, 2006, the Company filed a post-effective amendment to the registration statement to convert it from a registration statement on Form S-3 to a registration statement on Form S-1, to enable the investors to sell their shares of common stock issued in the financing and upon exercise of the warrants under an effective registration statement. The SEC declared the post-effective amendment effective on July 20, 2006. The penalty payment is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of June 30, 2006.

(13) Landlord Lease Incentives

In August 2005, the Company entered into a lease agreement with the landlord which specified terms for the design and construction of tenant improvements for the Company’s Dallas, Texas facility. As an incentive for the Company to enter into the lease agreement, the landlord agreed to contribute up to approximately $0.4 million towards tenant improvements. The

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company recorded the full cost of the Dallas, Texas facility tenant improvements as an asset and the landlord incentive as deferred rent (current portion classified as accrued expenses and other current liabilities and the long-term portion classified as other liabilities in the consolidated balance sheets) in accordance with FASB Technical Bulletin 88-1 Issues Related to Accounting for Leases, or FTB 88-1. Amortization of the deferred rent will be recorded as a reduction of rent expense over the remaining lease term and will be classified as an operating activity in the consolidated statement of cash flows.

In November 2005, the Company entered into a lease amendment with the landlord which specified terms for the renovation of the Company’s Princeton, New Jersey corporate headquarters. As an incentive for the Company to enter into the lease amendment, the landlord agreed to contribute up to approximately $0.1 million towards tenant improvement costs. The Company recorded the full cost of the Princeton, New Jersey renovation project as an asset and the landlord incentive as deferred rent (current portion classified as accrued expenses and other current liabilities and the long-term portion classified as other liabilities in the consolidated balance sheets) in accordance with FTB 88-1. Amortization of the deferred rent will be recorded as a reduction of rent expense over the remaining lease term and will be classified as an operating activity in the consolidated statement of cash flows.

(14) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of its former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering (IPO), the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. The Company believes that the allegations are without merit and has, and intends to continue to, vigorously defend itself against plaintiffs’ claims. In this regard, on or about July 15, 2002, the Company filed a motion to dismiss all of the claims against it and its former officers. On October 9, 2002, the court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers involved in this IPO securities litigation, including the Company, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court. On April 24, 2006, the court held a fairness hearing but did not rule on the motion for final approval of the settlement.

The Company is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in the Company’s favor on its construction of the patents asserted against the Company, and the co-defendants, including the Company, plan to move for summary judgment in the fall of 2006.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity. We focus our business on DNA testing for human identity as well as for animal and agricultural applications. In the human identity area, we provide DNA testing services for forensic, family relationship and security applications. Forensic DNA testing is primarily used to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with crimes, confirm that a suspect committed a particular crime or to exonerate an innocent person. Family relationship DNA testing is used to establish whether two or more people are genetically related. Recently, DNA testing has been used by individuals and employers in security applications by seeking to establish a person’s genetic identity and store it for identification purposes in the event of an emergency or accident. In the animal and agriculture field, we provide DNA testing services for food safety and selective trait breeding. Our services are used extensively in these applications, and we expect the use of our services to increase as these markets continue to grow and new commercial applications evolve. We have operations in the United States, or US, and in the United Kingdom, or UK. We market our services in many countries primarily in North America and Europe; however, the majority of our current customers are based in the US and in the UK.

For the six months ended June 30, 2006, our cash and cash equivalents decreased by approximately $11.7 million to approximately $11.5 million as of June 30, 2006 from approximately $23.2 million as of December 31, 2005 and our working capital decreased by approximately $7.7 million to approximately $15.1 million at June 30, 2006 from approximately $22.8 million at December 31, 2005. This decrease in working capital was primarily a result of the net loss for the six months ended June 30, 2006.

Our cash and cash equivalents declined by $8.3 million during the three months ended June 30, 2006. We believe that the substantial decline in our cash and cash equivalents during this period is not indicative of our quarterly cash needs going forward.

We believe that our existing cash and cash equivalents will be sufficient to sustain our operations at least through the next twelve months; however, we expect to need additional cash as our turnaround continues and we seek to grow the company.

We perform forensic testing services for several police forces throughout the UK through our agreement with Forensic Alliance Ltd., or FAL. Revenues derived through the FAL agreement accounted for approximately 23% and 31% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and approximately 25% and 30% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. Revenues derived through the FAL agreement accounted for approximately 51% and 65% of our UK revenues for the three months ended June 30, 2006 and 2005, respectively, and approximately 56% and 66% of our UK revenues for the six months ended June 30, 2006 and 2005, respectively. In 2005, FAL was acquired by LGC Ltd., or, LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent is in a position to compete for the business we currently conduct for FAL. On July 7, 2006, we received from FAL notice of termination of this agreement, effective July 15, 2007. We have been and are implementing plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services. As a result of our receipt of the notice of termination, we are in discussions with LGC regarding the transitioning of services we provide to UK police forces, including addressing the provision of services to police forces whose contract with FAL extends beyond the termination of our contract with FAL.

Operating Highlights

Our revenues are predominately generated from DNA testing services provided to our customers. Our costs and expenses consist of costs of service revenues, research and development expenses, marketing and sales expenses, general and administrative expenses and other income and expense. Costs of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples and facility expenses. Research and development expenses consist primarily of salaries and related costs, fees paid to consultants and outside service providers for development, laboratory supplies and other expenses related to the design, development, testing and enhancement of our services. Marketing and sales expenses consist of salaries and benefits for salespeople within our organization and all related costs of selling and marketing our products and services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other corporate expenses.

Our operating results declined for the three and six months ended June 30, 2006, as compared to the same period in 2005. Overall, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, total revenues decreased approximately 14% and gross margin decreased to approximately 27% from approximately 43% in the prior year comparable period. The decline in revenues and gross margin was primarily a result of the following factors during the three months ended June 30, 2006 as compared to 2005: declines in pricing for our US forensic casework and US government paternity testing services and some of our UK Police and Criminal Evidence Act, or PACE, database testing services; lower testing volume in our US government paternity testing services and our UK non-violent crime testing services; and increased average cost per sample for our testing services involving DNA profile uploads into the Federal Bureau of Investigation’s Combined DNA Index System, or CODIS, and certain similar state databases. The decline in revenues and gross margin was partly offset by increased volume for UK contracted government paternity testing services and US CODIS and certain similar state databases testing services. For the three months ended June 30, 2006, our operating expenses other than cost of service revenues declined by approximately 4% as compared to the same period in 2005, primarily as a result of decreased research and development, marketing and sales and general and administrative expenses, due to our focus on cost containment.

Overall, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, total revenues decreased approximately 14% and gross margin decreased to approximately 23% from approximately 41% in the prior year comparable period. The decline in revenues and gross margin was primarily a result of the following factors during the six months ended June 30, 2006 as compared to the prior year comparable period: declines in pricing for our US forensic casework testing services and US government paternity testing services and some of our UK PACE database testing services; lower testing volume in our US forensic casework and US government paternity testing services and our UK non-violent crime and UK agricultural testing services; and increased average cost per sample for our US testing services involving DNA profile uploads into CODIS and certain similar state databases. The decline in revenues and gross margin was partly offset by increased volume for US private paternity testing services, UK contracted government paternity testing services and US CODIS and certain similar state databases testing services. For the six months ended June 30, 2006, our operating expenses other than cost of service revenues increased by approximately 7% as compared to the same period in 2005, primarily as a result of increased marketing and sales and general and administrative expenses. Marketing and sales expenses increased primarily due to increased radio advertising expense and increased field sales personnel headcount and general and administrative expenses increased primarily due to higher consulting costs, professional fees and stock-based compensation expense.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended June 30, 2006 and 2005:

	(In thousands)			% Change
	2006	2005	$ Change
		(Restated)
Total revenues	$13,613	$15,837	$(2,224)	(14)%
Cost of service revenues	9,919	9,042	877	10
Research and development	316	417	(101)	(24)
Marketing and sales	1,750	1,947	(197)	(10)
General and administrative	4,778	4,912	(134)	(3)
Restructuring	432	358	74	21
Amortization of intangible assets	441	430	11	3
Other income (expense), net	3	1,703	(1,700)	(100)
Income tax expense	210	616	(406)	(66)
Net loss	(4,230)	(182)	(4,048)	>100

Revenues

Total revenues for the three months ended June 30, 2006 of approximately $13.6 million represented a decrease of approximately $2.2 million, or approximately 14%, as compared to revenues of approximately $15.8 million for the comparable period of 2005. Revenues from our service businesses of forensic, family relationship and animal and agricultural DNA testing for the three months ended June 30, 2006 were approximately $13.5 million, as compared to approximately $15.7 million for the three months ended June 30, 2005.

Our US service revenues for the three months ended June 30, 2006 of approximately $7.3 million declined by approximately $1.0 million, or approximately 12%, as compared to approximately $8.3 million for the comparable period of 2005, primarily due to declines in pricing for our forensic casework and government paternity testing services This decline was slightly offset by increased volume for our CODIS and certain similar state databases testing services. We are experiencing severe pricing pressure in our government funded paternity services as the Federal government will reduce its matching funding to the states from 90% to 66% effective October 1, 2006.

Revenues from our UK based testing services declined by approximately $1.2 million, or 16%, to approximately $6.2 million during the three months ended June 30, 2006, as compared to approximately $7.4 million during the comparable period of the prior year. Specifically, the forensic testing services declined due to reduced volume in non-violent crime testing services and declines in pricing for some of our PACE database testing services, with such declines offset slightly by increased paternity testing due to increased volume. For the three months ended June 30, 2006, as compared to the same period in 2005, our UK revenues were unfavorably impacted by approximately 2%, as a result of the exchange rate movement of the British Pound as compared to the US dollar.

Our operations in the UK provided all of our animal and agricultural testing services, in addition to a portion of our forensic and paternity DNA testing services, and accounted for approximately 46% and 47% of our total revenues for the three months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, approximately 67% and 80%, respectively, of our UK revenues were derived through agreements with two contractors, Department for Environment, Food and Rural Affairs, or DEFRA, and FAL.

In May 2006, the DEFRA contract was extended through December 2006. We expect DEFRA to put the contract out for bid and we intend to bid for the ability to continue to perform scrapie testing for DEFRA.

We perform forensic testing services for several police forces throughout the UK through our agreement with FAL. Revenues derived through the FAL agreement accounted for approximately 23% and 31% of our total revenues and approximately 51% and 65% of our UK revenues for the three months ended June 30, 2006 and 2005, respectively. In 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent is in a position to compete for the business we currently conduct for FAL. On July 7, 2006, we received from FAL notice of termination of this agreement, effective July 15, 2007. We have been and are implementing plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services. As a result of our receipt of the notice of termination, we are in discussions with LGC regarding the transitioning of services we provide to UK police forces, including addressing the provision of services to police forces whose contract with FAL extends beyond the termination of our contract with FAL. We continue to expect our UK operations to be a significant part of our business.

During each of the three months ended June 30, 2006 and 2005, we recognized approximately $0.1 million in other revenues, specifically license and grant revenues.

Cost of Service Revenues

Cost of service revenues were approximately $9.9 million, or approximately 73% of revenues, for the three months ended June 30, 2006, compared to approximately $9.0 million, or approximately 57% of revenues, for the comparable period of the prior year. The increase in cost of service revenues and cost of service revenues as a percentage of revenues primarily reflects declines in pricing for our US forensic casework testing services, US government paternity testing services and some of our UK PACE database testing services; increased average cost per sample in our CODIS and certain similar state databases testing services; and decreased volume in our UK non-violent crime testing services.

Research and Development

Research and development expenses for the three months ended June 30, 2006 were approximately $0.3 million, a decrease of approximately $0.1 million from approximately $0.4 million for the comparable period of the prior year, primarily as a result of spending reductions following the closure of our Germantown, Maryland facility.

Marketing and Sales

Marketing and sales expenses for the three months ended June 30, 2006 were approximately $1.7 million, as compared to approximately $1.9 million during the comparable period of the prior year. The decrease in marketing and sales expenses of approximately $0.2 million was primarily due to decreased spending in radio advertising related to our marketing and sales programs in our private paternity testing business. The radio advertising campaign was initiated in the second quarter of 2005; we discontinued the campaign in the second quarter of 2006.

General and Administrative

General and administrative expenses for the three months ended June 30, 2006 were approximately $4.8 million, a decrease of approximately $0.1 million, as compared to approximately $4.9 million for the comparable period of the prior year. The decrease in general and administrative expenses in the second quarter of 2006 included decreases in salaries, rent, software licenses, professional fees other than legal and audit expenses and franchise taxes. The decreases were partially offset by increases in professional fees for audit and legal expenses, consulting expenses and in general and administrative stock-based compensation recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123(R).

Restructuring

Restructuring expenses for each of the three months ended June 30, 2006 and 2005 were approximately $0.4 million. The restructuring costs in 2006 primarily consisted of employee severance costs resulting from workforce reductions in our Princeton, New Jersey corporate office and for facility obligation costs for the Company’s Germantown, Maryland and old Dallas, Texas facilities. The restructuring costs in 2005 were primarily for employee severance costs related to workforce reductions in our corporate office and the Germantown, Maryland facility.

Amortization of Intangible Assets

During each of the three months ended June 30, 2006 and 2005, we recorded approximately $0.4 million of amortization of intangible assets.

Other Income (Expense), Net

Interest income for the three months ended June 30, 2006 was approximately $0.2 million, compared to approximately $0.1 million during the same period of the prior year. This increase was primarily due to increased interest rates in 2006 as compared to 2005.

Total other expense for the three months ended June 30, 2006 was approximately $0.2 million, which primarily consisted of an accrual of a penalty payment associated with our February 2004 private placement equity offering. Total other income for the three months ended June 30, 2005 was approximately $1.6 million, which primarily consisted of a non-cash gain on the acquisition of treasury stock in connection with the settlement of escrow claims and the return of treasury shares associated with our December 2001 acquisition of Lifecodes Corporation, or Lifecodes.

Income Tax Expense

During the three months ended June 30, 2006 and 2005, we recorded net income tax expense related to our profitable UK business of approximately $0.2 million and approximately $0.6 million, respectively.

The following table sets forth a comparison of the components of our net loss for the six months ended June 30, 2006 and 2005:

	(In thousands)
	2006	2005	$ Change	% Change
		(Restated)
Total revenues	$26,208	$30,502	$(4,294)	(14)%
Costs of service revenues	20,123	18,066	2,057	11
Research and development	594	814	(220)	(27)
Marketing and sales	3,965	3,725	240	6
General and administrative	10,593	9,551	1,042	11
Restructuring	486	477	11	2
Amortization of intangible assets	880	861	19	2
Other income (expense), net	(15)	1,793	(1,808)	>(100)
Income tax expense	381	635	(254)	(40)
Net loss	(10,829)	(1,834)	(8,995)	>100

Revenues

Total revenues for the six months ended June 30, 2006 of approximately $26.2 million represented a decrease of approximately $4.3 million, or approximately 14%, as compared to revenues of approximately $30.5 million for the comparable period of 2005. Revenues from our service businesses of forensic, family relationship and animal and agricultural DNA testing for the six months ended June 30, 2006 were approximately $26.0 million, as compared to approximately $30.2 million for the six months ended June 30, 2005.

Our US service revenues for the six months ended June 30, 2006 of approximately $14.4 million declined by approximately $1.9 million, or approximately 11%, as compared to approximately $16.3 million for the comparable period of 2005, primarily due to declines in pricing and volume for our forensic casework and government paternity testing services. This decline was slightly offset by increased volume for our private paternity testing and our CODIS and certain similar state databases testing services. We are experiencing severe pricing pressure in our government funded paternity services as the Federal government will reduce its matching funding to the states from 90% to 66% effective October 1, 2006.

Revenues from our UK based testing services declined by approximately $2.3 million, or approximately 17%, to approximately $11.6 million during the six months ended June 30, 2006, as compared to approximately $13.9 million during the comparable period of the prior year. Specifically, the forensic testing services declined due to reduced volume in non-violent crime testing services, declines in pricing for some of our PACE database testing services and declines in our agricultural testing services due to lower scrapie testing volume, with such declines offset slightly by increased paternity testing due to increased volume. For the six months ended June 30, 2006, as compared to the same period in 2005, our UK revenues were unfavorably impacted by approximately 5%, as a result of the exchange rate movement of the British Pound as compared to the US dollar.

Our operations in the UK provided all of our animal and agricultural testing services, in addition to a portion of our forensic and paternity DNA testing services, and accounted for approximately 44% and 46% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, approximately 68% and 78%, respectively, of our UK revenues were derived through agreements with two contractors, DEFRA and FAL.

In May 2006, the DEFRA contract was extended through December 2006. We expect DEFRA to put the contract out for bid and we intend to bid for the ability to continue to perform scrapie testing for DEFRA.

We perform forensic testing services for several police forces throughout the UK through our agreement with FAL. Revenues derived through the FAL agreement accounted for approximately 25% and 30% of our total revenues and approximately 56% and 66% of our UK revenues for the six months ended June 30, 2006 and 2005, respectively. In 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent is in a position to compete for the business we currently conduct for FAL. On July 7, 2006, we received from FAL notice of termination of this agreement, effective July 15, 2007. We have been and are implementing plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services. As a result of our receipt of the notice of termination, we are in discussions with LGC regarding the transitioning of services we provide to UK police forces, including addressing the provision of services to police forces whose contract with FAL extends beyond the termination of our contract with FAL. We continue to expect our UK operations to be a significant part of our business.

During the six months ended June 30, 2006, we recognized approximately $0.2 million in other revenues, specifically license and grant revenues, as compared to approximately $0.3 million during the comparable period in 2005.

Cost of Service Revenues and Gross Margin

Cost of service revenues were approximately $20.1 million, or approximately 77% of revenues, for the six months ended June 30, 2006, compared to approximately $18.1 million, or approximately 59% of revenues, for the comparable period of the prior year. The increase in cost of service revenues and cost of service revenues as a percentage of revenues primarily reflects declines in pricing for our US forensic casework testing services, US government paternity testing services and some of our UK PACE database testing services; increased average cost per sample in our CODIS and certain similar state databases testing services; and decreased volume in our UK non-violent crime and UK agricultural testing services.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2006 were approximately $0.6 million, a decrease of approximately $0.2 million from approximately $0.8 million for the comparable period of the prior year, primarily as a result of spending reductions following the closure of our Germantown, Maryland facility.

Marketing and Sales

Marketing and sales expenses for the six months ended June 30, 2006 were approximately $4.0 million, as compared to approximately $3.7 million during the comparable period of the prior year. The increase in marketing and sales expenses of approximately $0.3 million was primarily due to increased spending in radio advertising related to our marketing and sales programs in our private paternity testing business and increased headcount of field sales personnel. The radio advertising campaign was initiated in the second quarter of 2005; we discontinued the campaign in the second quarter of 2006.

General and Administrative

General and administrative expenses for the six months ended June 30, 2006 were approximately $10.6 million, an increase of approximately $1.0 million, as compared to approximately $9.6 million for the comparable period of the prior year. The increase in general and administrative expenses for the six months ended June 30, 2006 included increases in consulting expenses, professional fees for audit and legal expenses, and general and administrative stock-based compensation recorded in accordance with SFAS 123(R). The increases were partially offset by decreases in rent, software licenses, depreciation and salaries.

Restructuring

Restructuring expenses for each of the six months ended June 30, 2006 and 2005 were approximately $0.5 million. The restructuring costs in 2006 primarily consisted of employee severance costs resulting from workforce reductions in our Princeton, New Jersey corporate office and for facility obligation costs for our Germantown, Maryland and old Dallas, Texas facilities. The restructuring costs in 2005 were primarily for employee severance costs related to workforce reductions in our corporate office and the Germantown, Maryland facility, as well as other charges related to the closure of the Germantown, Maryland facility.

Amortization of Intangible Assets

During each of the six months ended June 30, 2006 and 2005, we recorded approximately $0.9 million of amortization of intangible assets.

Other Income (Expense), Net

Interest income for the six months ended June 30, 2006 was approximately $0.3 million, compared to approximately $0.2 million during the same period of the prior year. This increase was primarily due to increased interest rates in 2006 as compared to 2005.

Total other expense for the six months ended June 30, 2006 was approximately $0.3 million, which primarily consisted of an accrual of a penalty payment associated with our February 2004 private placement equity offering and an impairment charge on available-for-sale securities that were determined to be other-than-temporarily impaired. Total other income for the six months ended June 30, 2005 was approximately $1.6 million, which primarily consisted of a non-cash gain on the acquisition of treasury stock in connection with the settlement of escrow claims and the return of treasury shares associated with our December 2001 acquisition of Lifecodes.

Income Tax Expense

During the six months ended June 30, 2006 and 2005, we recorded net income tax expense related to our profitable UK business of approximately $0.4 million and approximately $0.6 million, respectively. Income tax expense for the six months ended June 30, 2005 was net of a tax benefit of approximately $0.5 million related to the reversal of a tax reserve we recorded as a result of the closing of the statute of limitations in January 2005. This benefit partially offset our income tax expense related to our UK business of approximately $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had approximately $11.5 million in cash and cash equivalents as compared to approximately $23.2 million as of December 31, 2005. Working capital decreased to approximately $15.1 million at June 30, 2006 from approximately $22.8 million at December 31, 2005. This decrease in working capital was primarily a result of the net loss for the six months ended June 30, 2006.

Our cash and cash equivalents declined by $8.3 million during the three months ended June 30, 2006. We believe that the substantial decline in our cash and cash equivalents during this period is not indicative of our quarterly cash needs going forward.

We believe that our existing cash and cash equivalents will be sufficient to sustain our operations at least through the next twelve months; however, we expect to need additional cash as our turnaround continues and we seek to grow the company.

Sources of Liquidity

Our primary sources of liquidity have been capital raising activities and issuances of our securities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the six months ended June 30, 2006 and 2005:

	(In thousands)			% Change
	2006	2005	$ Change
Cash provided by (used in):
Operating activities	$(11,827)	$(1,555)	$(10,272)	>100%
Investing activities	(534)	2,604	(3,138)	>(100)
Financing activities	44	(23)	67	>(100)

Net cash used in operations for the six months ended June 30, 2006 was approximately $11.8 million compared with net cash used in operations of approximately $1.6 million for the comparable period in the prior year. The decline in operating cash flows was mainly a result of a higher net loss for the six months ended June 30, 2006 than for the comparable period in the prior year, as well as an increase in accounts receivable for the six months ended June 30, 2006, as compared to a decrease in accounts receivable for the comparable period in the prior year. Investing activities during the six months ended June 30, 2006 included approximately $1.3 million of capital expenditures, partially offset by the release of approximately $0.8 million of restricted cash; as compared to approximately $3.7 million in net proceeds from the sales of short-term securities, partially offset by approximately $1.1 million in capital expenditures for the comparable period in the prior year. Financing activities during the six months ended June 30, 2006 consisted of proceeds from the issuance of common stock; as compared to approximately $0.3 million used to repay debt, substantially offset by approximately $0.3 million of proceeds from the issuance of common stock for the comparable period in the prior year.

Penalty on February 2004 Private Placement

On February 27, 2004, we issued approximately 3,158,000 shares of our common stock and four-year warrants to purchase an additional approximately 632,000 shares of our common stock in a private placement to 33 investors. The per share purchase price for the shares of common stock was $9.60 and the warrants have a per share exercise price of $13.20. Pursuant to the terms of the securities purchase agreement for the financing, we registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3, which was declared effective by the SEC on May 28, 2004. Pursuant to the terms of the securities purchase agreement, we must use our best efforts to keep the registration statement continuously effective for a period of five years or until all shares registered thereon have been sold. In addition, the securities purchase agreement provides that we may be obligated to pay penalties to the investors if the investors are not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement for five or more trading days, whether or not consecutive. As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, the investors were no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. This penalty is payable as of April 7, 2006 and on each monthly anniversary thereof while such shares of common stock are not permitted to be sold under an effective registration statement. The penalty totaled 1% of the aggregate purchase price of the shares of common stock issued on February 27, 2004 that remained unsold by the investors as of April 7, 2006 for the first month and 2% for each additional month thereafter. As of June 30, 2006, the penalty payment that we are obligated to pay to the investors was approximately $0.2 million. To fulfill our obligations under the securities purchase agreement, on July 10, 2006, we filed a post-effective amendment to the registration statement to convert it from a registration statement on Form S-3 to a registration statement on Form S-1, to enable the investors to sell their shares of common stock issued in the financing and upon exercise of the warrants under an effective registration statement. The SEC declared the post-effective amendment effective on July 20, 2006; thus the total penalty payment that we are obligated to pay to the investors up through July 20, 2006 is approximately $0.3 million.

Use of Form S-3

As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, our securities cannot be registered on or traded under a registration statement on Form S-3 until we regain compliance with the requirements for the use of that form.

Restricted Cash

As of June 30, 2006, cash restricted under one of our operating leases and one government contract, in the amount of $1.0 million, is reflected as a long-term asset in the consolidated balance sheet.

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

Our cash and cash equivalents declined by $8.3 million during the three months ended June 30, 2006. We believe that the substantial decline in our cash and cash equivalents during this period is not indicative of our quarterly cash needs going forward.

We believe that our existing cash and cash equivalents will be sufficient to sustain our operations at least through the next twelve months; however, we expect to need additional cash as our turnaround continues and we seek to grow the company. If so, we may not be able to raise additional funds or raise funds on terms that are acceptable to us, if at all. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot be certain that our business or operations will not consume available resources more rapidly than anticipated. We also cannot be certain that we will not require additional funding beyond amounts currently anticipated before we can achieve profitable operations. We also may need additional capital if we seek to acquire other businesses or technologies.

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

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	stock-based compensation;

•	valuation of long-lived and intangible assets and goodwill; and

•	income taxes.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123(R). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We have applied the modified prospective method of adoption, under which prior periods are not restated for comparative purposes. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the six months ended June 30, 2006 includes the expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and the expense for all share-based payments granted during the six months ended June 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation is classified within cost of service revenues, research and development, marketing and sales and general and administrative on the consolidated statement of operations.

Stock options granted to employees, which are granted with an exercise price equal to or greater the fair market value of our common stock at the date of grant, in general vest in four years in equal monthly installments and have a maximum term of ten years. Stock options granted to our Board of Directors in general vest in three years in equal monthly installments and have a maximum term of ten years.

We use the Black-Scholes option pricing model to estimate the fair value of options granted, which requires the input of highly subjective assumptions. These assumptions include estimating the risk-free interest rate, the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately not vest and the expected dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation and, consequently, the related amount recognized in the consolidated statements of operations. The risk-free interest rate assumption is based upon the US Treasury yields in effect at the time of grant for periods closest to the expected term of the option. The expected volatility assumption is based on the daily historical volatility of our stock price, over the expected life of the option. Our stock options are considered “plain vanilla” options based on the guidance in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and as such we have elected the use of the “simplified” method, whereby we have assumed that all options will be exercised midway between the vesting date and the contractual term of the option to determine the expected term of the option. We have not paid dividends since our inception, nor do we expect to pay any dividends for the foreseeable future, thus the expected dividend yield assumption is zero. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets amounted to approximately $19.4 million as of June 30, 2006. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of SFAS, No. 142 Goodwill and Other Intangible Assets.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48. The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact this adoption will have on the consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and the investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of June 30, 2006, we have no long-term debt obligations.

Foreign Currency Risk

Our business derives a substantial portion of its sales from UK operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, British Pound Sterling. We also record all of our US operational transactions, including cash inflows and outflows in US dollars. We expect that international sales will continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our reported financial results. The significant percentage of our revenue derived from our UK operations makes us vulnerable to unfavorable fluctuations in the exchange rate, which would have an unfavorable translation impact on our consolidated financial results. We may hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date. There has not been any significant change to the foreign currency sensitivity analysis we performed as of December 31, 2005.

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

In 2006, management has made some progress in remediating certain aspects of the material weaknesses reported, specifically in regards to additional disclosure meetings, the routing of non-routine transactions for review and assessment to both the Corporate Controller and the Chief Executive Officer, conducting an accounting training course for all of our global accounting staff focused on our enhanced accounting policies and procedures to ensure that all financial close documentation and review requirements are proper and adequate and the hiring of a new Chief Executive Officer who will support improved communication among internal departments. However, other aspects of the reported material weaknesses are still in the remediation process and appear to continue to constitute material weaknesses.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting, except as described above, that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we continue to implement the measures discussed above and under Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2005 to remediate the material weaknesses in our internal control over financial reporting.

(c) Limitations on the effectiveness of controls. Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation that we will not pay any dividends in the foreseeable future;

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations;

•	our expectation that the use of our DNA testing services will grow as new applications evolve in family relationship, forensic, security and animal and agricultural markets;

•	our intention to bid for the ability to continue to perform scrapie testing for DEFRA;

•	our belief that we may make investments in future acquisitions of complementary businesses or technologies;

•	our intention to continue to vigorously defend ourselves against plaintiff’s claims in litigation relating to our May 5, 2000 IPO;

•	our expectation that the hearing held in 2005 will determine the interpretation of the claims brought against us in certain breach of patent litigation;

•	our plan to move for summary judgment in the above patent litigation in the fall of 2006;

•	our belief that litigation claims arising against us from the normal course of business will not have a material effect on our financial position, but could have a material impact on our results of operations for any reporting period;

•	our expectation that international sales may continue to represent a significant portion of our revenue;

•	our belief that fluctuations in foreign currency exchange rates may have an impact on our reported financial results;

•	our belief that that the substantial decline in our cash and cash equivalents during three months ended June 30, 2006 is not indicative of our quarterly cash needs going forward;

•	our expectation about our significant uses of liquidity;

•	our expectation that our existing cash and cash equivalents will be sufficient to sustain our operations at least through the next twelve months;

•	our expectation that we will need additional cash as our turnaround continues and we seek to grow the company;

•	our belief that the adoption of certain recently issued accounting pronouncements will have no impact on our consolidated financial statements; and

•	our expectation that our disclosure controls and procedures or our internal control over financial reporting will not prevent all error and all fraud.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as a defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We believe that the allegations are without merit and have, and intend to continue to, vigorously defend ourselves against plaintiffs’ claims. In this regard, on or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for us entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, we received notice of the court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers involved in this IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court. On April 24, 2006, the court held a fairness hearing but did not rule on the motion for final approval of the settlement.

We are a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in our favor on its construction of the patents asserted against us, and the co-defendants, including us, plan to move for summary judgment in the fall of 2006.

Additionally, we have certain other claims against us arising from the normal course of our business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on our financial position, but could have a material impact on our results of operations for any reporting period.

Item 1A. RISK FACTORS

Except for the addition of the following risk factors, there have not been any material changes from the risk factors as disclosed under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

We currently receive a significant percentage of our annual gross revenue through our relationship with FAL and our agreement with FAL has been terminated.

We perform forensic testing services for several police forces throughout the UK through our agreement with FAL. Revenues derived through the FAL agreement accounted for approximately 23% and 31% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and approximately 25% and 30% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. Revenues derived through the FAL agreement accounted for approximately 51% and 65% of our UK revenues for the three months ended June 30, 2006 and 2005, respectively, and approximately 56% and 66% of our UK revenues for the six months ended June 30, 2006 and 2005, respectively. In 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent is in a position to compete for the business we currently conduct for FAL. On July 7, 2006, we received from FAL notice of termination of this agreement, effective July 15, 2007. We have been and are implementing plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services. As a result of our receipt of the notice of termination, we are in discussions with LGC regarding the transitioning of services we provide to UK police forces, including addressing the provision of services to police forces whose contract with FAL extends beyond the termination of our contract with FAL. We continue to expect our UK operations to be a significant part of our business. If our discussions with LGC do not result in an acceptable transition of the services we perform on behalf of FAL or if we are unable to successfully implement plans to enable us to directly provide our services to UK police forces, including having in place in a timely manner the necessary personnel and infrastructure, or are unsuccessful in securing a sufficient number of agreements directly with UK police forces, our business would be materially adversely affected.

We expect to need additional cash to sustain our operations and there can be no assurance of our ability to obtain sufficient cash for this purpose.

We believe our existing cash balances will be sufficient to sustain our operations for at least the next twelve months, however, we do expect to need additional cash as our turnaround continues and we seek to grow the company. We may not be able to raise additional funds or raise funds on terms that are acceptable to us, if at all. In addition, as a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, our securities cannot be registered on or traded under a registration statement on Form S-3 until we regain compliance with the requirements for the use of that form which may limit our ability to successfully raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline. We cannot assure you that our business or operations will not consume available resources more rapidly than anticipated. We also cannot assure you that we will not require additional funding beyond amounts currently anticipated before we can achieve profitable operations. We also may need additional capital if we seek to acquire other businesses or technologies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

As previously disclosed, Dr. George Poste, Chairman of our Board of Directors, was to serve as our principal executive officer until we filed with the SEC our Quarterly Report on Form 10-Q for the first quarter of 2006 and amended Quarterly Reports on Form 10-Q for the second and third quarters of 2005. We have already filed our Quarterly Report on Form 10-Q for the first quarter of 2006. However, we have since elected not to file amended Quarterly Reports on Form 10-Q for the second and third quarters of 2005, and as a result, Mr. Thomas A. Bologna, our President and Chief Executive Officer, is now serving as our principal executive officer.

Item 6. EXHIBITS

Exhibit Number	Description
10.1	Separation Agreement and Release by and between the Registrant and Paul J. Kelly dated as of April 24, 2006. Previously filed with the Commission as Exhibit 99.1 to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2006.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID CELLMARK INC.

Date: August 9, 2006	By:	/s/ John C. Deighan
John C. Deighan Corporate Controller (Principal Financial and Accounting Officer)

Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Separation Agreement and Release by and between the Registrant and Paul J. Kelly dated as of April 24, 2006. Previously filed with the Commission as Exhibit 99.1 to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2006.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.