Form 10-Q
period 2006-09-30
ORCHID CELLMARK INC
filed 2006-11-03
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 2, 2006, the registrant had 24,375,143 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$12,459	$23,198
Restricted cash	—	566
Accounts receivable, net	10,307	10,693
Inventory	701	1,054
Prepaids and other current assets	2,094	1,904

Total current assets	25,561	37,415
Fixed assets, net	8,608	9,096
Goodwill	2,269	2,177
Other intangibles, net	10,143	11,358
Restricted cash	975	1,170
Other assets	469	453

Total assets	$48,025	$61,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,236	$3,466
Accrued expenses and other current liabilities	6,554	9,077
Income taxes payable	1,437	1,212
Deferred revenue	721	825

Total current liabilities	10,948	14,580

Accrued restructuring, less current portion	63	329
Other liabilities	1,355	1,283

Total liabilities	12,366	16,192

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 per share par value; authorized 5,000,000 shares; designated 1,680 Series A redeemable convertible shares and 1,000,000 Series A junior participating shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; issued 24,507,000 and 24,495,000 at September 30, 2006 and December 31, 2005, respectively; outstanding 24,344,000 and 24,332,000 at September 30, 2006 and December 31, 2005, respectively	24	24
Additional paid-in capital	352,264	351,553
Accumulated other comprehensive income	2,867	1,240
Treasury stock at cost, 163,259 common shares at September 30, 2006 and December 31, 2005	(1,587)	(1,587)
Accumulated deficit	(317,909)	(305,753)

Total stockholders’ equity	35,659	45,477

Total liabilities and stockholders’ equity	$48,025	$61,669

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and nine months ended September 30, 2006 and 2005

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
				(Restated, see Note 2)
Revenues:
Service revenues	$15,659	$16,264	$41,691	$46,495
Other revenues	75	156	251	431

Total revenues	15,734	16,420	41,942	46,926

Operating expenses:
Cost of service revenues	10,024	9,523	30,147	27,590
Research and development	316	376	910	1,190
Marketing and sales	1,494	2,464	5,459	6,189
General and administrative	4,055	4,829	14,648	14,383
Impairment of assets	—	214	—	214
Restructuring	41	1,423	527	1,900
Amortization of intangible assets	442	428	1,322	1,289

Total operating expenses	16,372	19,257	53,013	52,755

Operating loss	(638)	(2,837)	(11,071)	(5,829)
Other income (expense):
Interest income	110	38	439	226
Interest expense	—	(66)	—	(81)
Other income (expense), net	26	52	(318)	1,672

Total other income, net	136	24	121	1,817

Loss before income taxes	(502)	(2,813)	(10,950)	(4,012)
Income tax expense	825	955	1,206	1,590

Net loss	$(1,327)	$(3,768)	$(12,156)	$(5,602)

Basic and diluted net loss per share	$(0.05)	$(0.15)	$(0.50)	$(0.23)

Shares used in computing basic and diluted net loss per share	24,344	24,368	24,338	24,296

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
		(Restated, see Note 2)
Cash flows from operating activities:
Net loss	$(12,156)	$(5,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on escrow settlement	—	(1,587)
Stock-based compensation	669	104
(Gain) loss on sale of assets	62	(7)
Impairment of assets	259	214
Depreciation and amortization	3,911	4,122
Bad debt expense	256	116
Changes in assets and liabilities:
Accounts receivable	130	1,779
Inventory	353	(114)
Prepaids and other assets	(190)	(869)
Accounts payable	(1,230)	312
Accrued expenses, including restructuring	(2,939)	(1,045)
Income taxes payable	225	214
Deferred revenue	(104)	35
Other liabilities	222	(130)

Net cash used in operating activities	(10,532)	(2,458)

Cash flows from investing activities:
Capital expenditures	(1,857)	(2,800)
Decrease in restricted cash	761	—
Proceeds from the sale of assets	31	49
Sales of short-term investments	—	12,344

Net cash provided by (used in) investing activities	(1,065)	9,593

Cash flows from financing activities:
Net proceeds from issuance of common stock	42	337
Repayment of debt from line of credit	—	(371)
Payments of patent obligation	—	(150)

Net cash provided by (used in) financing activities	42	(184)

Effect of foreign currency translation on cash and cash equivalents	816	(624)

Net increase (decrease) in cash and cash equivalents	(10,739)	6,327
Cash and cash equivalents at beginning of period	23,198	12,112

Cash and cash equivalents at end of period	$12,459	$18,439

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Nine months ended September 30, 2006

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2006	24,495	$24	$351,553	$1,240	$(1,587)	$(305,753)	$45,477
Net loss	—	—	—	—	—	(12,156)	(12,156)
Foreign currency translation adjustment	—	—	—	1,352	—	—	1,352
Unrealized gain on available-for-sale securities	—	—	—	16	—	—	16
Reclassification adjustment for impairment charge on available-for-sale securities included in net loss	—	—	—	259	—	—	259

Comprehensive loss							(10,529)

Issuance of common stock from exercise of stock options	12	—	42	—	—	—	42
Stock-based compensation expense	—	—	669	—	—	—	669

Balance at September 30, 2006	24,507	$24	$352,264	$2,867	$(1,587)	$(317,909)	$35,659

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

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2005, there have been no material changes to the Company’s critical accounting policies, with the exception of stock-based compensation (see Note 3).

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Restatement of Consolidated Financial Statements

On May 31, 2005, the Company entered into a settlement of escrow claims associated with its December 2001 acquisition of Lifecodes Corporation. The Company has determined that the 163,259 shares of the Company’s common stock received from this settlement and valued at approximately $1.6 million should have been recorded at the settlement date as a non-operating gain and an acquisition of treasury stock in the Company’s previously filed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. As a result of this restatement, other income increased and net loss decreased by approximately $1.6 million. This restatement did not have any impact on the cash flows of the Company.

The following tables summarize the impact of the restatement discussed above on the previously issued unaudited financial data for the quarterly period ended September 30, 2005 (in thousands, except per share data):

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations:
Other income (expense), net	$85	$1,587	$1,672
Total other income (expense), net	230	1,587	1,817
Loss before income taxes	(5,599)	1,587	(4,012)
Net loss	(7,189)	1,587	(5,602)
Basic and diluted net loss per share	$(0.30)	$0.07	$(0.23)
Shares used in computing basic and diluted net loss per share	24,342	(46)	24,296

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(7,189)	$1,587	$(5,602)
Non-cash gain on escrow settlement	—	(1,587)	(1,587)

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, the Company incorrectly calculated the pro forma disclosure of the compensation cost for options based on the fair value method for its stock options under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), for the quarter ended September 30, 2005. The restated pro forma SFAS 123 disclosure for the three months and nine months ended September 30, 2005 is presented in Note 3 below.

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

The following assumptions were used in valuing the options granted during the three and nine months ended September 30, 2006 and nine months ended September 30, 2005 (there were no options granted during the three months ended September 30, 2005):

	Three months ended September 30 2006	Nine months ended September 30
		2006	2005
Risk-free interest rate	5.19%	4.98%	3.84%
Volatility	85%	85%	85%
Expected option term	6 years	6 years	5 years
Expected dividend yield	0%	0%	0%

The risk-free interest rate assumption is based upon the US Treasury yields in effect at the time of grant for a term that approximates the expected term of the option. The expected volatility assumption is based on the daily historical volatility of the Company’s stock price, over the expected term of the option. The Company’s stock options are considered “plain vanilla” options based on the guidance in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and as such the Company has elected the use of the “simplified” method, whereby the Company has assumed that all options will be exercised midway between the vesting date and the contractual term of the option to determine the expected term of the option. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Prior to January 1, 2006, the Company applied the disclosure-only provisions of SFAS 123. In accordance with the provisions of SFAS 123, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans and, accordingly, compensation cost was recorded on the date of issuance or grant only if the market price of the underlying stock exceeded the purchase or exercise price. Any deferred compensation cost was amortized over the respective vesting periods of the equity instruments, if any.

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company has applied the modified prospective method of adoption, under which prior periods are not restated for comparative purposes. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the nine months ended September 30, 2006 includes expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and expense for all share-based payments granted during the nine months ended September 30, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation is classified within cost of service revenues, research and development, marketing and sales and general and administrative expense in the consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

The Company’s option grants include options which qualify as incentive stock options (ISO) for income tax purposes. The treatment of the potential tax deduction, if any, related to ISOs may cause variability in the Company’s effective tax rate in future periods. In the period the compensation cost related to ISOs is recorded, a corresponding tax benefit is not recorded as it is assumed that the Company will not receive a tax deduction upon the exercise of such ISOs. The Company may be eligible for tax deductions in subsequent periods to the extent that there is a disqualifying disposition of the common stock underlying the ISO. In such cases, the Company would record a tax benefit through the consolidated statement of operations in an amount not to exceed the corresponding cumulative compensation cost recorded in the consolidated financial statements for the particular option multiplied by the statutory tax rate. Any incremental tax benefit received by the Company in excess of the tax benefit recorded in the consolidated statement of operations would be recorded directly to APIC when realized.

Net loss for the nine months ended September 30, 2006 includes approximately $0.7 million of compensation costs related to stock-based compensation arrangements. The Company did not capitalize any of the compensation costs for the nine months ended September 30, 2006 in fixed assets, inventory or other assets. The Company has not benefited from a tax deduction for stock option exercises due to net losses for the periods during which the options were exercised.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the impact of the pro forma SFAS 123 disclosure restatement discussed above in Note 2 on the previously issued unaudited financial data for the three months and nine months ended September 30, 2005, respectively (in thousands, except per share data) :

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net loss:
As reported	$(3,768)	$—	$(3,768)	$(7,189)	$1,587	$(5,602)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	104	—	104
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(232)	(150)	(382)	(749)	(627)	(1,376)

Pro forma under SFAS 123	$(4,000)	$(150)	$(4,150)	$(7,834)	$960	(6,874)

Basic and diluted net loss per share:
As reported	$(0.15)	$—	$(0.15)	$(0.30)	$0.07	$(0.23)
Pro forma under SFAS 123	(0.16)	(0.01)	(0.17)	(0.32)	0.04	(0.28)

A summary of activity for the nine months ended September 30, 2006 and as of September 30, 2006 under the plans is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at December 31, 2005	1,233,954	$12.35
Granted	943,837	4.39
Exercised	(12,201)	3.42
Cancelled	(656,796)	8.35

Options outstanding at September 30, 2006	1,508,794	$9.18	8.15	$33,000

Options exercisable at September 30, 2006	674,810	$14.39	6.61	$33,000

Additional information about the Company’s share-based payments is as follows (in thousands, except per share data):

	Nine months ended September 30,
	2006	2005
Total intrinsic value of options exercised	$13	$473
Net cash proceeds from the exercise of stock options	42	337
Weighted average grant date fair value per share of options granted	3.26	7.11

As of September 30, 2006, there was approximately $3.2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 3.13 years.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(5) Inventory

Inventory is comprised of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$564	$511
Work in progress	131	523
Finished goods	6	20

	$701	$1,054

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(6) Goodwill and Other Intangible Assets

The following table sets forth the activity during the nine months ended September 30, 2006 as it relates to goodwill (in thousands):

Balance as of December 31, 2005	$2,177
Other (due to the effect of foreign currency translation)	92

Balance as of September 30, 2006	$2,269

The following table sets forth the Company’s other intangible assets at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006			December 31, 2005
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Base technology	$6,096	$(3,475)	$2,621	$6,054	$(3,070)	$2,984
Customer list	5,285	(3,133)	2,152	5,197	(2,734)	2,463
Trademark/tradename	4,394	(2,041)	2,353	4,323	(1,738)	2,585
Patents and know-how	4,910	(1,893)	3,017	4,904	(1,578)	3,326

	$20,685	$(10,542)	$10,143	$20,478	$(9,120)	$11,358

(1)	Cost reflects the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to approximately $0.6 million and $0.4 million as of September 30, 2006 and December 31, 2005, respectively.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Employee compensation	$566	$1,930
Current portion of patent obligations	150	150
Royalties on licensed technology	3	362
Restructuring	656	542
Professional fees	1,973	2,055
VAT and other taxes	2,201	2,665
Current portion of guarantee obligation	283	283
Other	722	1,090

	$6,554	$9,077

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(8) Fixed Assets

Fixed assets are comprised of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Laboratory equipment	$16,253	$16,013
Computers and software	4,862	4,893
Furniture and fixtures	1,595	1,083
Leasehold improvements	5,853	4,759

	28,563	26,748
Less accumulated depreciation	(19,955)	(17,652)

	$8,608	$9,096

Depreciation expense for the Company’s fixed assets for the nine months ended September 30, 2006 and 2005 was approximately $2.6 million and $2.8 million, respectively.

(9) Restructuring

During the nine months ended September 30, 2006, the Company recognized approximately $0.5 million in restructuring charges primarily for employee severance costs resulting from workforce reductions in the Company’s Princeton, New Jersey corporate office and for facility obligation costs for the Company’s Germantown, Maryland and old Dallas, Texas facilities. During the nine months ended September 30, 2005, the Company recognized approximately $1.9 million in restructuring charges, of which approximately $1.2 million related to employee severance costs resulting from workforce reductions in the Princeton, New Jersey corporate office and the Germantown, Maryland facility and approximately $0.7 million related to the closure of its Germantown, Maryland facility.

As of September 30, 2006 and December 31, 2005, the Company had approximately $0.7 million and $0.9 million, respectively, in restructuring accruals outstanding that are related to severance and facility obligations, of which approximately $0.1 million and $0.3 million, respectively, were classified as a long-term liability.

A summary of the restructuring activity is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2005	$27	$844	$871
Charge recorded in the nine months ended September 30, 2006	421	106	527
Cash payments in the nine months ended September 30, 2006	(120)	(559)	(679)

Restructuring liability as of September 30, 2006	$328	$391	$719

(10) Guarantee of Tepnel Lease

In connection with the sale of assets and liabilities of the Company’s Diagnostics business to Tepnel Life Sciences, PLC (Tepnel), the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company reflected the fair value of the guarantee of $1.6 million at the time of the sale of the Diagnostics business as a reduction to the net realizable value of these assets and liabilities. The fair value of the guarantee was approximately $1.2 million and $1.4 million as of September 30, 2006 and December 31, 2005, respectively, of which approximately $0.9 million and $1.1 million, respectively, is included in other long-term liabilities in the consolidated balance sheet. Other income (expense) includes approximately $0.2 million of income for the nine months ended September 30, 2006, which represents the change in the fair value of the outstanding liability. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to subleasing the space and the expected rental income from the sublease of the space. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease totaled approximately $2.0 million as of September 30, 2006.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(11) Accumulated Other Comprehensive Income

The accumulated balances for each classification of items within accumulated other comprehensive income are as follows (in thousands):

	Foreign currency translation	Unrealized gains (losses) on securities	Accumulated other comprehensive income
Balance at January 1, 2006	$1,500	$(260)	$1,240
Foreign currency translation adjustment	1,352	—	1,352
Unrealized holding gain on available-for-sale securities	—	16	16
Reclassification adjustment for impairment charge on available-for-sale securities included in net loss (1)	—	259	259

Balance at September 30, 2006	$2,852	$15	$2,867

(1)	The Company has performed an evaluation to determine whether its investment in certain available-for-sale securities is other-than-temporarily impaired, based upon the Company’s ability and intent to hold for a reasonable period of time sufficient for a forecasted recovery of fair value as of March 31, 2006. As a result of this evaluation and the absence of sufficient evidence to support a recovery of fair value within a reasonable period of time, the Company considered the investment in the available-for-sale securities to be other-than-temporarily impaired and has recorded an impairment loss of approximately $0.3 million related to these securities for the nine months ended September 30, 2006. This impairment loss is included in other income (expense) in the consolidated statement of operations.

(12) Penalty on February 2004 Private Placement

On February 27, 2004, the Company issued approximately 3,158,000 shares of its common stock and four-year warrants to purchase an additional approximately 632,000 shares of the Company’s common stock in a private placement to 33 investors. The per share purchase price for the shares of common stock was $9.60 and the warrants have a per share exercise price of $13.20. Pursuant to the terms of the securities purchase agreement for the financing, the Company registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3, which was initially declared effective by the SEC on May 28, 2004. Pursuant to the terms of the securities purchase agreement, the Company must use its best efforts to keep the registration statement continuously effective for a period of five years or until all shares registered thereon have been sold. In addition, the securities purchase agreement provides that the Company may be obligated to pay penalties to the investors if the investors are not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement for five or more trading days, whether or not consecutive. As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, the investors were no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. This penalty is payable as of April 7, 2006 and on each monthly anniversary thereof while such shares of common stock are not permitted to be sold under an effective registration statement. The penalty will total 1% of the aggregate purchase price of the shares of common stock issued on February 27, 2004 that remain unsold by the investors as of April 7, 2006 for the first month and 2% for each additional month thereafter. To fulfill its obligations under the securities purchase agreement, on July 10, 2006, the Company filed a post-effective amendment to the registration statement to convert it from a registration statement on Form S-3 to a registration statement on Form S-1, to enable the investors to sell their shares of common stock issued in the financing and upon exercise of the warrants under an effective registration statement. The SEC declared the post-effective amendment effective on July 20, 2006. The penalty payment that the Company is obligated to pay to the investors of approximately $0.3 million is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of September 30, 2006.

(13) Landlord Lease Incentives

In August 2005, the Company entered into a lease agreement with the landlord which specified terms for the design and construction of tenant improvements for the Company’s Dallas, Texas facility. As an incentive for the Company to enter into the lease agreement, the landlord agreed to contribute up to approximately $0.4 million towards tenant improvements. The Company recorded the full cost of the Dallas, Texas facility tenant improvements as an asset and the landlord incentive as deferred rent (current portion included in accrued expenses and other current liabilities and the long-term portion classified as

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

other liabilities in the consolidated balance sheets) in accordance with FASB Technical Bulletin 88-1, Issues Related to Accounting for Leases (FTB 88-1). Amortization of the deferred rent will be recorded as a reduction of rent expense over the remaining lease term and will be classified as an operating activity in the consolidated statement of cash flows.

In November 2005, the Company entered into a lease amendment with the landlord which specified terms for the renovation of the Company’s Princeton, New Jersey corporate headquarters. As an incentive for the Company to enter into the lease amendment, the landlord agreed to contribute up to approximately $0.1 million towards tenant improvement costs. The Company recorded the full cost of the Princeton, New Jersey renovation project as an asset and the landlord incentive as deferred rent (current portion included in accrued expenses and other current liabilities and the long-term portion classified as other liabilities in the consolidated balance sheets) in accordance with FTB 88-1. Amortization of the deferred rent will be recorded as a reduction of rent expense over the remaining lease term and will be classified as an operating activity in the consolidated statement of cash flows.

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

The Company is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in the Company’s favor on its construction of the patents asserted against the Company, and the co-defendants, including the Company, plan to move for summary judgment in January 2007.

Additionally, the Company has certain other claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on the Company’s financial position and liquidity, but could have a material impact on the Company’s results of operations for any reporting period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For the nine months ended September 30, 2006, our cash and cash equivalents decreased by approximately $10.7 million to approximately $12.5 million as of September 30, 2006 from approximately $23.2 million as of December 31, 2005 and our working capital decreased by approximately $8.2 million to approximately $14.6 million at September 30, 2006 from approximately $22.8 million at December 31, 2005. This decrease in working capital was primarily a result of the net loss for the nine months ended September 30, 2006.

We believe that our existing cash and cash equivalents will be sufficient to sustain our operations for at least the next twelve months; however, we expect to need additional cash to strengthen our balance sheet as our turnaround continues and we seek to more aggressively build the company.

We perform forensic testing services for several police forces throughout the UK through our agreement with Forensic Alliance Ltd., or FAL. Revenues derived through the FAL agreement accounted for approximately 24% and 28% of our total revenues for the three months ended September 30, 2006 and 2005, respectively, and approximately 24% and 29% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. Revenues derived through the FAL agreement accounted for approximately 44% and 53% of our UK revenues for the three months ended September 30, 2006 and 2005, respectively, and approximately 51% and 61% of our UK revenues for the nine months ended September 30, 2006 and 2005, respectively. In 2005, FAL was acquired by LGC Ltd., or LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent LGC is in a position to compete for the business we currently conduct for FAL through the FAL agreement. On July 7, 2006, we received from FAL notice of termination of this agreement, effective July 15, 2007. As a result of our receipt of the notice of termination, we are in discussions with LGC regarding the transitioning of services we provide to UK police forces, including addressing the provision of services to police forces whose contract with FAL extends beyond the termination of our contract with FAL. We have been and are implementing plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services.

Operating Highlights

Our revenues are predominately generated from DNA testing services provided to our customers. Our costs and expenses include costs of service revenues, research and development expenses, marketing and sales expenses, general and administrative expenses and other income and expense. Costs of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples and facility expenses. Research and development expenses consist primarily of salaries and related costs, fees paid to consultants and outside service providers for development, laboratory supplies and other expenses related to the design, development, testing and enhancement of our services. Marketing and sales expenses consist of salaries and benefits for marketing and sales personnel within our organization and all related costs of selling and marketing our products and services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other corporate expenses.

Our operating results improved for the three months ended September 30, 2006 and declined for the nine months ended September 30, 2006, as compared to the same periods in 2005. Overall, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, total revenues decreased approximately 4% and gross margin decreased to approximately 36% from approximately 42%. The decline in revenues and gross margin was primarily a result of the following factors during the three months ended September 30, 2006 as compared to 2005: lower revenues in both our US government paternity testing services and our testing services involving DNA profile uploads into the Federal Bureau of Investigation’s Combined DNA Index System, or CODIS, and certain similar state databases, as well as increased laboratory personnel costs. The decline in revenues and gross margin was partially offset by increased revenues in our US forensic casework testing services. For the three months ended September 30, 2006, our operating expenses, other than cost of service revenues, declined by approximately 35% as compared to the same period in 2005, primarily as a result of decreased marketing and sales and general and administrative expenses, due to our focus on cost containment, as well as decreased restructuring expenses.

Overall, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, total revenues decreased approximately 11% and gross margin decreased to approximately 28% from approximately 41%. The decline in revenues and gross margin was primarily a result of the following factors during the nine months ended September 30, 2006 as compared to the same period in the prior year: declines in revenues from our UK forensic testing services, US government paternity testing services, US forensic casework testing services and UK agricultural testing services; and increased laboratory personnel costs. The decline in revenues and gross margin was partially offset by increased revenues from our UK contracted government paternity testing services and other US forensics testing services. For the nine months ended September 30, 2006, our operating expenses, other than cost of service revenues, decreased by approximately 9% as compared to the same period in 2005, primarily as a result of decreased marketing and sales and research and development expenses due to our focus on cost containment, as well as decreased restructuring expenses.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended September 30, 2006 and 2005:

	(In thousands)			% Change
	2006	2005	$ Change
Total revenues	$15,734	$16,420	$(686)	(4)%
Cost of service revenues	10,024	9,523	501	5
Research and development	316	376	(60)	(16)
Marketing and sales	1,494	2,464	(970)	(39)
General and administrative	4,055	4,829	(774)	(16)
Impairment of assets	—	214	(214)	(100)
Restructuring	41	1,423	(1,382)	(97)
Amortization of intangible assets	442	428	14	3
Total other income, net	136	24	112	>100
Income tax expense	825	955	(130)	(14)
Net loss	(1,327)	(3,768)	2,441	(65)

Revenues

Total revenues for the three months ended September 30, 2006 of approximately $15.7 million represented a decrease of approximately $0.7 million, or approximately 4%, as compared to revenues of approximately $16.4 million for the comparable period of 2005.

Our US service revenues for the three months ended September 30, 2006 of approximately $7.1 million declined by approximately $0.6 million, or approximately 8%, as compared to approximately $7.7 million for the comparable period of 2005, primarily due to declines in volume for both our government paternity testing services and our CODIS and similar state databases testing services. We are experiencing severe pricing pressure in our government funded paternity services as the Federal government recently reduced its matching funding to the states from 90% to 66%. We expect this pricing pressure to continue. This decline was slightly offset by increased volume in our US forensic casework testing services.

Revenues from our UK based testing services were approximately $8.5 million, essentially unchanged from the comparable period of the prior year. Our UK based forensic testing services revenues declined due to reduced volume in non-violent crime testing services and declines in pricing for some of our UK Police and Criminal Evidence Act, or PACE, database testing services, with such declines offset by increased immigration and contracted paternity revenues due to higher volumes and prices. For the three months ended September 30, 2006, as compared to the same period in 2005, our UK revenues were favorably impacted by approximately 5%, as a result of the exchange rate movement of the British Pound as compared to the US dollar.

Our operations in the UK provided all of our animal and agricultural testing services, in addition to a portion of our forensic and paternity DNA testing services, and accounted for approximately 54% and 52% of our total revenues for the three months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, approximately 71% and 79%, respectively, of our UK revenues were derived through agreements with two contractors, Department for Environment, Food and Rural Affairs, or DEFRA, and FAL.

We perform forensic testing services for several police forces throughout the UK through our agreement with FAL. Revenues derived through the FAL agreement accounted for approximately 24% and 28% of our total revenues and approximately 44% and 53% of our UK revenues for the three months ended September 30, 2006 and 2005, respectively. In 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent LGC is in a position to compete for the business we currently conduct for FAL through the FAL agreement. On July 7, 2006, we received from FAL notice of termination of this agreement, effective July 15, 2007. As a result of our receipt of the notice of termination, we are in discussions with LGC regarding the transitioning of services we provide to UK police forces, including addressing the provision of services to police forces whose contract with FAL extends beyond the termination of our contract with FAL. We have been and are implementing plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services. On September 25, 2006, following competitive bidding processes, we were awarded new DNA contracts directly with the Kent and Sussex Police forces and with the City of London Police force. The award by the Kent and Sussex Police forces is an exclusive contract to provide PACE database testing services and Crime Scene Stain profiling, for a term of three years, with options to extend for a further two years, and the award by the City of London Police is to provide them with PACE database testing services, for a term of five years. We continue to expect our UK operations to be a significant part of our business.

In May 2006, the DEFRA contract for scrapie genotyping services was extended through December 2006, and on October 18, 2006, our contract with DEFRA was extended through December 2007 and 2008. Under the terms of the agreement extension, we will now become the exclusive supplier of genotyping services offered to sheep farmers under the UK government’s National Scrapie Plan for Great Britain, which is designed to help British farmers breed sheep with reduced genetic susceptibility to the prion disease scrapie.

During the three months ended September 30, 2006, we recognized approximately $0.1 million in other revenues, specifically license and grant revenues, as compared to approximately $0.2 million during the comparable period in 2005.

Cost of Service Revenues

Cost of service revenues were approximately $10.0 million, or approximately 64% of revenues, for the three months ended September 30, 2006, compared to approximately $9.5 million, or approximately 58% of revenues, for the comparable period of the prior year. The increase in cost of service revenues and cost of service revenues as a percentage of revenues primarily reflects increased operating laboratory personnel costs, partially offset by decreased lab supply and royalty obligation expenses.

Research and Development

Research and development expenses for the three months ended September 30, 2006 were approximately $0.3 million, a decrease of approximately $0.1 million from approximately $0.4 million for the comparable period of the prior year, primarily due to our focus on cost containment.

Marketing and Sales

Marketing and sales expenses for the three months ended September 30, 2006 were approximately $1.5 million, as compared to approximately $2.5 million during the comparable period of the prior year. The decrease in marketing and sales expenses of approximately $1.0 million was primarily due to decreased spending in radio advertising related to our marketing and sales programs in our private paternity testing business, as well as decreased personnel, travel and supply costs due to our focus on cost containment. The radio advertising campaign was initiated in the second quarter of 2005; we discontinued the campaign in the second quarter of 2006.

General and Administrative

General and administrative expenses for the three months ended September 30, 2006 were approximately $4.1 million, a decrease of approximately $0.8 million, as compared to approximately $4.8 million for the comparable period of the prior year. The decrease in general and administrative expenses in the third quarter of 2006 included decreases in personnel, rent, recruiting, consulting, professional fees, including legal and audit expenses, and franchise taxes. The decreases were partially offset by increases in bad debt expense and in stock-based compensation recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123(R).

Restructuring

Restructuring expenses for the three months ended September 30, 2006 were approximately $41 thousand as compared to $1.4 million for the comparable period of the prior year. The restructuring costs in 2006 primarily consisted of facility obligation costs for the Company’s Germantown, Maryland and old Dallas, Texas facilities. The restructuring costs in 2005 were for employee severance costs related to workforce reductions in our corporate office and the Germantown, Maryland facility, as well as for other costs related to the closure of our Germantown, Maryland facility.

Amortization of Intangible Assets

During each of the three months ended September 30, 2006 and 2005, we recorded approximately $0.4 million of amortization of intangible assets.

Total Other Income, Net

Other income for the three months ended September 30, 2006 primarily consisted of interest income of approximately $0.1 million, compared to approximately $38 thousand of interest income during the same period of the prior year.

Income Tax Expense

During the three months ended September 30, 2006 and 2005, we recorded net income tax expense related to our profitable UK business of approximately $0.8 million and approximately $1.0 million, respectively.

The following table sets forth a comparison of the components of our net loss for the nine months ended September 30, 2006 and 2005:

	(In thousands)			% Change
	2006	2005	$ Change
		(Restated)
Total revenues	$41,942	$46,926	$(4,984)	(11)%
Costs of service revenues	30,147	27,590	2,557	9
Research and development	910	1,190	(280)	(24)
Marketing and sales	5,459	6,189	(730)	(12)
General and administrative	14,648	14,383	265	2
Impairment of assets	—	214	(214)	(100)
Restructuring	527	1,900	(1,373)	(72)
Amortization of intangible assets	1,322	1,289	33	3
Total other income, net	121	1,817	(1,696)	(93)
Income tax expense	1,206	1,590	(384)	(24)
Net loss	(12,156)	(5,602)	(6,554)	>100

Revenues

Total revenues for the nine months ended September 30, 2006 of approximately $41.9 million represented a decrease of approximately $5.0 million, or approximately 11%, as compared to revenues of approximately $46.9 million for the comparable period of 2005.

Our US service revenues for the nine months ended September 30, 2006 of approximately $21.6 million declined by approximately $2.5 million, or approximately 10%, as compared to approximately $24.1 million for the comparable period of 2005, primarily due to declines in pricing and volume for our government paternity and forensic casework testing services. We are experiencing severe pricing pressure in our government funded paternity services as the Federal government recently reduced its matching funding to the states from 90% to 66%. We expect this pricing pressure to continue. This decline was slightly offset by increased volume for our other forensic testing services.

Revenues from our UK based testing services declined by approximately $2.3 million, or approximately 10%, to approximately $20.1 million during the nine months ended September 30, 2006, as compared to approximately $22.4 million during the comparable period of the prior year. Specifically, our UK based forensic testing services declined due to reduced volume and pricing in non-violent crime testing services, reduce volume in scrapie agricultural testing services and declines in pricing for some of our PACE database testing services; with such declines offset slightly by increased paternity testing due to increased volume. For the nine months ended September 30, 2006, as compared to the same period in 2005, our UK revenues were unfavorably impacted by approximately 1%, as a result of the exchange rate movement of the British Pound as compared to the US dollar.

Our operations in the UK provided all of our animal and agricultural testing services, in addition to a portion of our forensic and paternity DNA testing services, and accounted for approximately 48% of our total revenues for each of the nine month periods ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, approximately 70% and 79%, respectively, of our UK revenues were derived through agreements with two contractors, DEFRA and FAL.

We perform forensic testing services for several police forces throughout the UK through our agreement with FAL. Revenues derived through the FAL agreement accounted for approximately 24% and 29% of our total revenues and approximately 51% and 61% of our UK revenues for the nine months ended September 30, 2006 and 2005, respectively. In 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent LGC is in a position to compete for the business we currently conduct for FAL through the FAL agreement. On July 7, 2006, we received from FAL notice of termination of this agreement, effective July 15, 2007. As a result of our receipt of the notice of termination, we are in discussions with LGC regarding the transitioning of services we provide to UK police forces, including addressing the provision of services to police forces whose contract with FAL extends beyond the termination of our contract with FAL. We have been and are implementing plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services. On September 25, 2006, following competitive bidding processes, we were awarded new DNA contracts directly with the Kent and Sussex police forces and with the City of London police force. The award by the Kent and Sussex police forces is an exclusive contract to provide PACE database testing services and Crime Scene Stain profiling, for a term of three years, with options to extend for a further two years, and the award by the City of London police is to provide them with PACE database testing services, for a term of five years. We continue to expect our UK operations to be a significant part of our business.

In May 2006, the DEFRA contract for scrapie genotyping services was extended through December 2006, and on October 18, 2006, our contract with DEFRA was extended through December 2007 and 2008. Under the terms of the agreement extension, we will now become the exclusive supplier of genotyping services offered to sheep farmers under the UK government’s National Scrapie Plan for Great Britain, which is designed to help British farmers breed sheep with reduced genetic susceptibility to the prion disease scrapie.

During the nine months ended September 30, 2006, we recognized approximately $0.3 million in other revenues, specifically license and grant revenues, as compared to approximately $0.4 million during the comparable period in 2005.

Cost of Service Revenues

Cost of service revenues were approximately $30.1 million, or approximately 72% of revenues, for the nine months ended September 30, 2006, compared to approximately $27.6 million, or approximately 59% of revenues, for the comparable period of the prior year. The increase in cost of service revenues and cost of service revenues as a percentage of revenues primarily reflects declines in pricing and volumes for our US forensic casework testing services, US government paternity testing services and UK non-violent crime testing services; declines in pricing for some of our UK PACE database testing services; declines in our agricultural testing services due to lower scrapie testing volume; and increased laboratory personnel costs.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2006 were approximately $0.9 million, a decrease of approximately $0.3 million from approximately $1.2 million for the comparable period of the prior year, primarily as a result of spending reductions following the closure of our Germantown, Maryland facility.

Marketing and Sales

Marketing and sales expenses for the nine months ended September 30, 2006 were approximately $5.5 million, as compared to approximately $6.2 million during the comparable period of the prior year. The decrease in marketing and sales expenses of approximately $0.7 million was primarily due to decreased personnel costs and decreased spending in radio advertising related to our marketing and sales programs in our private paternity testing business.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2006 were approximately $14.6 million, an increase of approximately $0.3 million, as compared to approximately $14.4 million for the comparable period of the prior year. The increase in general and administrative expenses for the nine months ended September 30, 2006 included increases in consulting expenses, professional fees for audit and legal expenses and stock-based compensation recorded in accordance with SFAS 123(R). The increases were partially offset by decreases in recruiting, rent, software licenses, depreciation and personnel costs.

Restructuring

Restructuring expenses for the nine months ended September 30, 2006 were approximately $0.5 million, a decrease of approximately $1.4 million, as compared to approximately $1.9 million for the comparable period of the prior year. The restructuring costs in 2006 primarily consisted of employee severance costs resulting from workforce reductions in our Princeton, New Jersey corporate office and for facility obligation costs for our Germantown, Maryland and old Dallas, Texas facilities. The restructuring costs in 2005 were primarily for employee severance costs related to workforce reductions in our corporate office and the Germantown, Maryland facility, as well as for other costs related to the closure of the Germantown, Maryland facility.

Amortization of Intangible Assets

During each of the nine months ended September 30, 2006 and 2005, we recorded approximately $1.3 million of amortization of intangible assets.

Total Other Income, Net

Interest income for the nine months ended September 30, 2006 was approximately $0.4 million, compared to approximately $0.2 million during the same period of the prior year.

Other expense for the nine months ended September 30, 2006 was approximately $0.3 million, which primarily consisted of an accrual of a penalty payment associated with our February 2004 private placement equity offering and an impairment charge on available-for-sale securities that were determined to be other-than-temporarily impaired.

Other income for the nine months ended September 30, 2005 was approximately $1.7 million, which primarily consisted of a non-cash gain on the acquisition of treasury stock in connection with the settlement of escrow claims and the return of treasury shares associated with our December 2001 acquisition of Lifecodes Corporation.

Income Tax Expense

During the nine months ended September 30, 2006 and 2005, we recorded net income tax expense related to our profitable UK business of approximately $1.2 million and approximately $1.6 million, respectively. Income tax expense for the nine months ended September 30, 2005 was net of a tax benefit of approximately $0.5 million related to the reversal of a tax reserve, due to the closing of the applicable statute of limitations in January 2005. This benefit partially offset our income tax expense related to our UK business of approximately $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had approximately $12.5 million in cash and cash equivalents as compared to approximately $23.2 million as of December 31, 2005. Working capital decreased to approximately $14.6 million at September 30, 2006 from approximately $22.8 million at December 31, 2005. This decrease in working capital was primarily a result of the net loss for the nine months ended September 30, 2006.

We believe that our existing cash and cash equivalents will be sufficient to sustain our operations for at least the next twelve months; however, we expect to need additional cash to strengthen our balance sheet as our turnaround continues and we seek to more aggressively build the company.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the nine months ended September 30, 2006 and 2005:

	(In thousands)			% Change
	2006	2005	$ Change
Cash provided by (used in):
Operating activities	$(10,501)	$(2,458)	$(8,043)	>100%
Investing activities	(1,096)	9,593	(10,689)	>(100)
Financing activities	42	(184)	226	>(100)

Net cash used in operations for the nine months ended September 30, 2006 was approximately $10.5 million compared with net cash used in operations of approximately $2.5 million for the comparable period in the prior year. The decline in operating cash flows was mainly a result of a higher net loss as well as an increased paydown in accounts payable and accrued expenses for the nine months ended September 30, 2006 than for the comparable period in the prior year. Investing activities during the nine months ended September 30, 2006 included approximately $1.9 million of capital expenditures, partially offset by the release of approximately $0.8 million of restricted cash; as compared to approximately $12.3 million in net proceeds from the sales of short-term securities, partially offset by approximately $2.8 million in capital expenditures for the comparable period in the prior year. Financing activities during the nine months ended September 30, 2006 consisted of proceeds from the issuance of common stock; while financing activities for the comparable period in the prior year consisted of approximately $0.4 million used to repay debt and approximately $0.1 million used to repay patent obligations, partially offset by approximately $0.3 million of proceeds from the issuance of common stock.

Penalty on February 2004 Private Placement

On February 27, 2004, we issued approximately 3,158,000 shares of our common stock and four-year warrants to purchase an additional approximately 632,000 shares of our common stock in a private placement to 33 investors. The per share purchase price for the shares of common stock was $9.60 and the warrants have a per share exercise price of $13.20. Pursuant to the terms of the securities purchase agreement for the financing, we registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission, or SEC, on May 28, 2004. Pursuant to the terms of the securities purchase agreement, we must use our best efforts to keep the registration statement continuously effective for a period of five years or until all shares registered thereon have been sold. In addition, the securities purchase agreement provides that we may be obligated to pay penalties to the investors if the investors are not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement for five or more trading days, whether or not consecutive. As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, the investors were no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. This penalty is payable as of April 7, 2006 and on each monthly anniversary thereof while such shares of common stock are not permitted to be sold under an effective registration statement. The penalty totaled 1% of the aggregate purchase price of the shares of common stock issued on February 27, 2004 that remained unsold by the investors as of April 7, 2006 for the first month and 2% for each additional month thereafter. To fulfill our obligations under the securities purchase agreement, on July 10, 2006, we filed a post-effective amendment to the registration statement to convert it from a registration statement on Form S-3 to a registration statement on Form S-1, to enable the investors to sell their shares of common stock issued in the financing and upon exercise of the warrants under an effective registration statement. The SEC declared the post-effective amendment effective on July 20, 2006. As of September 30, 2006, the penalty payment that we are obligated to pay to the investors was approximately $0.3 million.

Use of Form S-3

As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, our securities cannot be registered on or traded under a registration statement on Form S-3 until we regain compliance with the requirements for the use of that form.

Restricted Cash

As of September 30, 2006, cash restricted under one of our operating leases and one government contract, in the amount of $1.0 million, is reflected as a long-term asset in the consolidated balance sheet.

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

We believe that our existing cash and cash equivalents will be sufficient to sustain our operations for at least the next twelve months; however, we expect to need additional cash to strengthen our balance sheet as our turnaround continues and we seek to more aggressively build the company. However, we may not be able to raise additional funds or raise funds on terms that are acceptable to us, if at all. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot be certain that our business or operations will not consume available resources more rapidly than anticipated. We also cannot be certain that we will not require additional funding beyond amounts currently anticipated before we can achieve profitable operations. We also may need additional capital if we seek to acquire other businesses or technologies.

As of December 31, 2005, our net operating loss, or NOL, carryforwards were approximately $234 million and approximately $194 million for Federal and state income tax purposes, respectively. Our Federal and state NOL carryforwards begin to expire in 2006. Utilization of our NOL carryforwards to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Tax Reform Act of 1986, or the Act. The Act provides for a limitation on the annual use of NOL carryforwards and research and development credits following certain ownership changes, as defined by the Act, which could significantly limit our ability to utilize these carryforwards and research and development credits. We have determined that an ownership change, as defined by the Act, occurred in 1999. Approximately $36 million of NOL carryforwards is limited due to this ownership change. Additionally, because US tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for Federal income tax purposes. The NOL carryforwards subject to expiration through the year 2019 are approximately $32 million. We may have experienced other ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, our ability to utilize the aforementioned Federal NOL carryforwards may be further limited in the future.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123(R). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We have applied the modified prospective method of adoption, under which prior periods are not restated for comparative purposes. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the nine months ended September 30, 2006 includes expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and expense for all share-based payments granted during the nine months ended September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation is classified within cost of service revenues, research and development, marketing and sales and general and administrative on the consolidated statement of operations.

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

We use the Black-Scholes option pricing model to estimate the fair value of options granted, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately not vest and the expected dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation and, consequently, the related amount recognized in the consolidated statements of operations. The expected volatility assumption is based on the daily historical volatility of our stock price, over the expected term of the option. Our stock options are considered “plain vanilla” options based on the guidance in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and as such we have elected the use of the “simplified” method, whereby we have assumed that all options will be exercised midway between the vesting date and the contractual term of the option to determine the expected term of the option. We have not paid dividends since our inception, nor do we expect to pay any dividends for the foreseeable future, thus the expected dividend yield assumption is zero. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

When we determine that the carrying value of amortizable intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business. Net amortizable intangible assets and long-lived assets amounted to approximately $18.8 million as of September 30, 2006. Goodwill is subject to at least an annual recoverability assessment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

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

Conversely, if we are profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net deferred tax assets for which a valuation has been recorded, we would record the estimated net realizable value of the net deferred tax asset at that time and would then record income taxes on our US operations at a rate equal to our combined Federal and state effective rate of approximately 40%.

Recently Issued Accounting Pronouncements

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The cumulative effect from the initial adoption of SAB 108 may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. We will begin to apply the provisions of SAB 108 during the fourth quarter of 2006. Management is currently evaluating the requirements of SAB 108 and has not yet determined the impact it will have on the consolidated financial statements.

In September 15, 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We will be required to adopt this statement in the first quarter of 2008. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact this standard will have on the consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and the investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of September 30, 2006, we have no long-term debt obligations.

Foreign Currency Risk

Our business derives a substantial portion of its revenues from UK operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, British Pound Sterling. We also record all of our US operational transactions, including cash inflows and outflows, in US dollars. We expect that international sales will continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our reported financial results. The significant percentage of our revenue derived from our UK operations makes us vulnerable to unfavorable fluctuations in the exchange rate, which would have an unfavorable translation impact on our consolidated financial results. We may hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date. There has not been any significant change to the foreign currency sensitivity analysis we performed as of December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our principal executive and financial officers reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because we have not yet completed the full remediation of the material weaknesses discussed under Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2005. The material weaknesses were as follows: (i) we did not have adequate policies and procedures designed to ensure that financial reporting information related to significant, non-routine transactions was properly identified and communicated and (ii) we did not have adequate policies and procedures designed to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis.

In 2006, management has made progress in remediating certain aspects of the material weaknesses reported, specifically in regards to additional disclosure meetings, the routing of non-routine transactions for review and assessment to both the Corporate Controller and the Chief Executive Officer, conducting an accounting training course for our US field and certain corporate accounting staff focused on our enhanced accounting policies and procedures to ensure that all financial close documentation and review requirements are proper and adequate and the hiring of a new Chief Executive Officer who has stressed and supports improved communication among internal departments. Other aspects of the reported material weaknesses are still in the remediation process and appear to continue to constitute material weaknesses.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation that we will not pay any dividends in the foreseeable future;

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations;

•	our expectation that the use of our DNA testing services will grow as new applications evolve in family relationship, forensic, security and animal and agricultural markets;

•	our belief that we may make investments in future acquisitions of complementary businesses or technologies;

•	our expectation that severe pricing pressure in our government funded paternity testing services will continue;

•	our intention to continue to vigorously defend ourselves against plaintiff’s claims in litigation relating to our May 5, 2000 IPO;

•	our expectation that the hearing held in 2005 will determine the interpretation of the claims brought against us in certain breach of patent litigation;

•	our plan to move for summary judgment in the above patent litigation in January 2007;

•	our belief that litigation claims arising against us from the normal course of business will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period;

•	our expectation that international sales may continue to represent a significant portion of our revenue;

•	our belief that fluctuations in foreign currency exchange rates may have an impact on our reported financial results;

•	our expectation about our significant uses of liquidity;

•	our expectation that our existing cash and cash equivalents will be sufficient to sustain our operations for at least the next twelve months;

•	our expectation that we will need additional cash to strengthen our balance sheet as our turnaround continues and we seek to more aggressively build the company;

•	our expectation that our disclosure controls and procedures or our internal control over financial reporting will not prevent all error and all fraud.

While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause actual results to vary materially, including the risks and uncertainties discussed throughout this Quarterly Report on Form 10-Q and the cautionary information set forth under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

We are a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for fraud, unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in our favor on its construction of the patents asserted against us, and the co-defendants, including us, plan to move for summary judgment in January 2007.

Additionally, we have certain other claims against us arising from the normal course of our business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period.

Item 1A. RISK FACTORS

There have not been any material changes from the risk factors as disclosed under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 as updated by the risk factors as disclosed under the heading “Risk Factors” appearing in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders on July 6, 2006, our stockholders: (i) elected two directors, George H. Poste DVM, Ph.D. and Nicole S. Williams, as Class III Directors to serve three-year terms expiring in 2009; and (ii) ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

The following table sets forth information regarding the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the Nasdaq Stock Market, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers (broker non-votes). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders meeting. The election of directors was decided by plurality of the votes cast and withholding authority to vote for a nominee for director and abstentions had no effect on the outcome of the vote. The proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 required the affirmative vote of a majority of shares of common stock voted affirmatively or negatively at the meeting on the matter. Abstentions with respect to these proposals had no effect on the outcome of the vote.

Proposals:	For	Against or Withheld	Abstentions
(i) election of directors
George H. Poste, DVM, Ph.D.	17,224,389	1,101,787	Not Applicable
Nicole S. Williams	16,885,143	1,441,033	Not Applicable
(ii) proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the current fiscal year	18,103,883	135,710	86,583

George H, Poste, DVM, Ph.D. and Nicole S. Williams will serve as Class III directors until 2009. In addition to the above directors, the following directors continue to serve on the board of directors: Sidney M. Hecht, Ph.D., Kenneth D. Noonan, Ph.D., James Beery and Thomas A. Bologna.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID CELLMARK INC.

Date: November 3, 2006	By:	/s/ John C. Deighan
John C. Deighan Corporate Controller (Principal Financial and Accounting Officer)

Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.