Form 10-K
period 2006-12-31
ORCHID CELLMARK INC
filed 2007-03-15
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30267

ORCHID CELLMARK INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3392819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4390 US Route One, Princeton, NJ	08540
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (609) 750-2200

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value Per Share	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

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

Large accelerated filer  ☐                        Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $67,992,000.

As of March 8, 2007, the registrant had 29,349,773 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 21, 2007.

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

The process of identifying unique variations in a genome is referred to as DNA testing. An individual’s identity can be confirmed with almost absolute certainty through DNA testing. First used to establish human identity in 1985, DNA testing has become the standard method used for forensic identification and to confirm paternity and other family relationships. In recent years, DNA testing has also been used in agricultural applications for selective trait breeding and related applications. DNA testing is also sometimes referred to in the industry as DNA fingerprinting, DNA typing, DNA profiling or genotyping.

Our business is primarily focused on DNA testing for human identity and to a lesser degree for agricultural applications. In the human identity area, we provide DNA testing services for forensic, family relationship and security applications. Forensic DNA testing is primarily used in the following ways: to establish and maintain DNA profile databases of individuals arrested or convicted of crimes; to analyze and compare evidence from crime scenes with these databases to possibly identify a suspect; and to confirm that a suspect committed a particular crime or to exonerate a falsely accused or convicted person. Forensic DNA testing can also be used to confirm a victim’s identity, particularly in mass disasters. Family relationship DNA testing is used to establish whether two or more people are genetically related. It is most often used to determine if a man has fathered a particular child in a paternity case. It can also be used to confirm a genetic relationship for purposes of immigration and adoption, estate settlement, genealogy and ancestry. Recently, DNA testing has been used by individuals and employers in security applications seeking to establish a person’s genetic profile and store it for identification purposes in the event of an emergency or accident. In agricultural applications, we provide DNA testing services for selective trait breeding and traceability applications. We provide agricultural susceptibility testing to enable farmers to breed sheep resistant to scrapie, a fatal, degenerative disease that affects the nervous systems of sheep and goats. We also provide genetic marker analysis in animals that can be used to confirm relationship, trace meat back to the farm of origin and breed animals with particular commercially desirable qualities.

We have operations in the United States, or the US, and in the United Kingdom, or the UK, and the majority of our current customers are based in these two countries. We provide our DNA testing services to various government agencies, private individuals and commercial companies. During the years ended December 31, 2006, 2005 and 2004, we recorded total revenues of $56.9 million, $61.6 million and $62.5 million, respectively, of which $29.3 million, $32.4 million and $36.4 million, respectively, were from our US operations. We recorded international revenues, primarily in the UK, of $27.6 million, $29.2 million and $26.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Our principal executive offices are located at 4390 US Route One, Princeton, New Jersey, 08540. Our telephone number is (609) 750-2200 and our website address is www.orchid.com. Our Corporate Code of Conduct and Ethics as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to these reports, which have been filed with the Securities and Exchange Commission, or SEC, are available free of charge through the Investor section on our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we file reports and other information with the SEC electronically, the public may obtain access to those documents at the SEC’s Internet website: www.sec.gov. We include our web site address in this Annual Report on Form 10-K as an inactive textual reference only.

Background

All living organisms contain DNA, which encodes genetic information in cells. DNA determines the structure, function and behavior of cells and individual hereditary characteristics. DNA was first used to confirm human identity in 1985 and has since been used to revolutionize many applications involving individual identification, particularly forensic investigations. The introduction of DNA testing in the criminal justice system, both in the US and abroad, has been characterized as the most significant improvement in forensic science since the introduction of fingerprinting over 100 years ago. DNA evidence left behind at a crime scene affords prosecutors with a means of identifying a suspect with almost absolute certainty. In addition, DNA evidence has proved to be the best currently available method for a wrongfully accused individual to prove his or her innocence. Studies published by the Federal Bureau of Investigation, or FBI, indicate that approximately 30% of primary suspects arrested in sexual assault cases are excluded from the suspect pool based on the use of DNA testing. Also, post-conviction DNA testing of previously untested evidence has resulted in more than 190 prisoners being exonerated to date in the US, including more than a dozen that were death row inmates.

After the first phase of the human genome sequence was completed in 2000, attention turned from mapping the sequence of the genome to identifying genetic differences between individuals and applying this knowledge to the healthcare and other related fields. In recent years, scientists have analyzed large portions of DNA to determine the sequence of nucleotide bases within the human genome and within the genomes of plant and animal species. Scientists hope to understand and use this molecular level knowledge to transform traditional approaches to medicine, agriculture and other fields. The increasing availability of non-human genomic data is driving the use of genetic variability information for animal identification, which is expected to produce improved characteristics in livestock or crops and protect humans against animal-borne diseases.

Technologies Utilized

All DNA testing currently used for identity purposes examines specific segments of DNA that exhibit variability between different individuals and animals. Two forms of such variability are known as Short Tandem Repeats, or STRs, which we utilize in DNA testing services for forensic, family relationship and security applications, and single nucleotide polymorphisms, or SNPs, which we utilize in DNA testing services for agricultural applications.

STRs

An STR is a portion of DNA in which small segments are repeated a variable number of times. Typically, there are 10 to 25 possible variations of a given human STR marker, with each person having just one or two variations, which can be used in forensic and family relationship testing. By looking at a moderate number of STRs, a DNA profile is determined that is virtually unique for each individual. STRs are the most common genetic markers used to determine identity in forensic and paternity applications.

A DNA profile can be determined from any type of biological specimen containing nuclear DNA, including blood or a tissue sample, such as a cheek swab. These specimens may be used for determining profiles of suspects, victims and criminals, for paternity testing and for determining the profile of an animal for relationship testing and traceability applications. The STR markers used to establish a person’s identity have been selected specifically to be able to confirm identity without inadvertently providing other information about the individual, such as information concerning the individual’s current health or susceptibility to certain diseases or adverse responses to medications.

A DNA profile can also be determined from DNA contained in biological evidence from a crime scene, such as blood stains, semen, hair, skin, bone, teeth and even minute traces of saliva resident on cigarette butts or postage stamps. DNA profiles derived from crime scene evidence can be compared with that of a suspect or victim, and can be catalogued in a database for future comparison, much like fingerprints. DNA testing can also be used to confirm that a suspect committed a particular crime or exonerate a falsely accused or convicted person. In various countries around the world, DNA samples are also collected from criminals, profiled and entered into national databases. Evidence from crime scenes in which no suspect has yet been identified can be analyzed and compared with this database to possibly identify a suspect. In the US, there are 13 standard STR markers that are analyzed by public and private forensic laboratories to establish DNA profiles. These profiles can then be uploaded to the FBI-managed national criminal database known as the Combined DNA Index System, or CODIS, as well as to individual state databases.

DNA testing may also be used in paternity and other family relationship testing. Since DNA markers are inherited, the profile of a child can be compared with that of the alleged father to confirm or exclude him as the child’s biological father. Similarly, DNA markers can prove family relationships for several other purposes including individuals immigrating to a country or for children being adopted. Individuals and employers have also used DNA testing to establish a person’s genetic identity and store it for future reference in the event of an emergency or accident.

SNPs

The second form of variability in DNA involves a change in a SNP, which is the most common form of genetic variation. By looking at a moderate number of SNPs, usually between 50 and 70, a unique genetic profile can be determined for an animal or other organism. We use SNPs to determine commercially desirable qualities such as disease resistance in animals. For example, the identification of SNPs in sheep which can be used to determine which sheep have susceptibility or resistance to the animal disease scrapie. By identifying sheep that are susceptible to scrapie, the disease may ultimately be bred out of the sheep population. Analyzing SNPs in animals can also provide breeders with genetic data relating to such characteristics as meat quality and milk production.

Testing Services

In the human identity area, we provide DNA testing services for forensic, family relationship and security applications. In agricultural applications, we provide DNA testing services for selective trait breeding and traceability applications.

Based on our review of publicly available information regarding contract sizes and competitor activity, supplemented by industry publications and third-party market assessment data, we believe we are one of the largest providers of forensic and family relationship testing in the US, and we are also a recognized leading provider of such services in the UK. Based on these same sources, we believe that the US and UK are some of the largest existing markets for our services today, and the majority of our current customers are based in these countries. We conduct forensic DNA testing primarily for government agencies. We provide family relationship testing services to both government agencies and private individuals. We market security DNA testing services to government agencies, commercial companies and private individuals. We perform agricultural DNA testing services for government agencies and commercial companies. We have four accredited laboratories in the US and one in the UK, which provide all of our DNA testing services.

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

We intend to continue to develop and evaluate new technologies for enhancing our laboratory processes, including instrumentation, automation and new testing methodologies, which we expect will enable us to reduce our costs and improve the quality of our service offerings. All of the reagents and instruments utilized in our services are highly specialized. We currently have a three-year purchase agreement with one supplier through which we purchase the majority of reagents and other components for use in our DNA testing services. While comparable reagent kits and instruments are available from multiple suppliers in the event of a supply problem, switching suppliers would require obtaining the approval of certain of our customers and may necessitate changing instruments on which we perform DNA testing services, which could require significant capital investment.

Human Identity DNA Testing Services

Forensic DNA Testing Services

We are a leading forensic DNA testing provider known for high quality and expert staff, having tested numerous high profile forensic cases. We test a variety of forensic evidence samples collected at crime scenes, also known as casework. Testing services may be provided to implicate or exclude a known suspect, or may be provided in the absence of a suspect to generate a DNA profile of a perpetrator for use in searching criminal DNA databases. Although the majority of testing is done for criminal justice agencies, we also provide testing services for defense attorneys. Casework testing may be provided on an individual case basis or under contract. Contract services are usually awarded through a competitive bid process in which specifications are issued in the form of a request for proposal, or RFP, and vendors respond with a sealed bid by a specified date. These contracts typically have a term of one to three years.

In addition to casework testing, we also provide DNA identification profiles of individuals for inclusion in national, state and local criminal DNA databases. In the US, DNA specimens are collected from arrestees and convicted criminals and are tested by our laboratories to provide DNA profiles for inclusion in the CODIS database, as well as individual state databases. In the UK, DNA specimens are also collected from arrestees and are tested in our UK laboratory to provide DNA profiles for inclusion in the National DNA Database, or NDNAD. DNA evidence from criminal cases with no known suspects may be screened against these databases to help identify a possible suspect.

In the US, the CODIS database currently stores the DNA profiles of over 4 million convicted offenders and over 160,000 forensic case DNA profiles. To date, more than 43,000 criminal investigations have been aided in the US by matching DNA profiles generated from crime scene evidence against the CODIS database. In the UK, the NDNAD currently stores more than 3.7 million DNA profiles, and through the use of this database more than 320,000 suspect to crime scene matches have been made since the database’s inception in 1995. We anticipate volume growth in CODIS and NDNAD work based on legislation in both the US and the UK, increased federal funding in the US, and improved utility of the growing CODIS and NDNAD databases. In the US, there has been a significant increase in the number of contracts awarded by states to address the backlog of cases with no known suspect for screening against the CODIS database. At this time, 44 states have passed felon DNA testing legislation and seven states have passed arrestee DNA testing legislation. DNA testing is also starting to be used in the US for non-violent crimes like burglary and auto theft. The UK has had considerable success using DNA evidence to solve property crimes, which comprise the vast majority of the more than 320,000 suspect to crime scene matches.

Our forensic testing services are performed in our accredited facilities located in Nashville, Tennessee, Dallas, Texas, and in Abingdon, UK. We anticipate that our current facilities should serve our near term capacity needs for forensic testing services. We have selectively focused certain services in specific facilities, where appropriate, to maximize economies of scale, while at the same time implementing activities to decrease costs and increase capacity.

Both of our forensic testing facilities in the US are accredited by the American Society of Crime Lab Directors/Laboratory Accreditation Board, or ASCLD/LAB, and the National Forensic Science Testing Center, or NFSTC. All of our forensic testing facilities also maintain ISO 17025 Forensic Quality Services, or FQS-I, accreditation and our UK forensic testing laboratory also maintains ISO 9001:2000 accreditation.

The value of DNA testing in solving crimes is increasingly being recognized and we anticipate that federal and state governments in the US and national and local governments in the UK will allocate greater resources to support wider use of DNA testing. This is evidenced by the US legislation known as “The Justice for All Act of 2004,” encompassed in the President’s DNA Testing Initiative, in which the federal government indicated its intent to allocate more than $1 billion over fiscal years 2005 to 2009 towards reducing the backlog of forensic testing that currently exists in the US criminal justice system. Additional federal legislation in the US was passed that allows for a significant expansion of forensic DNA testing of arrestees and includes provisions for DNA testing of illegal immigrants. Through a process directed by the National Institute of Justice, or NIJ, states may apply for federal funds to assist in testing the enormous backlog of untested cases with no known suspect. Substantial portions of the funds awarded to the states are designated for outsourcing to private sector laboratories. Contracts are then awarded by the states receiving the federal funds under competitive procurement. Such contracts are awarded based on a matrix of criteria including experience, capacity, quality and price, and are usually for a term of one to three years with options to extend under certain circumstances. Virtually all contracts require ASCLD/LAB, ISO 17025 FQS-I or NFSTC accreditation.

We provide a full range of forensic DNA testing services to UK police forces, from the routine analysis of DNA samples for submission to the NDNAD to the analysis of evidence for the most serious crimes. This testing is provided through our UK facility. UK government funding for DNA analysis increased significantly from 2001 to 2005 through its DNA Expansion Plan.

On July 15, 2002, we entered into a five-year agreement with Forensic Alliance Ltd., or FAL, to provide forensic DNA testing services as an exclusive subcontractor to all customers of FAL, which includes police departments throughout the UK. In 2005, FAL was acquired by LGC Ltd., or LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent LGC is in a position to compete for the business we currently conduct through the FAL agreement. On July 7, 2006, we received from FAL notice of termination of this agreement, effective July 15, 2007. As a result of our receipt of the notice of termination, we are in discussions with LGC regarding the transitioning of services we provide to UK police forces, including addressing the provision of services to police forces whose contract with FAL extends beyond the termination of our contract with FAL. We have been and are implementing plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services. To date, we have successfully bid, in competitive bidding processes, on forensic contracts with three different UK police forces. Additionally, in December 2006, we submitted another bid to provide forensic services to multiple police forces in the UK. We expect a decision with respect to this bid will be announced in the spring of 2007.

Each of our forensic DNA testing facilities has broad capabilities in handling the complex evidence samples related to casework. Further, we have developed, and continue to develop, processes and procedures designed to allow us to handle larger testing volumes to the extent required under specific contracts, or in response to the expanding initiatives to reduce the backlog of no-suspect cases. We have continued to expand our service offerings in forensic testing with new technology or novel approaches for special cases, new services to help solve non-violent crimes and our DNA Express Service, which provides accelerated testing services at a premium price in the US market. Specialty testing services include Y chromosome STR analysis, which is important in sexual assault analysis, as well as mitochondrial DNA testing and SNP based testing, both of which are beneficial in analyzing very small or extremely degraded DNA samples.

Family Relationship DNA Testing Services

Family relationship DNA testing is used to establish that two or more people are genetically related, and is most often used to determine if a man has fathered a particular child in a paternity case. It can also be used to confirm a genetic relationship for purposes of immigration, adoption, estate settlement, genealogy, ancestry and storing genetic profiles. We offer paternity DNA testing services to both governmental agencies and private customers. Laboratory testing is done in our accredited laboratories located in East Lansing, Michigan, Dayton, Ohio and Abingdon, UK.

Government paternity testing

The government paternity testing market in the US and UK, which comprises the majority of our paternity testing services, involves tests ordered by state or county governmental agencies commonly referred to as Child Support Enforcement Agencies, or CSEAs. In the US, CSEAs are required by law to identify the biological father of a child if the child is born out of wedlock, or in the case of divorce, if a presumptive father files a successful motion to have biological paternity questioned. In the US, effective October 1, 2006, the federal government decreased its reimbursement percentage of the costs of paternity testing incurred by CSEAs from 90% to 66%, which has caused us to experience severe pricing pressure in our government funded paternity services. The federal government reimburses the CSEAs, provided they abide by certain federal regulations. These regulations, which have aided the expansion of the market, provide incentives to the CSEAs to increase effectiveness and efficiency in their paternity establishment measures. We provide services to our government paternity clients under contracts awarded in a competitive bid process which typically have a term of one to three years. The contract bidding process is highly competitive and the criteria used to determine the awards vary. Typically, specifications are issued in the form of a RFP and vendors respond with a sealed bid by a specified date. In some cases, contracts are awarded solely on the basis of price, while in other cases, a scoring matrix to achieve the desired mix of price, quality and service is used. In the UK, there is only one child support agency, administered by the Department for Work and Pensions, responsible for helping to identify the biological father of a child. We were selected in a competitive bidding process as the exclusive provider of such paternity testing services to this agency in 2005.

Private paternity testing

Private paternity testing is relationship DNA testing marketed and provided to private individuals. Our private paternity DNA testing services are provided in the US and UK to individuals and legal and healthcare professionals. In addition to offering services directly to individuals, we have relationships with firms and individuals acting as our marketing agents in the US. We typically supply products and materials to these marketing agents and in return, the agent agrees to exclusively utilize our services for their customers seeking private paternity testing.

Immigration and other DNA testing

We also provide testing services to private individuals wishing to immigrate to the UK, US and Canada as well as to certain foreign government agencies in charge of immigration in their jurisdictions. This testing is done to verify claimed family relationships for visa applications. We provide this testing under contract or from an approved vendor list.

Our other DNA testing services include testing which is designed to help ensure that workers on high-risk assignments could be accurately identified in the event of an emergency or accident, to confirm Native American genetic lineage for tribal enrollment and DNA profiling which allows individuals to preserve their genetic history.

Agricultural DNA Testing Services

Scrapie Genotyping

Through our facility in the UK, we currently conduct genotyping services under the UK government’s project to help British farmers breed sheep with reduced susceptibility to the animal disease scrapie. Following a competitive bid process, we were awarded a multi-year contract in 2001 to generate scrapie genotypes for the project and we have since genotyped more than 2 million sheep. The project is part of the innovative National Scrapie Plan, or NSP, for the UK developed by the Department for Environment, Food and Rural Affairs, or DEFRA, in conjunction with the Agriculture and Rural Affairs Departments in Scotland and Wales. Scrapie, one of the transmissible spongiform encephalopathies, is an untreatable, fatal disease, similar to mad-cow disease, that affects sheep worldwide. DEFRA is providing the testing of sheep free of charge to sheep farmers as part of the NSP in order to help farmers breed sheep that are less susceptible to this disease. With an estimated UK sheep population of over 40 million, scrapie has the potential to cause significant economic losses to farmers. Prevention of the disease agent’s ability to maintain itself is viewed as the most effective way to limit the spread of the disease. Sheep with SNPs associated with a genetic resistance to scrapie are selected as breeding stock. Over time, farmers expect to produce flocks with greatly reduced vulnerability to the condition and, in turn, decrease the risk of animal diseases disseminating into the food supply. In association with farming practices, scrapie testing typically experiences a seasonality whereby testing peaks at the end of the summer. Under our agreement with DEFRA, we are guaranteed an annual minimum number of samples to genotype at a cost per genotype based on a sliding scale, dependent upon volume. Under the agreement, we received revenue during 2006 that was approximately 9% of our total annual revenues. In October 2006, our contract with DEFRA was extended through December 2008. Under the terms of the agreement extension, we have become the exclusive supplier of genotyping services offered to sheep farmers under the NSP. Our UK facility also provides genotyping for the Northern Ireland Scrapie Plan and the Irish National Genotype Programme.

Other Agricultural Genotyping

General concerns over animal borne pathogens entering the human food supply have led to a new market opportunity using DNA testing for meat traceability for the food industry. We believe that these general concerns may continue to expand interest in food safety and increase demand for our agricultural testing services. In addition, due to an increase in demand for better quality meat products globally and the increasing availability of SNPs associated with certain qualities such as marbling in meat and meat products, we expect that there may be new opportunities to develop assays to detect meat qualities and to perform ongoing agricultural genotyping services for the commercial meat industry. We also continue to develop similar assays utilizing this technology for use on other animals that would either identify disease susceptibility, enable diseased meat traceability or detect certain quality traits. We provide other agricultural testing services from our facility in the UK.

Intellectual Property

We currently own, or have exclusive licenses to, 57 US issued patents and 67 foreign issued patents, and have received a notice of allowance for two additional patent applications. Additionally, we have 54 pending patent applications, of which 12 are US applications and 42 are foreign patent applications. Of our existing patent portfolio, both issued and pending, approximately half primarily relates to microfluidic technology. The microfluidic technology patents do not relate to our business of DNA testing services. The remainder of our patent portfolio includes methods to identify and utilize SNPs. We have sought and intend to continue to seek patent protection for novel uses of SNPs in the genetic testing field. In cases where novel uses of SNPs have already been patented by a third party, we may need to obtain a license for the use of this technology to make use of or sell services or products using such technology. As of December 31, 2006, the majority of patents that we own or exclusively license have approximately eight years remaining before they expire.

Our patent strategy is to protect existing intellectual property relevant to our focused business of DNA testing services. We rely on both patent and trade secret protection of our intellectual property. However, we cannot be certain that patents will be issued from any of our patent applications or that any issued patents will have sufficient breadth to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or determined to be unenforceable so that our patent rights would not create an effective competitive barrier. The laws of some foreign countries may not protect our proprietary rights to the same extent as US law. Our strategy will continue to concentrate on protection of our intellectual property as it relates to our DNA testing services. Our existing patent portfolio continues to reflect our international scope and includes pursuing patent protection mainly in North America and Europe.

We continue to maintain a number of out-license agreements that rely on technology we own claimed under US patent numbers 5,888,819, 6,013,431 and 6,004,744. We also provide agricultural testing services that rely on the technology claimed in the aforementioned patents, as well as technology we exclusively license claimed under patent number 5,846,710. We license these patents under exclusive agreements with Saint Louis University.

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

We have 37 trademarks for which we have received registrations or notices of allowance in the US and elsewhere. We also have one trademark application pending. Some of the key trademarks for which we have either received registrations or notices of allowance include the Orchid logo, Orchid Cellmark, 1-800-DNA-TEST and Ready-to-Know.

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

In the UK, the NDNAD requires us, as a provider of forensic testing in the UK, to comply with ISO 17025 standards described above.

In the US and UK, we are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. The cost of any possible violation of these regulations could have an adverse effect on our business and results of operations.

Employees

As of December 31, 2006, we had 403 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that we maintain good relationships with our employees. Our success will depend in part on our ability to attract and retain skilled and experienced employees, including our ability to recruit an adequate number of trained DNA analysts.

Competition

In each of our markets, we compete with other companies offering services that are similar to those that we offer. In addition, in the US, government laboratories also provide forensic DNA testing services for their jurisdictions, which is a significant share of the testing done. Some of our competitors have greater financial, operational, sales and marketing resources and more experience in research and development and commercialization than we have. Moreover, some competitors may have greater name recognition than we do, and may offer discounts on their services or products as a competitive tactic.

In the field of forensic DNA testing, our competitors include the following entities: The Bode Technology Group, Reliagene, Identigene, Commonwealth Biotechnologies and Laboratory Corporation of America in the US, along with Forensic Science Service and LGC in the UK. Our competitors in the field of family relationship testing include the following entities: Laboratory Corporation of America, DNA Diagnostics, Reliagene, Identigene, Genetree and Paternity Testing Corporation in the US, along with Crucial Genetics, Anglia DNA, LGC, Forensic Science Service, DadCheck, DNA Bioscience, The Paternity Company, DNA Now and DNA Diagnostics in the UK. In agricultural DNA testing, our competitors include Genaissance (part of Clinical Data, Inc.) and LGC.

Item 1A. RISK FACTORS

If any of the matters included in the following risks were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the value of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

If we fail to maintain the service contracts we have with various governmental agencies or fail to enter into additional contracts, we would lose a significant source of revenues.

We currently derive almost all of our revenues from the forensic, family relationship and agricultural testing fields. These services are heavily dependent upon contracts with various governmental agencies, which are typically open to bid and usually have a term from one to three years. The process and criteria for these awards are typically complex and highly competitive, particularly with respect to the price of the services offered. Although we have not previously been debarred or disqualified for breach or non-performance of any contract, if such debarment or disqualification were to occur we may not be awarded future government contracts. We may not be able to maintain any of our existing governmental contracts or be the successful bidder on any additional governmental contracts which may become available in the future, or we may not be able to negotiate terms acceptable to us in connection with any governmental contract awarded to us, which could adversely affect our results of operations and financial condition.

We currently receive a significant percentage of our annual gross revenue through relationships with two customers, one of whom has notified us of the termination of our agreement with them.

In August of 2001, we entered into a three-year agreement with DEFRA to provide genotyping on sheep in order to test the animals for their susceptibility or resistance to scrapie. These services were provided under an initiative called the National Scrapie Plan to provide genotyping services in the hopes of aiding British farmers to breed sheep with reduced susceptibility to scrapie. Under the agreement, we received revenue during 2006 that was approximately 9% of our total revenues. In October 2006, our contract with DEFRA was extended through December 2008. If this agreement is terminated or if we cannot renew this agreement, we would lose our scrapie genotyping business, which would have a material impact on the financial condition of our business.

We also perform forensic testing services for several police forces throughout the UK through our agreement with FAL. It is by virtue of our relationship with FAL that we have been able to increase our revenues based on forensic testing such that the revenue we received under this arrangement was approximately 23% of our total revenues for the fiscal year ended December 31, 2006. In 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent a possible competitor for the business we currently conduct for FAL. On July 7, 2006, we received from FAL notice of termination of this agreement, effective July 15, 2007. We have been and are implementing plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services. As a result of our receipt of the notice of termination, we are in discussions with LGC regarding the transitioning of services we provide to UK police forces, including addressing the provision of services to police forces whose contract with FAL extends beyond the termination of our contract with FAL. We continue to expect our UK operations to be a significant part of our business. If our discussions with LGC do not result in an acceptable transition of the services we perform on behalf of FAL or if we are unable to successfully implement plans to enable us to directly provide our services to UK police forces, including having in place in a timely manner the necessary personnel and infrastructure, or are unsuccessful in securing a sufficient number of agreements directly with UK police forces, our business would be materially adversely affected.

Together, these two agreements constituted 66% of our international revenues and 32% of our total revenues for the fiscal year ended December 31, 2006.

We currently rely primarily on a single supplier for the majority of reagents and other components for the performance of our DNA testing services.

We are currently in the second year of a three-year purchase agreement with one supplier through which we purchase the majority of reagents and other components for use in our DNA testing services. In the event for any reason we are unable to obtain supplies from this supplier, we do have the ability to purchase reagents and components from other suppliers. However, if we had to switch to a different supplier or multiple suppliers, we would be required to obtain the approval of certain of our customers and we may be required to also change the instruments on which we perform DNA testing services, which could require significant capital investment. In addition, we receive substantial discounts based upon reaching a specific threshold of purchases per year of reagents and other components from this supplier. If we fail to reach the required threshold of purchases in any one year, our future discounts on purchases of reagents and other components from this supplier would decrease, which could have an adverse effect on our financial results.

Our future sales and marketing efforts may not be successful in achieving revenue growth.

We plan to continue to market our services to governments, commercial companies and private individuals. Our ability to successfully obtain new business, and where appropriate, enter into and maintain agreements with our customers, depends in part on the quality and pricing of our services. If we are unable to successfully implement our marketing plans, fail to maintain or enhance the quality of our services, or fail to offer attractive pricing for our services, our results of operations and financial condition could be adversely affected.

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

We regularly compete in an open bid forum in order to secure or renew contracts with various law enforcement and governmental agencies for the provision of DNA-based testing services. A contract award may have limits that may be paid out under the contract (as allowed by state or other approved funding), and we are not always able to rely on a fixed amount of revenue based on services provided under the contract. For example, there may be a regulatory or other administrative basis beyond our control for which we do not receive the anticipated number of samples to be tested under a contract, which may have an adverse outcome on services billed or revenue received during a given fiscal period. Also, many contracts with governmental agencies allow for the agency to terminate a contract at any time if funding is not available to pay for our services.

Our failure to comply with applicable government and industry regulations or to maintain accreditations may affect our ability to develop, produce or market our potential services and may adversely affect our results of operations.

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

Our business includes international sales which are subject to certain inherent risks, including difficulties in collecting accounts receivable, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, currency fluctuations as they impact reported results, changes in regulatory requirements and difficulties in enforcement of contractual obligations and intellectual property rights. During 2006, we derived 48% of our revenues from international sales. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and while there is currently no material adverse impact to our financial results, future material adverse exchange rate movements would have an unfavorable translation impact on our consolidated financial results.

We had an accumulated deficit of $317 million as of December 31, 2006. If we fail to reach profitability and need to raise additional capital to fund our current and future operating plans or obtain such capital on unfavorable terms, then we may have to take further cost-cutting measures.

We have expended significant resources developing our facilities and funding commercialization activities. As a result, we have incurred significant losses to date. We had net losses of approximately $11.3 million, $9.4 million and $8.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. We anticipate that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. If we fail to reach cash flow self sufficiency, we may need to raise additional funds through the sale of equity, convertible debt or equity-linked securities and/or we may have to further review our existing operations to determine new cost cutting measures, such as further consolidation of operational facilities and/or reductions in staff. We may not be able to raise additional funds or raise funds on terms that are acceptable to us, if at all. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future financing needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We have limited sales and marketing resources, and as a result, we may not achieve our expected revenue growth.

We currently have limited sales and marketing resources and we are subject to the possibility that our competitors may recruit our employees. As of December 31, 2006, none of our key sales and marketing employees had employment contracts with us. We also do not maintain key man life insurance policies for any of these individuals. Our sales and marketing resources are used to market our services to governments, commercial companies and private individuals. If our limited sales and marketing resources become inadequate, our expected revenue growth and financial condition could be adversely affected.

We may be held liable for any inaccuracies associated with our services, which may require us to defend ourselves in costly litigation.

We provide forensic, family relationship and agricultural testing services. Claims may be brought against us for incorrect identification of family relationships or other inaccuracies. Litigation of these claims in most cases is covered by our existing insurance policies. However, we could expend significant funds during any litigation proceeding brought against us and litigation can be a distraction to management. If a court were to require us to pay damages that are not covered by our existing insurance policies, the amount of such damages could significantly harm our financial condition, and even if covered, damages could exceed our insurance policy coverage limits. We currently maintain professional liability insurance with a maximum coverage limitation of $10 million. We have been named a defendant in a number of minor suits relating to our DNA testing services, including claims of incorrect results. None of the outcomes of these suits have had a material adverse effect on our business to date.

Our improvement of existing technologies and our ability to capture and develop future technologies to be utilized in our service offerings may not be commercially successful, which could adversely affect our revenues.

We are currently developing and commercializing a limited number of services based on our technologies in DNA testing of humans and for agricultural purposes. These services involve uses of products, software and technologies that require validation for commercial application, and we cannot assure you that we or our customers will be able to recognize a cost-effective, commercial benefit in using our technology. In addition, any assays we develop utilizing SNP analysis technology may not be useful in assisting in food safety testing. Only a limited number of companies have developed or commercialized services based on SNP technology to date. Accordingly, even if we or our customers are successful in developing effective assays utilizing SNP technology for food safety testing, we cannot assure you that these discoveries will lead to commercially successful service offerings. If we fail to successfully develop our SNP technologies or any services based on such technologies, we may not achieve a competitive position in the market.

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

Should we experience the occurrence of a natural disaster affecting one or more of our laboratories such that we would be unable to continue to provide services out of a particular facility for an extended period of time, and we were not able to scale up operations at our other facilities in order to continue to provide such services, we would be at risk of losing significant contractual revenue from governmental agencies, since many of our governmental agency contracts allow for the agency to terminate the contract early if we became unable to continue to render such services for an extended period of time, usually 90 days or more. However, we have multiple facilities, and may be able to shift operations from one facility to another in the event of a natural disaster, thereby mitigating the effects thereof.

Although we carry insurance for recovery in the instance of a natural disaster, the limits of this insurance are $32 million, and it is possible that our coverage will not be the same in all locations or that a loss in such an instance could exceed our ability to recover such costs.

Our success will depend partly on our ability to operate without misappropriating the intellectual property rights of others.

We may be sued for infringing, or may initiate litigation to determine that we are not infringing, on the intellectual property rights of others. Intellectual property litigation is costly, and could adversely affect our results of operations. If we do not prevail in any intellectual property litigation, we might have to pay damages, and we could be required to stop the infringing activity, or required to obtain a license to or design around the intellectual property in question. If we are unable to obtain a required license on acceptable terms, or are unable to practice non-infringing technologies or processes, we may be unable to sell some of our services, which would result in reduced revenues. We are named a defendant in a patent litigation matter. However, we believe we had the right to practice such technology by virtue of a third-party agreement, and we are actively engaged in defending this litigation. Other than the foregoing, we are not aware of any assertions that we are misappropriating the intellectual property rights of others.

If we cannot enter into new development or licensing agreements, we may be unable to further enhance our service offerings.

Our strategy for developing and commercializing technologies and services based on our discoveries depends upon our ability to enter into development and licensing arrangements. Our ability to enter into advantageous licensing or development agreements will depend upon whether or not companies that have technology complimentary to ours are willing or able to enter into an agreement with us, and on our ability to allocate financial resources to such investment. We also may have to rely on our collaborators and licensees or licensors for marketing of services, or distribution of services. If we are unable to enter into such development and licensing arrangements or implement our strategy to develop and commercialize additional services, it would have a material adverse effect on our results of operation and financial condition. If we enter into collaborations or licensing arrangements, we may be forced to relinquish rights to certain of our technologies, or grant licenses to third parties on terms that are unfavorable to us.

If our patent applications do not result in issued patents, our competitors may obtain rights to commercialize our discoveries, which would harm our competitive position.

Our success will depend, in part, on our ability to obtain patent protection on our proprietary technologies and services and to enforce such protection. We may not be able to obtain new patents for these technologies and services. We also may not have the resources to aggressively protect and enforce existing patent protection. We may need to obtain a license from certain third parties with respect to any patent covering technologies or methodologies which we wish to incorporate into our service offerings, but we may not be able to acquire such licenses on terms acceptable to us, if at all.

The scope of our issued patents may not provide us with adequate protection of our intellectual property, which would harm our competitive position.

Any issued patents that cover our proprietary technologies may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent may be challenged with respect to its validity or its enforceability. The US Patent and Trademark Office (or a court of appropriate jurisdiction), or any one of a number of foreign patent offices where we have pursued patent protection, may invalidate one or more of our patents. In addition, third parties may have patents of their own which could, if asserted, prevent us from practicing our proprietary technologies, including the methods we use to conduct genotyping. If we are otherwise unable to practice our patented technologies, we may not be able to commercialize our technologies or services. We currently believe that there may be at least one company actively infringing our proprietary single base primer extension technology. However, we have not completed an analysis of this third party’s practices or of the practices of any other third parties and cannot form a conclusion at this time as to infringement.

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could result in the forfeiture of these rights.

In order to protect or enforce our patent rights, we may need to initiate patent litigation against third parties. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. These lawsuits could result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents. We cannot assure you that we will prevail in any future litigation or that a court will not find damages or award other remedies in favor of the opposing party in any of these suits. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which would likely cause the market price of our stock to decline.

Other rights and measures that we rely upon to protect our intellectual property may not be adequate to protect our services and could reduce our ability to compete in the market.

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

To our knowledge, we have never been materially harmed by a breach under any of the circumstances listed above. However, if our intellectual property is disclosed or misappropriated, it would harm both our ability to protect our rights and our competitive position. The pursuit of a remedy for such an alleged breach may require a substantial amount of our resources, time, effort and expenses.

Our ability to utilize our net operating loss carryforwards may be limited.

As of December 31, 2006, our net operating loss, or NOL, carryforwards were approximately $242 million and approximately $167 million for federal and state income tax purposes, respectively. Our federal and state NOL carryforwards begin to expire in 2007. Utilization of our NOLs to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Tax Reform Act of 1986, or the Act. The Act provides for a limitation on the annual use of NOL carryforwards and research and development credits following certain ownership changes, as defined by the Act, which could significantly limit our ability to utilize or sell these carryforwards and research and development credits. We have determined that an ownership change, as defined by the Act, occurred in 1999. Approximately $41 million of NOL carryforwards is limited due to this ownership change. We may have experienced other ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, our ability to utilize the aforementioned federal NOL carryforwards may be further limited in the future.

Risks Associated with Our Common Stock

Future issuance of our securities may dilute the rights of our stockholders.

Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, preferences, privileges and other terms of those shares. Our Board of Directors may exercise this authority without any further approval of our stockholders. Additionally, if we need to raise additional funds through the sale of equity, convertible debt or equity-linked securities, your percentage ownership in us on a diluted basis will be reduced. These transactions may dilute the value of our outstanding common stock. We may also issue securities that have rights, preferences and privileges senior to our common stock.

We have various mechanisms in place that stockholders may not consider favorable, which may discourage takeover attempts and may prevent or frustrate attempts by stockholders to change our direction or management.

Certain provisions of our certificate of incorporation and by-laws, as well as Section 203 of the Delaware General Corporation Law and our adoption of a stockholder rights plan, may discourage, delay or prevent a change in control or the ability of stockholders to change our direction or management, even if the changes would be beneficial to stockholders. These provisions include:

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

The market prices for securities of companies quoted on The Nasdaq Stock Market, including our market price, have in the past been, and are likely to continue in the future to be, very volatile. Between January 1, 2005 and December 31, 2006, the closing price of our common stock ranged from a low of $2.05 to a high of $13.91. The Nasdaq Composite Index has significantly declined since our initial public offering in May 2000 and remains very volatile. The market price of our common stock has been, and likely will continue to be, subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•	announcements regarding the results of development efforts by us or our competitors;

•	announcements regarding the acquisition of technologies or companies by us or our competitors;

•	changes in our existing development or licensing arrangements or formation of new development or licensing arrangements;

•	the loss of existing business;

•	our inability to secure new contractual relationships for our genotyping services or new volume of testing samples at acceptable prices;

•	technological innovations or new service offerings developed by us or our competitors;

•	changes in our intellectual property portfolio;

•	developments or disputes concerning our proprietary rights;

•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us;

•	additions or departures of our key personnel;

•	our operating losses; and

•	continued economic uncertainty with respect to the valuation of certain technology companies and other market conditions.

Fluctuations in our quarterly revenues and operating results may negatively impact our stock price.

Our revenues and results of operations have fluctuated significantly in the past and these fluctuations are likely to continue in the future due to a variety of factors, many of which are outside of our control. These factors include:

•	the timing of US federal funding for forensic DNA testing through the NIJ;

•	our ability to secure new contractual relationships for forensic, family relationship and agricultural testing or retain existing relationships upon contract expirations;

•	the volume and timing of testing samples received in our laboratories for testing services;

•	the inherent seasonality in our agricultural testing business;

•	the number of trained DNA analysts which are available to process the samples for testing services;

•	the number, timing and significance of new services introduced by our competitors;

•	our ability to develop, market and introduce new services on a timely basis;

•	our ability to maintain and grow the volume of forensic testing services in the UK through directly providing our services to UK police forces;

•	changes in the cost, quality and availability of intellectual property and components required to perform our services; and

•	availability of commercial and government funding to researchers who use our services.

Fixed operating costs associated with our technologies and services, as well as personnel costs, marketing and sales programs and overhead costs, account for a substantial portion of our operating expenses. We cannot adjust these expenses quickly in the short term. If our testing volumes and related pricing decline due to market pressure, our revenues will decline and we may not be able to reduce our operating expenses accordingly. Our loss of revenues and failure to reduce operating expenses would harm our operating results. In addition, market and other conditions may require certain non-cash charges such as impairment charges related to long-lived assets and restructuring charges to be recorded by us in future periods. If our operating results in any quarter or quarters fail to meet the expectations of public market analysts or investors, the market price of our common stock is likely to fall.

We cannot assure you that your investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

In Princeton, New Jersey, we lease an approximately 11,000 square foot facility, which serves as our corporate headquarters. We lease an approximately 22,000 square foot facility in Dallas, Texas, an approximately 18,000 square foot facility in Nashville, Tennessee, an approximately 17,000 square foot facility in Dayton, Ohio and an approximately 9,000 square foot facility in East Lansing, Michigan. In addition, we lease a total of approximately 45,000 square feet in two buildings located in Abingdon, UK. We currently believe our facilities are sufficient to meet our space requirements through at least the next twelve months.

Item 3. LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as a defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We believe that the allegations are without merit and have, and intend to continue to, vigorously defend ourselves against plaintiffs’ claims. In this regard, on or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for us entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, we received notice of the court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers involved in this IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court. On April 24, 2006, the court held a fairness hearing but has not ruled on the motion for final approval of the settlement.

We are a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in our favor on its construction of the patents asserted against us, and the co-defendants, including us, moved for summary judgment in January 2007. A hearing on the defendant’s motions for summary judgment is scheduled to occur in June 2007.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “ORCH.” The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by Nasdaq:

	Common Stock
	High	Low
2006:
First Quarter	$8.12	$5.66
Second Quarter	5.50	2.30
Third Quarter	2.78	2.05
Fourth Quarter	3.67	2.27

2005:
First Quarter	$13.91	$11.06
Second Quarter	11.49	8.70
Third Quarter	11.18	8.41
Fourth Quarter	8.90	5.71

On March 8, 2007, the closing sale price of our common stock was $4.21

Stockholders

As of March 8, 2007, there were 315 stockholders of record.

Dividends

We have not paid dividends to our common stockholders since our inception and do not plan to pay cash dividends in the foreseeable future, as we currently intend to retain earnings, if any, to finance our growth.

Item 6. SELECTED FINANCIAL DATA

	Year ended December 31
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated statements of operations data:
Total revenues	$56,854	$61,609	$62,499	$50,627	$50,425
Operating expenses:
Cost of service revenues	39,705	37,496	34,963	29,014	25,957
Cost of product revenues	—	—	—	—	1,690
Research and development	1,228	1,616	1,632	3,193	21,006
Marketing and sales	6,766	8,744	7,041	6,087	8,701
General and administrative	18,980	20,383	22,360	23,517	32,967
Impairment of assets	—	255	393	837	20,771
Restructuring	437	2,514	1,130	76	6,880
Amortization of intangible assets	1,765	1,763	1,785	1,807	3,039

Total operating expenses	68,881	72,771	69,304	64,531	121,011

Operating loss	(12,027)	(11,162)	(6,805)	(13,904)	(70,586)
Total other income (expense), net	899	2,069	(103)	1,218	(1,085)

Loss from continuing operations before income taxes	(11,128)	(9,093)	(6,908)	(12,686)	(71,671)
Income tax benefit (expense)	(143)	(346)	(1,121)	(1,645)	577

Loss from continuing operations	(11,271)	(9,439)	(8,029)	(14,331)	(71,094)
Loss from discontinued operations	—	—	(783)	(9,237)	(9,003)

Net loss	(11,271)	(9,439)	(8,812)	(23,568)	(80,097)
Dividends to Series A preferred stockholders	—	—	(14)	(534)	—
Accretion of Series A redeemable convertible preferred stock discount resulting from conversions	—	—	(1,129)	(2,645)	—
Beneficial conversion feature of Series A redeemable convertible preferred stock	—	—	—	(744)	—

Net loss allocable to common stockholders	$(11,271)	$(9,439)	$(9,955)	$(27,491)	$(80,097)

Basic and diluted net loss per share allocable to common stockholders	$(0.45)	$(0.39)	$(0.46)	$(2.14)	$(7.42)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	24,892	24,284	21,828	12,831	10,800

	December 31
	2006	2005	2004	2003	2002
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$24,144	$23,198	$30,486	$9,938	$9,985
Working capital	29,973	22,835	33,047	7,540	9,475
Total assets	60,850	61,669	75,622	59,429	70,434
Long-term debt, less current portion	—	—	—	415	2,299
Series A redeemable convertible preferred stock	—	—	—	3,897	—
Total stockholders’ equity	50,906	45,477	58,250	31,147	38,693

The following transactions had a material effect on the comparability of the data presented in the consolidated financial data above: the sale of our common stock in February and March 2002, the decision to discontinue the Life Sciences instrumentation business including the sale of assets in 2002, the line of credit entered into in 2002, the sale of Series A redeemable convertible preferred stock in March 2003, the decision in 2003 to realign the GeneShield business and the decision in 2002 to sell the Diagnostics business. The results of the Diagnostics business have been classified as discontinued operations and the related assets and liabilities are included as held for sale in 2003 and 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006 and for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto and the Selected Financial Data included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity. We focus our business on DNA testing primarily for human identity and to a lesser extent agricultural applications. In the human identity area, we provide DNA testing services for forensic, family relationship and security applications. Forensic DNA testing is primarily used to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with crimes, confirm that a suspect committed a particular crime or to exonerate an innocent person. Family relationship DNA testing is used to establish whether two or more people are genetically related. Recently, DNA testing has been used by individuals and employers in security applications by seeking to establish a person’s genetic identity and store it for identification purposes in the event of an emergency or accident. In agricultural applications, we provide DNA testing services for food safety and selective trait breeding. We have operations in the US and in the UK, and the majority of our current customers are based in these two countries. Over the past few years, we have completed our transformation from a technology development organization to a DNA laboratory testing company, with multiple service offerings in the US and the UK.

On November 21, 2006, we entered into definitive agreements with certain new and existing institutional investors to raise approximately $14.0 million in gross proceeds ($13.2 million in net proceeds after direct transaction costs) in a common stock private placement. Pursuant to the agreements, we sold approximately 4,875,000 shares of common stock at $2.88 per share. The transaction closed on November 21, 2006. We filed a registration statement on Form S-1 covering the resale of the shares of common stock sold in the transaction, which was declared effective by the SEC on December 29, 2006.

Our operations in the UK provided all of our agricultural testing services, in addition to a portion of our paternity and forensic DNA testing services, and accounted for 48% and 47% of our total revenues for 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, 66% and 78%, respectively, of our UK revenues were derived through agreements with two contractors, which were the Department for Environment, Food and Rural Affairs, or DEFRA and Forensic Alliance Ltd., or FAL. We expect our UK operations to continue to be a significant part of our business.

We perform forensic testing services for several police forces throughout the UK through our agreement with FAL. Revenues derived through the FAL agreement accounted for approximately 23% and 29% of our total revenues and approximately 48% and 60% of our UK revenues for the years ended December 31, 2006 and 2005, respectively. In 2005, FAL was acquired by LGC Ltd., or LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent LGC is in a position to compete for the business we currently conduct through the FAL agreement. On July 7, 2006, we received from FAL notice of termination of this agreement, effective July 15, 2007. As a result of our receipt of the notice of termination, we are in discussions with LGC regarding the transitioning of services we provide to UK police forces, including addressing the provision of services to police forces whose contract with FAL extends beyond the termination of our contract with FAL. We have been and are implementing plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services. To date, we have successfully bid, in competitive bidding processes, on forensic contracts with three different UK police forces. Additionally, in December 2006, we submitted another bid to provide forensic services to multiple police forces in the UK. We expect a decision with respect to this bid will be announced in the spring of 2007.

In October 2006, our contract with DEFRA was extended through December 2008. Under the terms of the agreement extension, we will now become the exclusive supplier of genotyping services offered to sheep farmers under the UK government’s National Scrapie Plan, or NSP, for Great Britain, which is designed to help British farmers breed sheep with reduced genetic susceptibility to the disease.

Operating Highlights

Our revenues are predominately generated from DNA testing services provided to our customers. Our costs and expenses include costs of service revenues, research and development expenses, marketing and sales expenses, general and administrative expenses and other income and expense. Costs of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples and facility expenses. Research and development expenses consist primarily of salaries and related costs, fees paid to consultants and outside service providers for development, laboratory supplies and other expenses related to the design, development, testing and enhancement of our services. Marketing and sales expenses consist of salaries and benefits for marketing and sales personnel within our organization and all related costs of selling and marketing our services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other corporate expenses.

Our operating results declined for 2006 as compared to 2005. Overall, for the year ended December 31, 2006, as compared to 2005, total revenues decreased by 8%, and gross margin decreased to 30% as compared to 39% in the comparable period in 2005. The decline in revenues and gross margin was primarily a result of declines in revenues from our US government paternity testing services, UK forensic testing services and UK agricultural testing services and increased laboratory personnel costs. The decline in revenues and gross margin was partially offset by increased revenues from our UK contracted government paternity testing services and US forensics testing services. For the year ended December 31, 2006, our operating expenses, other than cost of service revenues, decreased by 17% as compared to 2005, primarily as a result of decreased marketing and sales, general and administrative and research and development expenses due to our focus on cost containment, as well as a decrease in restructuring expenses.

RESULTS OF OPERATIONS

Years ended December 31, 2006 and 2005

The following table sets forth a year-over-year comparison of the components of our net loss for the years ended December 31, 2006 and 2005:

	2006	2005	$ Change	% Change
	(In thousands)
Total revenues	$56,854	$61,609	$(4,755)	(8)%
Cost of service revenues	39,705	37,496	2,209	6
Research and development	1,228	1,616	(388)	(24)
Marketing and sales	6,766	8,744	(1,978)	(23)
General and administrative	18,980	20,383	(1,403)	(7)
Impairment of assets	—	255	(255)	(100)
Restructuring	437	2,514	(2,077)	(83)
Amortization of intangible assets	1,765	1,763	2	0
Interest income	(617)	(522)	(95)	18
Interest expense	—	81	(81)	(100)
Other (income) expense	(282)	(1,628)	1,346	(83)
Income tax expense	143	346	(203)	(59)
Net loss	(11,271)	(9,439)	(1,832)	19

Revenues

Total revenues for the year ended December 31, 2006 of $56.9 million represented a decrease of approximately $4.8 million, or approximately 8%, as compared to revenues of $61.6 million for 2005.

Our US service revenues for the year ended December 31, 2006 of $29.0 million declined by $2.2 million, or approximately 7%, as compared to $31.2 million for 2005, primarily due to declines in pricing and volume for our government paternity testing services. We are experiencing severe pricing pressure in our government funded paternity services as the federal government recently reduced the reimbursement percentage of the cost of paternity testing to the states from 90% to 66%. We expect this pricing pressure to continue. This decline was slightly offset by increased volume for our US forensic testing services.

Revenues from our UK-based testing services declined by $1.6 million, or approximately 6%, to $27.6 million during the year ended December 31, 2006, as compared to $29.2 million for 2005. Specifically, our UK-based testing services declined due to reduced volume and pricing in non-violent crime testing services and reduced volume in scrapie testing services, with such declines partially offset by increased revenues from government paternity testing due to increased volume and pricing. For the year ended December 31, 2006, as compared to the same period in 2005, our UK revenues were favorably impacted by approximately 1%, as a result of the exchange rate movement of the British Pound as compared to the US dollar. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and while there is currently no material adverse impact to our financial results, future material adverse exchange rate movements would have an unfavorable translation impact on our consolidated financial results.

Our operations in the UK provided a portion of our forensic and paternity DNA testing services, in addition to all of our agricultural testing services, and accounted for approximately 48% and 47% of our total revenues for the years ended December 31, 2006 and 2005, respectively. As discussed above, for the years ended December 31, 2006 and 2005, approximately 66% and 78%, respectively, of our UK revenues were derived through agreements with two contractors, which were DEFRA and FAL.

Revenues derived through the FAL agreement accounted for approximately 23% and 29% of our total revenues and approximately 48% and 60% of our UK revenues for the years ended December 31, 2006 and 2005, respectively. FAL has notified us that our agreement with them will terminate effective July 15, 2007. Although we have taken steps to market our services historically provided through FAL directly to police forces in the UK, there can be no assurances that we will successfully transition to a direct service provider after the termination of the FAL agreement. If we are unsuccessful in making this transition, future revenues could be negatively impacted. We have been and are implementing plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services. To date, we have successfully bid, in competitive bidding processes, on forensic contracts with three different UK police forces. Additionally, in December 2006, we submitted another bid to provide forensic services to multiple police forces in the UK. We expect a decision with respect to this bid will be announced in the spring of 2007. We expect our UK operations to continue to be a significant part of our business.

In October 2006, our contract with DEFRA was extended through December 2008. Under the terms of the agreement extension, we will now become the exclusive supplier of genotyping services offered to sheep farmers under the UK government’s NSP, which is designed to help British farmers breed sheep with reduced genetic susceptibility to the disease. Although we became the exclusive supplier of genotyping services under the NSP, we expect revenues under our contract with DEFRA to decline for the year ending December 31, 2007 as compared to the year ended December 31, 2006 due to lowered pricing.

During the year ended December 31, 2006, we recognized $0.3 million in other revenues, specifically license and grant revenues, as compared to $1.2 million for 2005. The decline in other revenues is principally due to lower royalties received on our microfluidic technology during the year ended December 31, 2006. Our microfluidic technology patents do not relate to our business of DNA testing services. Effective September 1, 2005, Motorola, Inc., or Motorola, converted its exclusive license to our microfluidic technology to a non-exclusive license agreement. Under the exclusive license, Motorola paid us a minimum annual fee of $1.0 million, while the non-exclusive license payments are 4% of sales of products incorporating our technology by Motorola.

Cost of Service Revenues

Cost of service revenues were $39.7 million, or approximately 70% of total revenues, for the year ended December 31, 2006, compared to $37.5 million, or approximately 61% of total revenues, for 2005. The increase in cost of service revenues and cost of service revenues as a percentage of total revenues primarily reflects declines in pricing and volumes for our US government paternity testing services and UK non-violent crime testing services, as well as increased laboratory personnel costs.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2006 were $1.2 million, a decrease of $0.4 million from $1.6 million for 2005. The decrease was primarily a result of spending reductions following the closure of our former Germantown, Maryland facility in September 2005.

Marketing and Sales

Marketing and sales expenses for the year ended December 31, 2006 were $6.8 million, as compared to $8.7 million for 2005. The decrease in marketing and sales expenses of $2.0 million was primarily due to decreased personnel costs, travel costs and spending in radio advertising related to our marketing and sales programs in our private paternity testing business.

General and Administrative

General and administrative expenses for the year ended December 31, 2006 were $19.0 million, a decrease of $1.4 million, as compared to $20.4 million for the comparable period of the prior year. The decrease in general and administrative expenses for the year ended December 31, 2006 included decreases in travel, recruiting, rent, depreciation and personnel costs, due to our focus on cost containment. The decreases were partially offset by increases in consulting expenses and stock-based compensation recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123(R).

Restructuring

Restructuring expenses for the year ended December 31, 2006 were $0.4 million, a decrease of $2.1 million, as compared to $2.5 million for the comparable period of the prior year. The restructuring costs in 2006 primarily consisted of employee severance costs resulting from workforce reductions in our Princeton, New Jersey corporate office and for facility obligation costs for our former Germantown, Maryland and Dallas, Texas facilities. The restructuring costs in 2005 were primarily for employee severance costs related to workforce reductions in our corporate office and the Germantown, Maryland facility, as well as for other costs related to the closure of the Germantown, Maryland facility.

Amortization of Intangible Assets

During each of the years ended December 31, 2006 and 2005, we recorded $1.8 million of amortization expense.

Total Other Income, Net

Interest income for the year ended December 31, 2006 was $0.6 million, compared to $0.5 million during the same period of the prior year.

We did not incur any interest expense in 2006, as our outstanding long-term debt was paid in full during the third quarter of 2005. Interest expense for the year ended December 31, 2005 was $0.1 million.

Other income for the year ended December 31, 2006 was $0.3 million, which primarily consisted of non-cash gains resulting from the reversal of certain non-operating accounts payable and accrued expenses and a reduction in the fair value of a lease guarantee liability, partially offset by an accrual of a penalty payment associated with our February 2004 private placement equity offering, losses on disposal of fixed assets and an impairment charge on available-for-sale securities that were determined to be other-than-temporarily impaired.

Other income for the year ended December 31, 2005 was $1.6 million, which primarily consisted of a non-cash gain on the acquisition of treasury stock in connection with the settlement of escrow claims and the return of treasury shares associated with our December 2001 acquisition of Lifecodes Corporation, or Lifecodes.

Income Tax Expense

During the years ended December 31, 2006 and 2005, we recorded income tax expense of $0.1 million and $0.3 million, respectively. For the year ended December 31, 2006, we recognized current foreign tax expense of $1.1 million, primarily for our profitable business in the UK, and $0.2 million of deferred foreign tax benefit, primarily for our profitable businesses in the UK and Canada. In 2006, we reversed $0.2 million of a tax reserve, with the impact included in the above current foreign tax expense amount, for tax return positions taken on our UK subsidiary tax return filings with respect to intercompany transactions due to the closing of the statute of limitations for our 2004 UK tax return. In addition, we recorded a tax benefit of $0.7 million associated with the sale of some of our state NOL carryforwards.

For the year ended December 31, 2005, we recognized a current foreign tax expense of $1.1 million and $0.1 million of deferred foreign tax benefit, primarily for our profitable business in the UK. Prior to 2005, we had recorded tax reserves for tax return positions taken on our UK subsidiary tax return filings with respect to intercompany transactions. In 2005, we reversed $1.5 million of this tax reserve, with the impact included in the above current foreign tax expense amount, due to the closing of the statute of limitations for our 2002 UK tax return and an assessment of our remaining tax position with respect to tax return positions taken on our 2003 and 2004 UK subsidiary tax return filings. In addition, we recorded a tax benefit of $0.7 million associated with the sale of some of our state NOL carryforwards.

Net Loss

For the year ended December 31, 2006, we reported a net loss of $11.3 million, which represented an increase of 19% as compared to a net loss of $9.4 million for the year ended December 31, 2005.

Years ended December 31, 2005 and 2004

The following table sets forth a year-over-year comparison of the components of our net loss for the years ended December 31, 2005 and 2004:

	2005	2004	$ Change	% Change
	(In thousands)
Total revenues	$61,609	$62,499	$(890)	(1)%
Cost of service revenues	37,496	34,963	2,533	7
Research and development	1,616	1,632	(16)	(1)
Marketing and sales	8,744	7,041	1,703	24
General and administrative	20,383	22,360	(1,977)	(9)
Impairment of assets	255	393	(138)	(35)
Restructuring	2,514	1,130	1,384	>100
Amortization of intangible assets	1,763	1,785	(22)	(1)
Interest income	(522)	(243)	(279)	>100
Interest expense	81	141	(60)	(43)
Other (income) expense	(1,628)	205	(1,833)	>(100)
Income tax expense	346	1,121	(775)	(69)
Loss from discontinued operations (1)	—	(783)	783	(100)
Net loss	(9,439)	(8,812)	(627)	7
Net loss allocable to common stockholders	(9,439)	(9,955)	516	(5)

(1)	Our Diagnostics business unit was reflected as a discontinued operation for the year ended December 31, 2004. Accordingly, the results of operations of our Diagnostics business unit have been reflected in discontinued operations for that period. We completed the sale of certain assets and liabilities related to our Diagnostics business unit in January 2004.

Revenues

Total revenues for the year ended December 31, 2005 of $61.6 million represented a decrease of $0.9 million, or 1% as compared to revenues of $62.5 million for 2004. The decrease was primarily due to a decline in our testing volumes related to our US forensic casework services, which was substantially offset by the increases in testing volumes for our US CODIS and UK forensic businesses. The decline in our US forensic casework volumes was primarily due to lower than anticipated production capacity in our Dallas facility as a result of the transition of work from our former Germantown, Maryland facility, which closed in September 2005, and lower than expected DNA analyst staffing levels. In addition, we continued to see delays in the timing of the release of bids by states and municipalities for outsourced forensic DNA testing under fiscal year 2004 NIJ funding. Revenues from our UK-based service business grew to $29.2 million during the year ended December 31, 2005 as compared to $26.1 million during the year ended December 31, 2004, driven primarily by increased forensics volume.

Our operations in the UK provided a portion of our forensic and paternity DNA testing services, in addition to all of our agricultural testing services, and accounted for approximately 47% and 42% of our total revenues for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005 as compared to the same period in 2004, our revenues were unfavorably impacted by 1% as a result of the exchange rate movement of the British Pound as compared to the US dollar. Excluding the unfavorable impact of the exchange rate movement, the growth rate in UK revenues for the year ended December 31, 2005 was 13%.

During the year ended December 31, 2005, we recognized $1.2 million in other revenues, specifically license and grant revenues, as compared to $1.5 million during the comparable period of the prior year. The decline in other revenues is principally due to lower royalties received during the year ended December 31, 2005.

Cost of Service Revenues

Cost of service revenues was $37.5 million, or 61% of total revenues, for the year ended December 31, 2005 compared to $35.0 million, or 56% of total revenues, for the comparable period of the prior year. Our gross margin for 2005 as compared to the same period in 2004 was negatively impacted by lower pricing and the amount of sample testing required per test result for some of our lines of business, the physical relocation in November 2005 of our US forensic casework operations to a new facility in Dallas, Texas and the increases in testing volumes for CODIS testing services, which have lower average gross margins than some of our other lines of business. In addition, the implementation of new processes and systems in the fourth quarter of 2005, designed to create future operational efficiencies, had a negative impact on gross margin during the implementation phase.

Research and Development

Research and development expenses for the year ended December 31, 2005 were $1.6 million, which was virtually unchanged from the prior year.

Marketing and Sales

Marketing and sales expenses for the year ended December 31, 2005 were $8.7 million as compared to $7.0 million during the comparable period of the prior year. The increase in these expenses of $1.7 million was primarily related to the addition of the business development group in the fourth quarter of 2004 that was subsequently eliminated in 2005, the expansion of our US field sales team and radio advertising for our private paternity testing services in 2005.

General and Administrative

General and administrative expenses for the year ended December 31, 2005 were $20.4 million, a decrease of $2.0 million, as compared to $22.4 million for the comparable period of the prior year. General and administrative expenses for the year ended December 31, 2004 included $3.0 million of professional fees related to capital restructuring, equity financing and related other corporate activities which did not recur in 2005. In addition, we recorded an additional expense of $0.2 million for the amortization of deferred stock compensation in 2004 as compared to 2005, as the deferred compensation became fully amortized in the first quarter of 2004. Due to our focus on reducing corporate overhead, we were able to reduce 2005 spending in insurance and employee related costs. These declines were offset by increases in general and administrative expenses in professional fees, franchise taxes, recruiting of personnel, travel, rent, bad debt expense and repairs and maintenance expense.

Impairment of Assets

During the year ended December 31, 2005, we recorded $0.3 million of charges for the impairment of assets, as compared to $0.4 million during the year ended December 31, 2004. During the year ended

December 31, 2005, the impairment charges were recorded in connection with the closure of our former Germantown, Maryland and Dallas, Texas facilities and consolidation into our new Dallas, Texas facility. The impaired assets consisted primarily of leasehold improvements and some laboratory equipment. During the year ended December 31, 2004, we continued to strategically realign our business and evaluated potential future market segments and growth strategies for this initiative. In connection with this evaluation, we recorded impairment charges of $0.4 million related to various fixed assets, consisting primarily of laboratory equipment.

Restructuring

Restructuring expenses for the year ended December 31, 2005 were $2.5 million, as compared to $1.1 million in the comparable period of 2004. During 2005, we recognized $1.6 million in restructuring charges, primarily for employee severance costs related to workforce reductions in the corporate office, as well as $0.9 million in restructuring charges related to facility closure costs for our former Germantown, Maryland and Dallas, Texas facilities.

During the year ended December 31, 2004, we recognized $1.1 million in restructuring charges related to one of our former operating facilities in Princeton, New Jersey. The charge was a result of a change in our estimate as to when we expected to sublease this facility and the estimated impact associated with such a sublease arrangement.

Amortization of Intangible Assets

During the year ended December 31, 2005, we recorded $1.8 million of amortization expense, which was virtually unchanged from the prior year.

Total Other Income, Net

Interest income for the year ended December 31, 2005 was $0.5 million, as compared to $0.2 million during the same period of the prior year. This increase was primarily due to interest received on higher cash equivalent and short-term investment balances in 2005 than in 2004.

Interest expense for each of the years ended December 31, 2005 and 2004 was $0.1 million. Our outstanding long-term debt was paid in full during the third quarter of 2005.

Total other income for the year ended December 31, 2005 was $1.6 million, as compared to other expense of $0.2 million during the prior year. This increase in other income was primarily attributable to a non-cash gain on the acquisition of treasury stock in connection with the settlement of escrow claims and the return of treasury shares associated with our December 2001 acquisition of Lifecodes.

Income Tax Expense

During the years ended December 31, 2005 and 2004, we recorded income tax expense of $0.3 million and $1.1 million, respectively. For the year ended December 31, 2005, we recognized current foreign tax expense of $1.1 million and $0.1 million of deferred foreign tax benefit, primarily for our business in the UK. Prior to 2005, we had recorded tax reserves for tax return positions taken on our UK subsidiary tax return filings with respect to intercompany transactions. In 2005, we reversed $1.5 million of this tax reserve, with the impact included in the above current foreign tax expense amount, due to the closing of the statute of limitations for our 2002 UK tax return and an assessment of our remaining tax position with respect to tax return positions taken on our 2003 and 2004 UK subsidiary tax return filings. As a result of completing our assessment, we determined that it is probable that we will sustain the tax benefit taken on the 2003 and 2004 UK tax return filings relating to certain portions of intercompany transactions with our UK subsidiary. We utilized a study performed by outside consultants to assist us in reaching this conclusion. In addition, we recorded a tax benefit of $0.7 million associated with the sale of some of our state NOL carryforwards.

During the year ended December 31, 2004, we recorded net income tax expense of $1.9 million related to our profitable UK business. This item was partially offset by $0.7 million of tax benefit associated with the sale of some of our state NOL carryforwards.

Net Loss and Net Loss Allocable to Common Stockholders

In 2005, we reported a net loss of $9.4 million compared to a net loss of $8.8 million for the comparable period of the prior year. In 2004, all previously outstanding shares of Series A redeemable convertible preferred stock were converted into common stock. In 2004, we recorded dividends and accretion of Series A redeemable convertible preferred stock of $1.1 million, which was included in our net loss allocable to common stockholders of $10.0 million for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had $24.1 million in cash and cash equivalents as compared to $23.2 million as of December 31, 2005. Working capital increased to $30.0 million at December 31, 2006 from $22.8 million at December 31, 2005. This increase in working capital was primarily a result of our November 2006 common stock private placement, which is further described below.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a year-over-year comparison of the components of our liquidity and capital resources for the years ended December 31, 2006 and 2005:

	(In thousands)		$ Change	% Change
	2006	2005
Cash provided by (used in):
Operating activities	$(11,621)	$(2,328)	$(9,293)	>100%
Investing activities	(1,580)	14,327	(15,907)	(>100%)
Financing activities	13,062	(173)	13,235	(>100%)

Net cash used in operations for the year ended December 31, 2006 was $11.6 million compared with net cash used in operations of $2.3 million for 2005. The decline in operating cash flows was mainly a result of a higher net loss, an increased paydown in accounts payable and accrued expenses, as well as decreased collections of accounts receivable for the year ended December 31, 2006 as compared to 2005. Investing activities during the year ended December 31, 2006 consisted of $2.5 million of capital expenditures, partially offset by the release of $0.8 million of restricted cash. Investing activities during the year ended December 31, 2005 consisted of $18.5 million in net proceeds from the sales of short-term securities, partially offset by $4.2 million in capital expenditures. Financing activities during the year ended December 31, 2006 consisted of net proceeds from the issuance of common stock of $13.2 million, offset by $0.1 million used to repay patent obligations. Financing activities the year ended December 31, 2005 consisted of $0.4 million used to repay debt and $0.1 million used to repay patent obligations, partially offset by $0.3 million of proceeds from the issuance of common stock.

November 2006 Private Placement

On November 21, 2006, we entered into definitive agreements with certain new and existing institutional investors to raise $14.0 million in gross proceeds ($13.2 million in net proceeds after direct transaction costs) in a common stock private placement. Pursuant to the agreements, we sold approximately 4,875,000 shares of common stock at $2.88 per share. The transaction closed on November 21, 2006. We filed a registration statement on Form S-1 covering the resale of the shares of common stock sold in the private placement, which was declared effective by the SEC on December 29, 2006.

Penalty on February 2004 Private Placement

On February 27, 2004, we issued approximately 3,158,000 shares of our common stock and four-year warrants to purchase an additional approximately 632,000 shares of our common stock in a private placement to 33 investors. The per share purchase price for the shares of common stock was $9.60 and the warrants have a per share exercise price of $13.20. We registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3, which was declared effective by the SEC on May 28, 2004. Pursuant to the terms of the securities purchase agreement, we are obligated to pay penalties to investors if the investors were not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, the investors were no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. To fulfill our obligations under the securities purchase agreement, on July 10, 2006, we filed a post-effective amendment to the registration statement to convert it from a registration statement on Form S-3 to a registration statement on Form S-1, to enable the investors to sell their shares of common stock issued in the financing and upon exercise of the warrants under an effective registration statement. The SEC declared the post-effective amendment effective on July 20, 2006. As of December 31, 2006, the penalty payment that we are obligated to pay to the investors was $0.2 million.

Restricted Cash

As of December 31, 2006, cash restricted under one of our operating leases and a government contract, in the amount of $1.0 million, is reflected as a long-term asset in the consolidated balance sheet.

Expected Uses of Liquidity in 2007

Throughout 2007, we plan to continue making substantial investments in our business. We expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples, facility expenses, marketing expenses and general and administrative costs, which consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal expenses, expenses related to our intellectual property and other corporate expenses. In addition, we may make investments in future acquisitions of businesses or technologies which would increase our capital expenditures.

The amounts and timing of our actual expenditures will depend upon numerous factors, including our development activities, our investments in technology, the amount of cash generated by our operations and the amount and extent of our acquisitions, if any. Actual expenditures may vary substantially from our estimates.

We believe that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. We do not anticipate the need to raise additional capital in 2007. However, we may need to access the capital markets for additional financing to fund future growth opportunities or to operate our ongoing business activities if our future results of operations fall below our expectations. If so, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. We also may need additional capital if we seek to acquire other businesses or technologies.

Contractual Obligations and Commercial Commitments

We maintained multiple contractual commitments as of December 31, 2006 which will support our future business operations. Such commitments relate to noncancelable operating lease arrangements, patent obligations and a lease guarantee. We have identified and quantified the most significant of these commitments in the following table.

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual obligations:
Operating lease obligations (1)	$6,476	$1,701	$2,712	$1,252	$811
Patent obligation (2)	150	150	—	—	—
Other long-term liabilities (3)	1,004	436	533	35	—

Total contractual obligations	$7,630	$2,287	$3,245	$1,287	$811

(1)	Such amounts represent future minimum rental commitments for office space and equipment leased under noncancelable operating lease arrangements.
(2)	Such amount represents an obligation in conjunction with our acquisition of US Patent No. 5,856,092 and its foreign counterparts from Affymetrix in July 2001.
(3)	Such amounts represent an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned in connection with the sale of our former Diagnostics business unit. We were required to sign this guarantee as a condition of the sale. We reflected the fair value of the guarantee at the time of the sale of the Diagnostics business of approximately $1.6 million as a reduction to the net realizable value of these assets and liabilities. We valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to subleasing the space and expected rental income from the sublease of the space. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease total approximately $1.9 million.

Limitation on the Use of Our NOL Carryforwards

As of December 31, 2006, our NOL carryforwards were approximately $242 million and approximately $167 million for federal and state income tax purposes, respectively. Our federal and state NOL carryforwards begin to expire in 2007. Utilization of our NOLs to offset future taxable income, if any, may be substantially limited due to “change of ownership” provisions in the Act. The Act provides for a limitation on the annual use of NOL carryforwards and research and development credits following certain ownership changes, as defined by the Act, which could significantly limit our ability to utilize these carryforwards and research and development credits. We have determined that an ownership change, as defined by the Act, occurred in 1999. Approximately $41 million of NOL carryforwards is limited due to this ownership change. We may have experienced other ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, our ability to utilize the aforementioned federal NOL carryforwards may be further limited in the future. If our NOL carryforwards are limited or expire, we would not be able to offset future earnings with these NOLs which could negatively impact our liquidity in the future.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition

•	stock-based compensation

•	valuation of long-lived and intangible assets and goodwill

•	income taxes

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123(R). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We have applied the modified prospective method of adoption, under which prior periods are not restated for comparative purposes. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the year ended December 31, 2006 includes expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and expense for all share-based payments granted during the year ended December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation is classified within cost of service revenues, research and development, marketing and sales and general and administrative on the consolidated statement of operations.

Stock options granted to employees, which are granted with an exercise price equal to or greater than the fair market value of our common stock at the date of grant, in general vest in four years in equal monthly installments and have a maximum term of ten years. Stock options granted to our Board of Directors in general vest in three years in equal monthly installments and have a maximum term of ten years.

We use the Black-Scholes option pricing model to estimate the fair value of options granted, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately not vest and the expected dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation and, consequently, the related amount recognized in the consolidated statements of operations. The expected volatility assumption is based on the daily historical volatility of our stock price, over the expected term of the option. Our stock options are considered “plain vanilla” options based on the guidance in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and as such we have elected to use the “simplified” method, whereby we have assumed that all options will be exercised midway between the vesting date and the contractual term of the option to determine the expected term of the option. We have not paid dividends since our inception, nor do we expect to pay any dividends for the foreseeable future, thus the expected dividend yield assumption is zero. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

The impairment test is based upon a comparison of the estimated undiscounted cash flows to the carrying value of the long-lived assets. If we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on projected discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management’s best estimate using appropriate assumptions and projections at that time. Net amortizable intangible assets and long-lived assets amounted to $18.2 million as of December 31, 2006.

We assess goodwill for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recorded in an amount equal to that excess.

Income Taxes.

We have generated NOLs for tax purposes since inception. As of December 31, 2006, these NOLs have resulted in NOL carryforwards of approximately $242 million and $167 million for federal and state income tax purposes, respectively. In addition, certain charges recorded in the current and prior years were not currently deductible for income tax purposes. These differences result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities, will be recovered from future taxable income. To the extent we believe the recovery is not likely, we have established a valuation allowance.

Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of approximately $99 million as of December 31, 2006, due to uncertainties related to our ability to utilize some of our net deferred tax assets, primarily consisting of NOL carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which the net deferred tax assets will be recoverable.

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

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155. SFAS 155 allows fair value remeasurement for any financial instruments that contain an embedded derivative and that otherwise would require bifurcation, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133, Accounting for

Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48. The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The cumulative effect from the initial adoption of SAB 108 may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. We began to apply the provisions of SAB 108 during the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We will be required to adopt this statement in the first quarter of 2008. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact this standard will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations;

•	our expectation that, with the increasing availability of non-human genomic data, improved characteristics in livestock or crops will be produced to protect humans against animal-borne diseases;

•	our belief that scientists hope to understand and use DNA molecular level knowledge to transform traditional approaches to medicine, agriculture and other fields;

•	our belief that, by identifying sheep that are susceptible to the disease scrapie, the disease may ultimately be bred out of the sheep population;

•	our belief that our experience as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts;

•	our intention to develop and evaluate new technologies to enhance our laboratory processes, including instrumentation, automation and new testing methodologies;

•	our expectation that our instrumentation, automation and new testing methodologies will enable us to reduce our costs for and improve the quality of our service offerings;

•	our anticipation that forensic DNA testing will grow based on legislation both in the US and the UK, increased federal funding in the US and improved utility of the growing CODIS and NDNAD databases;

•	our anticipation that our current facilities should serve our near term capacity needs;

•	our anticipation that federal and state governments in the US and national and local governments in the UK will allocate greater resources to support wider use of DNA testing;

•	our expectation that the decision with respect to our bid to provide forensic services to multiple police forces in the UK will be announced in the spring of 2007;

•	our belief that farmers expect to produce sheep flocks with greatly reduced vulnerability to scrapie and, in turn, decrease the risk of animal diseases disseminating into the food supply;

•	our belief that the general concern over animal-borne pathogens entering the human food supply may continue to expand interest in food safety and this concern may lead to a new market opportunity;

•

our expectation that that there will be new opportunities for us to both develop assays to detect meat qualities, and to perform ongoing agricultural genotyping services for the commercial meat industry;

•	our intention to seek and continue to seek patent protection for novel uses of SNPs in the genetic testing field;

•	our intention to continue to concentrate on protection of our intellectual property as it relates to our DNA testing services;

•	our expectation that our UK operations will continue to be a significant part of our business;

•	our expectation that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•	our anticipation that a portion of our future growth may be accomplished either by acquiring or merging with existing businesses;

•	our plan to continue to market our services to governments, commercial companies and private individuals;

•	our intention to continue to vigorously defend ourselves against plaintiff’s claims in litigation relating to our May 5, 2000 IPO;

•

our belief that litigation claims arising against us from the normal course of business will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period;

•	our expectation to not pay any dividends in the foreseeable future;

•	our intention to retain earnings, if any, to finance our growth;

•	our expectation that severe pricing pressure in our government funded paternity testing services will continue;

•	our expectation that revenues under our contract with DEFRA will decline in 2007 as compared to 2006;

•	our plan to continue to make substantial investments in our business;

•	our expectation about our significant uses of liquidity;

•	our anticipation that we do not need to raise additional capital in 2007;

•	our expectation that the adoption of SFAS 155 and FIN 48 will not have a material impact on our consolidated financial statements;

•	our expectation that international sales may continue to represent a significant portion of our revenue; and

•	our expectation that our disclosure controls and procedures or our internal control over financial reporting will not prevent all error and all fraud.

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

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of December 31, 2006, we have no long-term debt obligations.

Foreign Currency Risk

Our business derives a substantial portion of its revenues from international operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, British Pound. We record all of our US operational transactions, including cash inflows and outflows, in US dollars. We expect that international sales may continue to represent a significant portion of our revenue. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and while there is currently no material adverse impact to our financial results, future material adverse exchange rate movements would have an unfavorable translation impact on our consolidated financial results. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date. We performed a sensitivity analysis assuming a hypothetical 10% change in the value of the British Pound to US dollar currency exchange rate and currently estimate that such a change would have impacted loss before income taxes for the year ended December 31, 2006 by approximately $0.4 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORCHID CELLMARK INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Orchid Cellmark Inc.:

We have audited the accompanying consolidated balance sheets of Orchid Cellmark Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orchid Cellmark Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Orchid Cellmark Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Princeton, New Jersey

March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Orchid Cellmark Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A Controls and Procedures, that Orchid Cellmark Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orchid Cellmark Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Orchid Cellmark Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Orchid Cellmark Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orchid Cellmark Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Princeton, New Jersey

March 15, 2007

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(In thousands, except share and per share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$24,144	$23,198
Restricted cash	—	566
Accounts receivable, net of allowance of $822 and $1,506 as of December 31, 2006 and 2005, respectively	11,837	10,693
Inventory	1,072	1,054
Prepaids and other current assets	1,751	1,904

Total current assets	38,804	37,415
Fixed assets, net	8,469	9,096
Goodwill	2,321	2,177
Other intangibles, net	9,755	11,358
Restricted cash	958	1,170
Other assets	543	453

Total assets	$60,850	$61,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,417	$3,466
Accrued expenses and other current liabilities	4,904	9,077
Income taxes payable	1,013	1,212
Deferred revenue	497	825

Total current liabilities	8,831	14,580
Accrued restructuring, less current portion	—	329
Other liabilities	1,113	1,283

Total liabilities	9,944	16,192
Commitments and contingencies
Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued 29,481,480 and 24,494,649 shares at December 31, 2006 and December 31, 2005, respectively	29	24
Additional paid-in capital	366,080	351,553
Accumulated other comprehensive income	3,408	1,240
Treasury stock at cost, 163,259 common shares at December 31, 2006 and December 31, 2005	(1,587)	(1,587)
Accumulated deficit	(317,024)	(305,753)

Total stockholders’ equity	50,906	45,477

Total liabilities and stockholders’ equity	$60,850	$61,669

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005	2004
Revenues:
Service revenues	$56,566	$60,440	$60,970
Other revenues	288	1,169	1,529

Total revenues	56,854	61,609	62,499

Operating expenses:
Cost of service revenues	39,705	37,496	34,963
Research and development	1,228	1,616	1,632
Marketing and sales	6,766	8,744	7,041
General and administrative	18,980	20,383	22,360
Impairment of assets	—	255	393
Restructuring	437	2,514	1,130
Amortization of intangible assets	1,765	1,763	1,785

Total operating expenses	68,881	72,771	69,304

Operating loss	(12,027)	(11,162)	(6,805)
Other income (expense):
Interest income	617	522	243
Interest expense	—	(81)	(141)
Other income (expense)	282	1,628	(205)

Total other income (expense), net	899	2,069	(103)

Loss from continuing operations before income taxes	(11,128)	(9,093)	(6,908)
Income tax expense	(143)	(346)	(1,121)

Loss from continuing operations	(11,271)	(9,439)	(8,029)
Discontinued operations:
Loss from discontinued operations	—	—	(783)

Net loss	(11,271)	(9,439)	(8,812)
Dividends to Series A preferred stockholders	—	—	(14)
Accretion of Series A redeemable convertible preferred stock discount resulting from conversions	—	—	(1,129)

Net loss allocable to common stockholders	$(11,271)	$(9,439)	$(9,955)

Basic and diluted loss from continuing operations per share allocable to common stockholders	$(0.45)	$(0.39)	$(0.42)
Basic and diluted loss from discontinued operations per share	—	—	(0.04)

Basic and diluted net loss per share allocable to common stockholders	$(0.45)	$(0.39)	$(0.46)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	24,892	24,284	21,828

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Years ended December 31, 2006, 2005 and 2004

(In thousands)

	Common Stock		Common Stock To Be Issued	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2004	16,717	$16	$149	$317,055	$(212)	$1,641	$—	$(287,502)	$31,147
Net loss	—	—	—	—	—	—	—	(8,812)	(8,812)
Foreign currency translation adjustment	—	—	—	—	—	1,168	—	—	1,168
Unrealized loss on available-for-sale securities	—	—	—	—	—	(44)	—	—	(44)
Reclassification adjustment for realized loss on available-for-sale securities	—	—	—	—	—	185	—	—	185

Comprehensive loss									(7,503)

Issuance of common stock from exercise of stock options	194	1	—	698	—	—	—	—	699
Issuance of common stock in private placement	3,158	3	—	26,105	—	—	—	—	26,108
Issuance of common stock for conversion of Series A redeemable convertible preferred stock	2,234	2	—	3,895	—	—	—	—	3,897
Amortization of deferred compensation	—	—	—	—	212	—	—	—	212
Issuance of common stock from exercise of warrants	1,639	2	—	3,688	—	—	—	—	3,690
Issuance of common stock from cashless exercise of warrants	69	—	—	—	—	—	—	—	—
Dividends paid and payable in common stock to Series A preferred stockholders	22	—	(149)	149	—	—	—	—	—

Balance at December 31, 2004	24,033	24	—	351,590	—	2,950	—	(296,314)	58,250
Net loss	—	—	—	—	—	—	—	(9,439)	(9,439)
Foreign currency translation adjustment	—	—	—	—	—	(1,699)	—	—	(1,699)
Unrealized gain on available-for-sale securities	—	—	—	—	—	8	—	—	8
Reclassification adjustment for realized gain on available-for-sale securities	—	—	—	—	—	(19)	—	—	(19)

Comprehensive loss									(11,149)

Acquisition of treasury shares from escrow settlement	—	—	—	—	—	—	(1,587)	—	(1,587)
Cancellation of common stock from purchase accounting adjustment	(46)	—	—	(489)	—	—	—	—	(489)
Issuance of common stock from exercise of stock options	79	—	—	348	—	—	—	—	348
Issuance of common stock from cashless exercise of warrants	429	—	—	—	—	—	—	—	—
Compensation expense from modification of stock options	—	—	—	104	—	—	—	—	104

Balance at December 31, 2005	24,495	24	—	351,553	—	1,240	(1,587)	(305,753)	45,477
Net loss	—	—	—	—	—	—	—	(11,271)	(11,271)
Foreign currency translation adjustment	—	—	—	—	—	1,908	—	—	1,908
Unrealized gain on available-for-sale securities	—	—	—	—	—	8	—	—	8
Reclassification adjustment for realized loss on available-for-sale securities	—	—	—	—	—	(7)	—	—	(7)
Reclassification adjustment for impairment charge on available-for-sale securities	—	—	—	—	—	259	—	—	259

Comprehensive loss									(9,103)

Issuance of common stock in private placement	4,875	5	—	13,165	—	—	—	—	13,170
Issuance of common stock from exercise of stock options	12	—	—	42	—	—	—	—	42
Stock-based compensation expense	100	—	—	1,320	—	—	—	—	1,320

Balance at December 31, 2006	29,482	$29	$—	$366,080	$—	$3,408	$(1,587)	$(317,024)	$50,906

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(11,271)	$(9,439)	$(8,812)
Loss from discontinued operations	—	—	783
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on escrow settlement	—	(1,587)	—
(Gain) loss on sale of short-term investments	(7)	(117)	185
Non-cash compensation expense	1,320	104	212
Depreciation and amortization	5,105	5,824	5,861
Impairment of assets	259	255	393
Bad debt expense	329	315	226
(Gain) loss on sale of assets	254	38	(60)
Changes in assets and liabilities:
Accounts receivable	(1,473)	3,091	(4,349)
Inventory	(18)	304	(186)
Prepaids and other current assets	153	(357)	1,287
Other assets	(174)	(100)	(266)
Accounts payable	(1,049)	863	(2,165)
Accrued expenses and other current liabilities, including restructuring	(4,502)	(410)	2,070
Deferred revenue	(328)	(158)	(829)
Income taxes payable	(199)	(770)	(469)
Other liabilities	(20)	(184)	308

Net cash used in operating activities of continuing operations	(11,621)	(2,328)	(5,811)
Net cash used in operating activities of discontinued operations	—	—	(383)

Net cash used in operating activities	(11,621)	(2,328)	(6,194)

Cash flows from investing activities:
Capital expenditures	(2,505)	(4,196)	(3,442)
Decrease in restricted cash	778	—	79
Proceeds from sale of assets	56	51	196
Sales (purchases) of short-term investments	91	18,472	(18,355)
Net cash provided by investing activities of discontinued operations	—	—	1,600

Net cash provided by (used in) investing activities	(1,580)	14,327	(19,922)

Cash flows from financing activities:
Net proceeds from issuance of common stock	13,212	348	30,495
Repayment of debt	—	(371)	(1,933)
Payments of patent obligation	(150)	(150)	(1,400)

Net cash provided by (used in) financing activities	13,062	(173)	27,162

Effect of foreign currency translation on cash and cash equivalents	1,085	(740)	1,128

Net increase in cash and cash equivalents	946	11,086	2,174
Cash and cash equivalents at beginning of period	23,198	12,112	9,938

Cash and cash equivalents at end of period	$24,144	$23,198	$12,112

Supplemental disclosure of noncash financing and investing activities:
Issuance of common stock for conversion of the Series A redeemable convertible preferred stock	$—	$—	$3,897
Beneficial settlements of purchase accounting obligations	—	489	—
Dividends to Series A preferred stockholders issued or issuable in common stock	—	—	(14)
Accretion of Series A redeemable convertible preferred stock discount resulting from conversions and probable redemption	—	—	(1,129)
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$18	$141
Cash paid during the year for taxes	1,686	1,508	2,447

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Organization and Business Activities

Orchid Cellmark Inc. and its subsidiaries (the Company), is engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity. The Company focuses its business on DNA testing primarily for human identity and to a lesser extent agricultural applications. In the human identity area, the Company provides DNA testing services for forensic, family relationship and security applications. Forensic DNA testing is primarily used to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with crimes, to confirm that a suspect committed a particular crime or to exonerate an innocent person. Family relationship DNA testing is used to establish whether two or more people are genetically related. In agricultural applications, the Company provides DNA testing services for food safety and selective trait breeding. The Company was organized under the laws of the state of Delaware on March 8, 1995.

(b) Consolidated Financial Statements

The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in commercial paper and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents. The Company also maintains cash restricted under one of its operating leases and a government contract. As of December 31, 2006 and 2005, $1.0 million and $1.7 million of cash, respectively, was restricted, of which $1.0 million and $1.2 million, respectively, was classified as a non-current asset on the consolidated balance sheet.

(d) Accounts Receivable and Credit Risks

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

(e) Investments

Investments consist of commercial paper, auction rate securities and certificates of deposit with purchased maturities greater than three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments as available-for-sale. Available-for-sale securities are recorded at fair value based on quoted market prices. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income.

The Company did not hold any available-for-sale securities at December 31, 2006. As of December 31, 2005 the Company held available-for-sale equity securities with a cost basis of $343 thousand, gross unrealized losses of $260 thousand and a fair value of $83 thousand. The equity securities were included with other assets in the consolidated balance sheet at December 31, 2005.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Fixed Assets

Fixed assets, which consist of lab equipment, furniture and fixtures, computers and software, are carried at cost, less accumulated depreciation, which is computed on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements, which are also included in fixed assets, are recorded at cost, less accumulated depreciation, which is computed on the straight-line basis over the shorter of their estimated useful lives or the lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

The following is a summary of the estimated useful lives of the Company’s fixed assets:

Useful Life
Laboratory equipment	5 years
Computers and software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Life of lease or useful life if shorter

(g) Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

(h) Goodwill and Intangible Assets

Goodwill represents the excess purchase price over fair value of tangible net assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested for impairment annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of the asset. Impairment is assessed by determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions. Intangible assets acquired as a result of a business combination are recorded at their fair value at the acquisition date. Intangible assets acquired individually are recorded at their acquisition cost. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

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

(j) Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, and

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net operating loss (NOL) and credit carryforwards. Deferred tax assets and liabilities are measured using tax rates in effect for the years in which the items are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. In certain situations, a taxing authority may challenge positions that the Company has adopted in the income tax filings. Accordingly, the Company may apply different tax treatment for these selected transactions in filing its tax return than for financial reporting purposes. The Company regularly assesses its position for such transactions and includes reserves for those differences in position, if appropriate. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

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

(l) Research and Development

Costs incurred for research and product development, including salaries and related personnel costs, fees paid to consultants and outside service providers, and material costs for prototypes and test units, are expensed as incurred. The Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements. Costs incurred in obtaining technology licenses and development of software is charged to research and development expense if the technology licensed or the software being developed has not reached technological feasibility.

(m) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (US) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the allowance for doubtful accounts, impairment of long-lived assets and goodwill, stock-based compensation and income taxes. Actual results could differ from these estimates.

(n) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The Company had no long-term debt or capital leases at December 31, 2006.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(o) Foreign Currency Translation

The balance sheets of foreign subsidiaries are translated into US dollars at current year-end rates, and the statements of operations are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of stockholders’ equity. Any foreign currency gains or losses related to transactions are charged to other income (expense), net.

(p) Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company has certain options and warrants which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year presented are equal. For the year ended December 31, 2004, the Company included $1.1 million relating to dividends and the accretion of the Series A redeemable convertible preferred stock discount in the net loss allocable to common stockholders.

(q) Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 allows fair value remeasurement for any financial instruments that contain an embedded derivative and that otherwise would require bifurcation, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS 155 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of 2007. The Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The cumulative effect from the initial adoption of SAB 108 may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. The Company began to apply the provisions of SAB 108 during the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurements. SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company will be required to adopt this statement in the first quarter of 2008. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact this standard will have on its consolidated financial statements.

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

Stock options granted under the 2005 Plan are granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant. Stock options granted to employees in general vest over four years in equal monthly installments and have a maximum term of ten years. Stock options granted to the Company’s Board of Directors in general vest over three years in equal monthly installments and have a maximum term of ten years. The Company issues new shares of its common stock upon exercise of stock options.

Prior to January 1, 2006, the Company applied the disclosure-only provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123). In accordance with the provisions of SFAS 123, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans and, accordingly, compensation cost was recorded on the date of issuance or grant only if the market price of the underlying stock exceeded the purchase or exercise price. Any deferred compensation cost was amortized over the respective vesting periods of the equity instruments, if any.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Company determined compensation cost for options based on the fair value method for the years ended December 31, 2005 and 2004 for its stock options under SFAS 123, the Company’s net loss allocable to common stockholders and net loss per share allocable to common stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004
Net loss allocable to common stockholders:
As reported	$(9,439)	$(9,955)
Add: Stock-based employee compensation expense included in reported net loss allocable to common stockholders	104	212
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,727)	(1,299)

Pro forma under SFAS 123	$(11,062)	$(11,042)

Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.39)	$(0.46)
Pro forma under SFAS 123	$(0.46)	$(0.51)

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company has applied the modified prospective method of adoption, under which prior periods are not restated for comparative purposes. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the year ended December 31, 2006 includes expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and expense for all share-based payments granted during the year ended December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation is classified within cost of service revenues, research and development, marketing and sales and general and administrative expense in the consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

The Company’s option grants include options which qualify as incentive stock options (ISO) for income tax purposes. The treatment of the potential tax deduction, if any, related to ISOs may cause variability in the Company’s effective tax rate in future periods. In the period the compensation cost related to ISOs is recorded, a corresponding tax benefit is not recorded as it is assumed that the Company will not receive a tax deduction upon the exercise of such ISOs. The Company may be eligible for tax deductions in subsequent periods to the extent

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that there is a disqualifying disposition of the common stock underlying the ISO. The Company also receives a tax deduction upon the exercise of nonqualified stock options. In cases where the Company receives a tax deduction, the Company would record a tax benefit through the consolidated statement of operations in an amount not to exceed the corresponding cumulative compensation cost recorded in the consolidated financial statements for the particular option multiplied by the statutory tax rate. Any incremental tax benefit received by the Company in excess of the tax benefit recorded in the consolidated statement of operations would be recorded directly to APIC when realized.

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

The following weighted average assumptions were used in valuing the options granted during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Risk-free interest rate	4.98%	3.84%	4.75%
Volatility	85%	85%	86%
Expected option term	6 years	5 years	5 years
Expected dividend yield	0%	0%	0%

The risk-free interest rate assumption is based upon the US Treasury yields in effect at the time of grant for a term that approximates the expected term of the option. The expected volatility assumption is based on the daily historical volatility of the Company’s stock price over the expected term of the option. The Company’s stock options are considered “plain vanilla” options based on the guidance in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and as such the Company has elected the use of the “simplified” method, whereby the Company has assumed that all options will be exercised midway between the vesting date and the contractual term of the option to determine the expected term of the option. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero.

Net loss for the year ended December 31, 2006 includes $1.3 million of compensation costs related to stock-based compensation arrangements, including $331 thousand related to the grant of 100,000 fully vested shares of common stock to the Company’s Chief Executive Officer on December 14, 2006, pursuant to his amended employment agreement. Compensation costs related to stock-based compensation arrangements increased the Company’s loss per share by $0.05 for the year ended December 31, 2006. The Company did not capitalize any of the compensation costs for the year ended December 31, 2006 in fixed assets, inventory or other assets. The Company has not benefited from a tax deduction for stock option exercises due to net losses for the periods during which the options were exercised.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to outstanding options under the plans is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at January 1, 2006	1,233,954	$12.35
Granted	947,337	4.38
Exercised	(12,201)	3.42
Cancelled	(750,037)	8.60

Options outstanding at December 31, 2006	1,419,053	$9.09	7.91	$134,000

Options exercisable at December 31, 2006	660,297	$13.92	6.46	$86,000

Additional information about the Company’s share-based payments is as follows (in thousands, except per share data):

	Year ended December 31,
	2006	2005	2004
Total intrinsic value of options exercised	$13	$478	$942
Net cash proceeds from the exercise of stock options	42	348	699
Weighted average grant date fair value per share of options granted	3.26	7.10	5.84

As of December 31, 2006, there was $2.9 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.93 years.

(3) Inventory

Inventory is comprised of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Raw materials	$875	$511
Work in progress	189	523
Finished goods	8	20

	$1,072	$1,054

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(4) Fixed Assets

Fixed assets are comprised of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Laboratory equipment	$15,445	$16,013
Computers and software	4,995	4,893
Furniture and fixtures	1,615	1,083
Leasehold improvements	6,460	4,759

	28,515	26,748
Less accumulated depreciation	(20,046)	(17,652)

	$8,469	$9,096

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2005 and 2004, the Company continued to strategically realign its business and evaluate potential future market segments and growth strategies. In connection with this evaluation, the Company recorded impairment changes for various fixed assets, primarily laboratory equipment, for $255 thousand and $393 thousand in 2005 and 2004, respectively.

Depreciation expense for the Company’s fixed assets for the years ended December 31, 2006, 2005 and 2004 amounted to $3.3 million, $4.1 million and $4.1 million, respectively.

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
VAT and other taxes	$1,743	$2,665
Professional fees	1,243	2,055
Employee compensation	448	1,930
Current portion of guarantee obligation	283	283
Restructuring	264	542
Current portion of patent obligations	150	150
Other	773	1,452

	$4,904	$9,077

(6) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the years ended December 31, 2006 and 2005 (in thousands):

Balance as of December 31, 2004	$2,789
Purchase accounting adjustment (1)	(489)
Effect of foreign currency translation	(123)

Balance as of December 31, 2005	2,177
Effect of foreign currency translation	144

Balance as of December 31, 2006	$2,321

(1)	On December 5, 2001, the Company acquired all of the outstanding equity securities of Lifecodes Corporation (Lifecodes). At the date of acquisition of Lifecodes on December 5, 2001, the Company received and cancelled 45,901 shares of common stock in settlement of a $635 thousand working capital advance that the Company had extended to Lifecodes prior to the closing of the acquisition. The cancellation of the shares should have been recorded at the acquisition date as a reduction in goodwill and stockholders’ equity in the amount of $489 thousand. Such shares were not accounted for until the fourth quarter of 2005; the adjustment to goodwill and stockholders’ equity is reflected in the Company’s consolidated balance sheet as of December 31, 2005 and in the Company’s statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2005, as the amount was not considered material to the prior period consolidated financial statements.

The Company has performed an annual assessment of goodwill as required under the provisions of SFAS 142, and concluded that goodwill was not impaired.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Company’s other intangible assets at December 31, 2006 and 2005 (in thousands):

	2006			2005
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Base technology	$6,119	$(3,616)	$2,503	$6,054	$(3,070)	$2,984
Customer list	5,335	(3,280)	2,055	5,197	(2,734)	2,463
Trademark/tradename	4,435	(2,152)	2,283	4,323	(1,738)	2,585
Patents and know-how	4,913	(1,999)	2,914	4,904	(1,578)	3,326

Totals	$20,802	$(11,047)	$9,755	$20,478	$(9,120)	$11,358

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $698 thousand and $375 thousand as of December 31, 2006 and 2005, respectively.

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows (in thousands):

2007	$1,779
2008	1,779
2009	1,779
2010	1,779
2011	1,358

(7) Restructuring

During the year ended December 31, 2004, the Company recognized $1.1 million of restructuring charges related to one of the Company’s former operating facilities in Princeton, New Jersey. The charge was a result of a change in management’s estimate as to when this facility is expected to be subleased and the estimated impact associated with such a sublease arrangement.

During the year ended December 31, 2005, the Company incurred $2.5 million of restructuring charges. Of these charges, $1.6 million was primarily related to employee severance costs resulting from workforce reductions in the corporate office and the Company’s former operating facility in Germantown, Maryland, and $918 thousand of the restructuring charges was primarily related to facility closure costs for the Company’s former Germantown, Maryland and Dallas, Texas facilities.

During the year ended December 31, 2006, the Company incurred $437 thousand of restructuring charges. Of these charges, $424 thousand was primarily related to employee severance costs resulting from workforce reductions in the corporate office and $143 thousand of the restructuring charges was primarily related to facility costs for the Company’s former Germantown, Maryland and Dallas, Texas facilities, offset by $130 thousand in reductions related to the early termination of the Company’s lease at its former Germantown, Maryland facility.

As of December 31, 2006, the Company has $264 thousand in restructuring accruals outstanding that are related to employee severance costs.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the restructuring activity is as follows (in thousands):

	Workforce Reduction	Facility Costs	Total
Restructuring liability as of December 31, 2003	$469	$1,565	$2,034
Restructuring charges recorded in 2004	—	1,184	1,184
Cash payments in 2004	(404)	(912)	(1,316)
Other charges (reductions)	(65)	11	(54)

Restructuring liability as of December 31, 2004	—	1,848	1,848
Restructuring charges recorded in 2005	1,596	918	2,514
Cash payments in 2005	(1,569)	(1,922)	(3,491)

Restructuring liability as of December 31, 2005	27	844	871
Restructuring charges recorded in 2006	424	143	567
Cash payments in 2006	(187)	(857)	(1,044)
Other reductions	—	(130)	(130)

Restructuring liability as of December 31, 2006	$264	$—	$264

(8) Discontinued Operations

During the year ended December 31, 2002, the Company made the decision to sell the Diagnostics business unit based upon an internal evaluation of the strategic direction of the Company.

On January 21, 2004, pursuant to the terms of an Asset Purchase Agreement dated as of October 30, 2003, as amended, among the Company, Lifecodes, Tepnel Life Sciences, PLC (Tepnel), Tepnel North America Corporation, a wholly-owned subsidiary of Tepnel, and Tepnel Lifecodes Corporation, a wholly-owned subsidiary of Tepnel North America Corporation, a Business Purchase Agreement dated as of October 30, 2003, as amended, among the Company, Orchid BioSciences Europe Limited, a wholly-owned subsidiary of the Company, Tepnel and Tepnel Diagnostics Limited, a wholly-owned subsidiary of Tepnel, and a Share Purchase Agreement, dated as of October 30, 2003, as amended, among the Company, Lifecodes, Tepnel and Tepnel Diagnostics Limited, Tepnel completed its acquisition of certain assets and liabilities of the Company’s Diagnostics business unit. The aggregate purchase price was $3.5 million in cash, of which $500 thousand was held in escrow, subject to certain post-closing adjustments. The Company and Tepnel selected a neutral third-party auditor to determine the final sale amount based on the provisions of the sale agreements, and the neutral auditor completed its assessment during the second quarter of 2004. The Company accrued for the amount attributable to the final sale amount based on the neutral auditor’s assessment and included those charges in the loss from discontinued operations for the six months ended June 30, 2004. During the third quarter of 2004, the Company and Tepnel reached a final settlement. The settlement included the release of the existing escrow to Tepnel, and an additional cash payment by the Company to Tepnel in the amount of approximately $400 thousand. The total cash settlement was less than the neutral auditor’s assessment, and as a result, the Company recorded income from discontinued operations during the third quarter of 2004. At December 31, 2004, the loss from discontinued operations also included an adjustment recorded in the fourth quarter in connection with a separate shared services agreement between the two parties, as there were no further obligations related to this settlement or the shared services agreement.

In connection with the sale of these assets and liabilities to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which lease was assigned to Tepnel. See Note 18 for further discussion of this matter.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the provisions of SFAS 144, the Company has reflected the results of operations of the Diagnostics business as discontinued operations. The losses from discontinued operations for the year ended December 31, 2004 consist of the following (in thousands):

2004
Revenues	$508
Costs of products and services revenues	616

Gross margin	(108)
Research and development	122
Selling and marketing	126
General and administrative	151

Operating loss	(507)
Other expenses	(276)

Net loss	$(783)

(9) Debt

In December 1998, the Company entered into a $6.0 million equipment loan line, which was secured by the purchased equipment. In December 2000, the Company amended the loan line and established a new borrowing base of $8.0 million. In June 2002, the Company obtained a letter of credit in the amount of $2.7 million as required by the amended line of credit, which was supported by a security deposit. During 2003, the Company’s required letter of credit or cash deposit became less than the original $2.7 million letter of credit established because the Company continued to pay down its monthly obligation in accordance with the original terms of the loan line. This security deposit, which was released to the Company in the first quarter of 2006, amounted to $251 thousand and was included in other current assets in the Company’s consolidated balance sheet as of December 31, 2005. During the third quarter of 2005, the Company paid off the loan in full.

(10) Income Taxes

The provision for income taxes is based on loss from continuing operations before income taxes reported for financial statement purposes. The components are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
United States	$(14,750)	$(14,402)	$(13,216)
Foreign	3,622	5,309	6,308

Loss from continuing operations before income taxes	$(11,128)	$(9,093)	$(6,908)

The components of income tax expense are summarized as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Current income tax expense (benefit):
State	$(749)	$(718)	$(729)
Foreign	1,106	1,114	1,993

Total current expense	357	396	1,264
Deferred foreign tax benefit	(214)	(50)	(143)

Income tax expense	$143	$346	$1,121

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006, the Company recognized a tax benefit of $749 thousand from the sale of a portion of its New Jersey state NOL carryforwards. During 2006, the Company also reversed $215 thousand of a tax reserve for tax return positions taken on its UK subsidiary tax return filings due to the closing of the statute of limitations for the Company’s 2004 UK tax return. In addition, the Company recognized a current foreign tax expense of $1.3 million, primarily related to its profitable business in the United Kingdom (UK) and $214 thousand of deferred foreign tax benefit, primarily related to its profitable businesses in the UK and Canada.

During 2005, the Company recognized a tax benefit of $718 thousand from the sale of a portion of its New Jersey state NOL carryforwards. In addition, the Company recognized a current foreign tax expense of $2.6 million and $50 thousand of deferred foreign tax benefit, primarily related to its profitable business in the UK. Prior to 2005, the Company had recorded tax reserves for tax return positions taken on its UK subsidiary tax return filings with respect to intercompany transactions. In the first quarter of 2005, the Company reversed $535 thousand of this tax reserve due to the closing of the statute of limitations for the Company’s 2002 UK tax return. In addition, during the fourth quarter of 2005, the Company completed an assessment of its remaining exposure with respect to tax return positions taken on its 2003 and 2004 UK subsidiary tax return filing and on an estimate of its planned tax position to be utilized in filing its 2005 UK tax return. As a result of completing its assessment, the Company determined it is probable that it will sustain the majority of the tax benefit taken on the 2003 and 2004 UK tax return filing and with respect to its estimate of such tax benefit for the 2005 UK tax return filing. The Company utilized a study performed by outside consultants to assist it in reaching its conclusions with respect to this matter. Accordingly, in the fourth quarter of 2005, the Company reversed $1.0 million of tax reserves associated with tax positions taken on its 2003 and 2004 UK income tax returns and 2005 estimated tax return position for such intercompany transactions.

During 2004, the Company recognized a tax benefit of $729 thousand from the sale of a portion of its New Jersey state NOL carryforwards. In addition, the Company recognized a current foreign tax expense of $2.0 million and a deferred foreign tax benefit of $143 thousand, primarily related to its profitable business in the UK.

The tax effects of temporary differences and loss and credit carryforwards that give rise to significant portions of the deferred tax assets and liabilities related to the US operations of the Company at December 31, 2006 and 2005 are presented below (in thousands):

	2006	2005
Deferred tax assets:
Bad debt allowance and inventory reserve	$307	$156
Stock-based compensation	240	2,021
Deferred revenue	193	180
Net operating loss carryforwards	94,779	93,082
Research and development credits	2,562	2,074
Accrued restructuring expenses	108	922
Accrued expenses	377	716
Amortization and depreciation	1,364	3,650
Investments	308	718

Total gross deferred tax assets	100,238	103,519
Less valuation allowance	(98,509)	(101,666)

Net deferred tax assets	1,729	1,853
Deferred tax liabilities:
Intangible assets	(1,729)	(1,853)

Net deferred taxes	$—	$—

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006 and 2005, valuation allowances of $98.5 million and $101.7 million, respectively, have been recognized to offset the net deferred tax assets related to the US operations of the Company, as realization of these assets is uncertain. The net change in the valuation allowance for 2006 and 2005 was a decrease of $3.2 million and an increase of $1.2 million, respectively, related primarily to amortization, depreciation and additional NOLs incurred by the Company.

At December 31, 2006 and 2005, the Company’s deferred tax asset (not included in the above table) related to its foreign operations totaled $476 thousand and $281 thousand, respectively, and is included in other assets. The deferred tax asset is primarily related to depreciable assets and goodwill that is amortized for tax purposes. Although it is not assured, the Company believes it is more likely than not that all of its deferred tax assets related to its foreign operations will be realized.

As of December 31, 2006, the Company has $242.1 million and $167.5 million of federal and state NOL carryforwards, respectively, available to offset future taxable income. The Company’s federal and state NOL carryforwards begin to expire in 2007. At December 31, 2006, the Company had research and development credit carryforwards for federal and state tax purposes of $2.6 million, which will begin expiring in 2022 and 2009, respectively. As a result of the Company’s acquisitions of GeneScreen, Inc. and Lifecodes, the Company acquired federal NOLs of $4.5 million and $1.7 million, respectively. In the event that the Company becomes profitable in the future and is able to utilize these NOLs, the tax benefit from these acquired NOL carryforwards will not be reflected as income tax benefits in the results of operations, but as a reduction of intangible assets and goodwill related to these acquisitions. The Company also may receive tax benefits in the future relating to stock option deductions that will not be reflected in the results of operations.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of NOL carryforwards and research and development credit carryforwards following certain ownership changes, as defined by the Act, which could significantly limit the Company’s ability to utilize these carryforwards. The Company may have experienced other ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, the Company’s ability to utilize the aforementioned NOL carryforwards may be further limited in the future. The Company has determined that an ownership change, as defined by the Act, occurred in 1999. Of the Company’s NOL carryforwards, $41.4 million are limited due to this ownership change.

The Company recorded income tax expense of $143 thousand, $346 thousand and $1.1 million in 2006, 2005 and 2004, respectively. The principal reason for the differences between the expected income tax benefit and the actual recorded tax expense is tax expense of $1.1 million, $1.1 million, and $1.9 million in 2006, 2005 and 2004, respectively, related to the Company’s profitable foreign operations. The Company was also not able to utilize tax benefits relating to NOLs created in 2004 through 2006, as it is unlikely that such tax benefits will be realized in the foreseeable future. Accordingly, the Company increased its valuation allowance for such benefits. Additionally, the Company sold certain state NOLs in accordance with the state of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the Program) and generated benefits of $749 thousand, $718 thousand and $729 thousand for 2006, 2005 and 2004, respectively.

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

During 2006, 2005 and 2004, the Company completed the sale of $10.0 million, $9.6 million and $9.8 million, respectively, of its New Jersey NOL carryforwards.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has made no provision for US taxes on cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. The Company’s cumulative undistributed earnings of foreign subsidiaries amounted to $7.1 million at December 31, 2006. Determination of the potential amount of unrecognized deferred US income tax liability related to such reinvested income is not practicable because of numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. As of December 31, 2006 and based on tax laws in effect as of this date, it is the Company’s intention to indefinitely reinvest the undistributed earnings of foreign subsidiaries.

(11) Significant Customers and Geographic Information

During 2006, the Company generated $18.2 million or 32% of its total revenues through agreements with two customers, representing approximately 23% and 9% of total revenues, respectively. During 2005, the Company generated $22.7 million or 37% of its total revenues through agreements with these two customers, representing approximately 29% and 8% of total revenues, respectively. During 2004, the Company generated $19.0 million or 30% of its total revenues through agreements with these two customers, representing approximately 21% and 9% of total revenues, respectively.

The Company has significant international operations, primarily in the UK. During the years ended December 31, 2006, 2005 and 2004, the Company recorded revenues from international customers of $27.6 million, or 48%, $29.2 million, or 47%, and $26.1 million, or 42%, respectively, of total revenues. The two customers noted above represented approximately 66%, 78% and 73% of total international revenues in 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, the Company has long-lived assets of $4.1 million and $4.9 million located in the US, and $4.4 million and $4.2 million located in the UK at December 31, 2006 and 2005, respectively.

(12) Redeemable Convertible Preferred Stock and Common Stock

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

The Series A Preferred Stock bore cumulative dividends, payable quarterly, at an initial annual rate of 6% for the first nine quarters, payable at the Company’s option, in cash or shares of common stock. The Company

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued 1,571 shares of common stock as dividends to the holders of Series A Preferred Stock who converted their shares during the three months ended March 31, 2004. The dividends have been included in the net loss allocable to common stockholders.

Common Stock Offerings

On November 21, 2006, the Company entered into definitive agreements with certain new and existing institutional investors to raise $14.0 million in gross proceeds ($13.2 million in net proceeds after direct transaction costs) in a common stock private placement. Pursuant to the agreements, the Company sold approximately 4,875,000 shares of common stock at $2.88 per share. The transaction closed on November 21, 2006. The Company filed a registration statement on Form S-1 covering the resale of the shares of common stock sold in the private placement, which was declared effective by the SEC on December 29, 2006.

On February 26, 2004, the Company entered into definitive agreements with new and existing institutional investors to raise $30.3 million in gross proceeds ($26.1 million in net proceeds after direct transaction costs) in a common stock private placement. Pursuant to the agreements, the Company sold approximately 3,158,000 shares of common stock at $9.60 per share and granted the investors four-year warrants to purchase an additional approximately 632,000 shares of the Company’s common stock at an exercise price of $13.20 per share, all of which were outstanding at December 31, 2006. The transaction closed on February 27, 2004. As discussed in Note 16, the securities issued in this transaction were registered on a Form S-1, which was declared effective on July 20, 2006. The Company determined that the securities purchase agreement does not expressly provide that the shares issued upon the exercise of the warrants must be registered and there are no express or implied remedies to the warrant holders that would indicate that the Company is required to net-cash settle the warrants in the event of delivery of unregistered shares in settlement of the contract. In accordance with the guidance in FASB’s Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company has accounted for the warrants issued in this transaction as part of permanent equity.

(13) Stockholder Rights Plan

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

Initially, the Rights will be attached to all common stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a Distribution Date, as defined in the Rights Plan, will occur if certain events as described below transpire. Rights will also be attached to all shares of common stock issued following the Record Date but prior to the Distribution Date. The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 16, 2011, unless earlier redeemed by the Company. The Distribution Date has not occurred as of December 31, 2006.

In the event that a person or a group of affiliated or associated persons becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the Board of Directors determines to be fair to, and otherwise in the best interests

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of, the Company and its stockholders), each holder of a Right will thereafter have the right to receive, upon exercise, that number of shares of common stock (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights Plan) of the common stock at the date of the occurrence of the event. However, Rights are not exercisable following the occurrence of any of the events set forth above until such time as the Rights are no longer redeemable by the Company. In the event that the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or, more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a Right shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights Plan) of such common stock at the date of the occurrence of the event. In March 2003, the Company amended the Rights Plan to prevent the issuance and sale of its Series A Preferred Stock and associated warrants (see Note 12) from being a triggering event that would allow the holders of the Rights to exercise the Rights.

(14) Employee Stock Purchase Plan

During the year ended December 31, 2003, the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the ESPP), although the ESPP has not yet been implemented and there are no plans to implement the ESPP at this time. Employees who own more than 5% of our stock may not participate in the ESPP. At the beginning of an offering period, as defined in the ESPP document, each participant receives an option to purchase shares of common stock at the end of each accumulation period, at an exercise price equal to the lesser of 85% of (i) the fair market value of the common stock on the last trading day before the start of the applicable offering period, or (ii) the fair market value of the common stock on the last trading day of the accumulation period. The maximum number of shares that may be purchased by any participant in the ESPP in an accumulation period is 25,000 shares. No participant may purchase shares having an aggregate fair market value greater than $25 thousand in any calendar year. A total of 600,000 shares of the Company’s common stock are reserved for issuance under the ESPP as December 31, 2006. The number of shares authorized under the ESPP is subject to adjustment for stock splits and other similar events. In addition, as of January 1 each year, beginning January 1, 2005 and ending January 1, 2007, the number of shares of common stock reserved for issuance under the ESPP will be increased automatically by the lesser of: (i) 2% of the total number of shares of common stock then outstanding; or (ii) 50,000 shares. The ESPP may be amended, suspended or terminated at any time by the Board of Directors. Amendments affecting any increase in the number of shares available under the ESPP and any other amendment to the extent required by applicable law or regulation shall be subject to the approval of the Company’s stockholders.

(15) Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the 401(k) Plan) covering all employees of the Company. Participants can contribute up to 15% of their pretax annual compensation to the 401(k) Plan, subject to certain limitations. The Company matches 50% of the participant’s contribution, up to 4% of compensation. For the years ended December 31, 2006, 2005 and 2004, the Company’s contributions amounted to $169 thousand, $185 thousand and $211 thousand, respectively, in accordance with the terms of the 401(k) Plan.

(16) Penalty on February 2004 Private Placement

On February 27, 2004, the Company issued approximately 3,158,000 shares of its common stock and four-year warrants to purchase an additional approximately 632,000 shares of the Company’s common stock in a private placement to 33 investors. The per share purchase price for the shares of common stock was $9.60 and

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the warrants have a per share exercise price of $13.20. Pursuant to the terms of the securities purchase agreement for the private placement, the Company registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3, which was initially declared effective by the SEC on May 28, 2004. Pursuant to the terms of the securities purchase agreement, the Company must use its best efforts to keep the registration statement continuously effective for a period of five years or until all shares registered thereon have been sold. In addition, the securities purchase agreement provides that the Company is obligated to pay penalties to investors if the investors were not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement for five or more trading days, whether or not consecutive. As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, the investors were no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. This penalty was payable as of April 7, 2006 and on each monthly anniversary thereof while such shares of common stock were not permitted to be sold under an effective registration statement. The penalty totaled 1% of the aggregate purchase price of the shares of common stock issued on February 27, 2004 that remained unsold by the investors as of April 7, 2006 for the first month and 2% for each additional month thereafter. To fulfill its obligations under the securities purchase agreement, on July 10, 2006, the Company filed a post-effective amendment to the registration statement to convert it from a registration statement on Form S-3 to a registration statement on Form S-1, to enable the investors to sell their shares of common stock issued in the financing and upon exercise of the warrants under an effective registration statement. The SEC declared the post-effective amendment effective on July 20, 2006. The penalty payment that the Company is obligated to pay to the investors of $216 thousand is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of December 31, 2006.

(17) Landlord Lease Incentives

In August 2005, the Company entered into a lease agreement with a landlord which specified terms for the design and construction of tenant improvements for the Company’s Dallas, Texas facility. As an incentive for the Company to enter into the lease agreement, the landlord agreed to contribute up to $422 thousand towards tenant improvements. The Company recorded the full cost of the Dallas, Texas facility tenant improvements as an asset and the landlord incentive as deferred rent (current portion included in accrued expenses and other current liabilities and the long-term portion classified as other liabilities in the consolidated balance sheets) in accordance with FASB Technical Bulletin 88-1, Issues Related to Accounting for Leases (FTB 88-1). Amortization of the deferred rent will be recorded as a reduction of rent expense over the remaining lease term and will be classified as an operating activity in the consolidated statement of cash flows.

In November 2005, the Company entered into a lease amendment with a landlord which specified terms for the renovation of the Company’s Princeton, New Jersey corporate headquarters. As an incentive for the Company to enter into the lease amendment, the landlord agreed to contribute up to $103 thousand towards tenant improvement costs. The Company recorded the full cost of the Princeton, New Jersey renovation project as an asset and the landlord incentive as deferred rent (current portion included in accrued expenses and other current liabilities and the long-term portion classified as other liabilities in the consolidated balance sheets) in accordance with FTB 88-1. Amortization of the deferred rent will be recorded as a reduction of rent expense over the remaining lease term and will be classified as an operating activity in the consolidated statement of cash flows.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18) Commitments and Contingencies

The Company leases office and laboratory facilities and certain equipment under noncancelable operating lease arrangements. Future minimum rental commitments required by such leases as of December 31, 2006 are as follows (in thousands):

2007	$1,701
2008	1,501
2009	1,211
2010	820
2011	432
Thereafter	811

$6,476

Rent expense amounted to $1.7 million in 2006, $2.3 million in 2005 and $2.7 million in 2004.

In connection with the Company’s acquisition of certain patents in 2002 and 2001, the Company assumed obligations to pay specified amounts over future years. As of December 31, 2006, the Company’s obligation for these patents amounted to $150 thousand, which is payable in 2007.

Under the amended terms of a supply agreement with Beckman Coulter, Inc. (BCI), the Company committed to purchase from BCI a minimum amount of materials and supplies in the amount of $600 thousand during 2003, $700 thousand during 2004 and $1.3 million during 2005. If BCI failed to provide the Company with such materials and supplies meeting the specifications under the supply agreement on three consecutive purchase orders or five purchase orders in any 12-month period, the Company had the right to terminate the supply agreement without further payments. In accordance with the agreement, on May 18, 2004, the Company informed BCI that it had terminated the agreement, as BCI had been unable to supply the Company with materials and supplies that met the required specifications. BCI believes that they are not in breach of the agreement, and that the Company remains committed to its minimum purchase obligations. The Company believes it has no existing liabilities owed to BCI relating to any minimum purchase arrangements.

In connection with the sale of assets and liabilities of the Diagnostics business to Tepnel, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company reflected the fair value of the guarantee of $1.6 million at the time of the sale of the Diagnostics business as a reduction to the net realizable value of these assets and liabilities. The fair value of the guarantee amounted to $1.0 million and $1.4 million, respectively, of which $721 thousand and $1.1 million, respectively is included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2006 and December 31, 2005. The Company included $412 thousand of income in other income (expense) for the year ended December 31, 2006, which represents the change in the fair value of the outstanding liability. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for one year prior to subleasing the space, and expected rental income from the sublease of the space. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease totaled $1.9 million as of December 31, 2006.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19) Accumulated Other Comprehensive Income

The accumulated balances for each classification of items within accumulated other comprehensive income are as follows (in thousands):

	Foreign currency translation	Unrealized gains (losses) on securities	Accumulated other comprehensive income
Balance at January 1, 2004	$2,031	$(390)	$1,641
Foreign currency translation adjustment	1,168	—	1,168
Unrealized holding loss on available-for-sale securities	—	(44)	(44)
Reclassification adjustment for realized loss on available-for-sale securities	—	185	185

Balance at December 31, 2004	3,199	(249)	2,950
Foreign currency translation adjustment	(1,699)	—	(1,699)
Unrealized holding gain on available-for-sale securities	—	8	8
Reclassification adjustment for realized gain on available-for-sale securities	—	(19)	(19)

Balance at December 31, 2005	1,500	(260)	1,240
Foreign currency translation adjustment	1,908	—	1,908
Unrealized holding gain on available-for-sale securities	—	8	8
Reclassification adjustment for realized gain on available-for-sale securities	—	(7)	(7)
Reclassification adjustment for impairment charge on available-for-sale securities (1)	—	259	259

Balance at December 31, 2006	$3,408	$—	$3,408

(1)	The Company performed an evaluation to determine whether its investment in certain available-for-sale securities was other than temporarily impaired, based upon the Company’s ability and intent to hold for a reasonable period of time sufficient for a forecasted recovery of fair value, as of March 31, 2006. As a result of this evaluation and the absence of sufficient evidence to support a recovery of fair value within a reasonable period of time, the Company considered the investment in the available-for-sale securities to be other than temporarily impaired and recorded an impairment loss of $259 thousand related to these securities during the year ended December 31, 2006. This impairment loss is included in other income (expense) in the consolidated statement of operations.

(20) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of its former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering (IPO), the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. The Company believes that the allegations are without merit and has, and intends to continue to, vigorously defend itself against plaintiffs’ claims. In this regard, on or about July 15, 2002, the Company filed a motion to dismiss all of the claims against it and its former officers. On October 9, 2002, the court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers involved in this IPO securities litigation, including the Company, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court. On April 24, 2006, the court held a fairness hearing but has not ruled on the motion for final approval of the settlement.

The Company is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in the Company’s favor on its construction of the patents asserted against the Company, and the co-defendants, including the Company, moved for summary judgment in January 2007. A hearing on the defendant’s motions for summary judgment is scheduled to occur in June 2007

Additionally, the Company has certain other claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on the Company’s financial position and liquidity, but could have a material impact on the Company’s results of operations for any reporting period.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21) Quarterly Financial Data (Unaudited)

The following tables represent certain unaudited consolidated quarterly financial information for each of the quarters in 2006 and 2005. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the annual consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments, except as disclosed below) necessary to present fairly the information for the periods presented (in thousands, except per share data):

	Quarters ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total revenues	$12,595	$13,613	$15,734	$14,912
Gross margin	2,391	3,694	5,710	5,354
Loss before income taxes	(6,428)	(4,020)	(502)	(178)
Net income (loss)	(6,599)	(4,230)	(1,327)	885
Basic and diluted net income (loss) per share allocable to common stockholders	$(0.27)	$(0.17)	$(0.05)	$0.03

	Quarters ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total revenues	$14,665	$15,837	$16,424	$14,683
Gross margin	5,641	6,795	6,897	4,780
Income (loss) before income taxes	(1,633)	434	(2,813)	(5,081)
Net loss	(1,652)	(182)	(3,768)	(3,837)
Basic and diluted net loss per share allocable to common stockholders	$(0.07)	$(0.01)	$(0.15)	$(0.16)

Included in the Company’s results of operations for the fourth quarter of 2006 are adjustments that relate to 2001 and 2002. The adjustment related to 2001, included in income tax expense, is to record a deferred tax asset totaling $174 thousand that was incorrectly omitted in a prior year. The adjustment related to 2002, included in other income (expense), is a reversal of an accrued expense obligation totaling $200 thousand that was incorrectly recorded in a prior year. The impact of these adjustments with respect to the Company’s full year 2006 and prior year consolidated financial statements is immaterial.

Also included in the Company’s results of operations for the fourth quarter of 2006 is an additional adjustment that relates to 2002 and 2003. The adjustment, included in other income (expense), is a reversal of accounts payable obligations totaling $255 thousand that the Company now believes are unlikely to require payment.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of December 31, 2006, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded as of December 31, 2006 that our disclosure controls and procedures were adequate and effective.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditors’ report on management’s assessment of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

(c) Remediation of Prior Year Material Weakness. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, our management concluded as a result of the following material weaknesses that our disclosure controls and procedures were not effective as of December 31, 2005:

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

We have implemented and will continue to implement changes to our processes to improve our internal control over financial reporting. The following steps have been taken to remediate the conditions leading to the above stated material weaknesses:

•

Instituted additional disclosure meetings, with mandatory attendance for all corporate functions involved in the reporting process. These additional meetings are designed to enable us to identify significant transactions that may need to be reported in our reports to the SEC, including our quarterly filings.

•

Hired a new Chief Executive Officer with a significant level of public company experience who has and will continue to support improved communication among internal departments involved in the preparation of our reports to the SEC.

•	Assigned appropriate resources to administer our stock option plan to ensure that stock-based compensation expense is recorded properly in accordance with US generally accepted accounting principles.

•

Conducted an accounting training course for our US accounting staff focused on our enhanced accounting policies and procedures to ensure that all financial close documentation and review requirements are proper and adequate.

Finally, as part of our ongoing monitoring effort of our internal control environment, we have reported and will continue to report on the progress and status of the above remediation actions to the Audit Committee of the Board of Directors.

Based on our testing of these enhanced procedures, management determined that, as of December 31, 2006, we have remediated the material weaknesses in internal control over financial reporting as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005. Except as provided above, there were no changes in our internal control over financial reporting for the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control for financial reporting.

(d) Changes in Internal Control over Financial Reporting. We completed the remediation of the material weaknesses in internal control over financial reporting described above during the quarter ended December 31, 2006. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Conduct and Ethics” and “Corporate Governance Matters” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Share Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” and “Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit and Non-Audit Fees” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page 37 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)

3.2(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)

3.3(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 14, 2002 (filed as Exhibit 3.3)

3.4(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated March 30, 2004 (filed as Exhibit 4.10)

3.5(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant,

3.6(1)	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)

3.7(3)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)

3.8(4)	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4)

4.1(5)	Specimen certificate for share of common stock (filed as Exhibit 4.1)

4.2(6)	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1)

4.3(3)	First Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)

4.4(3)	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1)

4.5(7)	Form of Warrant dated February 27, 2004 between Registrant and investors (filed as Exhibit 4.1)

10.1(8)††	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

10.2(8)††	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

Exhibit Number	Description
10.3(9)††	The Amended and Restated 2005 Stock Plan and the form of stock option agreement for non-statutory and incentive stock options (filed as Exhibits 99.1, 99.2 and 99.3, respectively)

10.4(8)††	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)

10.5(10)††	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)

10.6(10)††	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)

10.7(10)††	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)

10.8(3)	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1)

10.9(3)	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2)

10.10(7)	Form of Securities Purchase Agreement dated February 26, 2004 between the Registrant and investors (filed as Exhibit 4.2)

10.11(11)	Securities Purchase Agreement dated November 21, 2006 among the Registrant and the investors listed on the Schedule of Investors attached thereto (filed as Exhibit 10.1)

10.12(12)†	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs (filed as Exhibit 10.22)

10.13(12)†	Agreement dated July 15, 2002 between the Registrant and Forensic Alliance Limited (filed as Exhibit 10.23)

10.14(12)††	Employment Agreement, as amended, dated May 16, 2003 between the Registrant and Paul J. Kelly (filed as Exhibit 10.24)

10.15(12)†	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology (filed as Exhibit 10.25)

10.16(12)†	Exclusive Patent License Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.26)

10.17(12)†	Settlement Agreement dated August 6, 2002 between the Registrant and Saint Louis University (filed as Exhibit 10.27)

10.18(12)	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.28)

10.19(13)††	Action by Compensation Committee of the Registrant on July 13, 2004 with respect to bonus of Paul J. Kelly (filed as Exhibit 10.35)

10.20(14)††	Director Compensation Policy, effective January 1, 2004 (filed as Exhibit 10.36)

10.21(14)††	Employment Agreement dated April 25, 2005 between the Registrant and Raymond J. Land (filed as Exhibit 10.1)

10.22(15)	NWI Lease Agreement between the Registrant and NWI Warehouse Group L.P. dated February 15, 1996 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.1)

10.23(15)	Lease Agreement Amendment No. 1 between the Registrant and Duke-Weeks Realty L.P. dated January 23, 2001 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.2)

Exhibit Number	Description
10.24(15)	Lease Agreement Amendment No. 2 between the Registrant and Duke Realty Limited Partnership dated August 8, 2005 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.3)

10.25(15)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective October 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.4)

10.26(15)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective December 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.5)

10.27(16)††	Employment Agreement dated March 8, 2006 between the Registrant and Thomas A. Bologna (filed as Exhibit 99.1)

10.28(17)	Letter Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated January 18, 2005 (filed as Exhibit 10.27)

10.29(17)	Amendment No. 1 to Lease Agreement by and between Bellemead Development Corporation and the Registrant, dated November 1, 2005 (filed as Exhibit 10.28)

10.30(17)††	Employment Agreement dated December 21, 2005 between the Registrant and Gordon J. Brown (filed as Exhibit 10.29)

10.31(17)†	Letter Agreement and Product Loan Agreement between the Registrant and Applied Biosystems, dated January 5, 2006 (filed as Exhibit 10.30)

10.32(18)††	Severance Agreement dated April 24, 2006 between the Registrant and Paul J. Kelly (filed as Exhibit 99.1)

10.33††	Addendum to Employment Agreement dated March 8, 2006 between the Registrant and Thomas A. Bologna

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment thereof.
††	Management or compensatory plan.
(1)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC on August 14, 2002 (File No. 000-30267).
(2)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-8 as filed with the SEC on June 29, 2005 (File No. 333-126227).
(3)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2003 (File No. 000-30267).
(4)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Annual Report for the Year ended December 31, 2001 as filed with the SEC on April 1, 2002 (File No. 000-30267).

(5)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 as filed with the SEC on November 14, 2001 (File No. 000-30267).
(6)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s registration statement on Form 8-A as filed with the SEC on August 3, 2001 (File No. 000-30267).
(7)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on March 8, 2004 (File No. 000-30267).
(8)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-1, as amended, as originally filed with the SEC on February 18, 2000 (File No. 333-30774).
(9)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on June 14, 2005 (File No. 000-30267).
(10)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-8 as filed with the SEC on January 15, 2002 (File No. 333-76744).
(11)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on November 21, 2006 (File No. 000-30267).
(12)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 as originally filed with the SEC on March 29, 2004 (File No. 000-30267).
(13)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 31, 2004 (File No. 000-30267).
(14)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 as filed with the SEC on May 6, 2005 (File No. 000-30267).
(15)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 as filed with the SEC on November 9, 2005 (File No. 000-30267).
(16)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on March 9, 2006 (File No. 000-30267).
(17)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on May 24, 2006 (File No. 000-30267).
(18)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on April 27, 2006 (File No. 000-30267).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID CELLMARK INC.

Date: March 15, 2007	By:	/s/ THOMAS A. BOLOGNA
Thomas A. Bologna Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/S/ THOMAS A. BOLOGNA Thomas A. Bologna	Chief Executive Officer (Principal Executive Officer)	March 15, 2007

By:	/S/ JOHN C. DEIGHAN John C. Deighan	Corporate Controller (Principal Financial & Accounting Officer)	March 15, 2007

By:	George H. Poste	Chairman of the Board	March 15, 2007

By:	/S/ JAMES BEERY James Beery	Director	March 15, 2007

By:	/S/ SIDNEY M. HECHT, PH.D. Sidney M. Hecht, Ph.D.	Director	March 15, 2007

By:	/S/ KENNETH D. NOONAN, PH.D. Kenneth D. Noonan, Ph.D.	Director	March 15, 2007

By:	/S/ NICOLE S. WILLIAMS Nicole S. Williams	Director	March 15, 2007

Schedule II

ORCHID CELLMARK INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended December 31, 2006, 2005 and 2004

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (net)	Deductions (1)	Balance at end of period
2006
Allowance for doubtful accounts	$1,506	$329	$—	$1,013	$822

2005
Allowance for doubtful accounts	$1,222	$315	$—	$31	$1,506

2004
Allowance for doubtful accounts	$1,136	$226	$—	$140	$1,222

(1)	Deductions primarily consist of accounts receivable write-offs.