Form 10-K/A
period 2006-12-31
ORCHID CELLMARK INC
filed 2007-03-28
CIK 1107216

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $67,992,000.

As of March 15, 2007, the registrant had 29,349,773 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Orchid Cellmark Inc. (the “Registrant”) for the year ended December 31, 2006 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

ORCHID CELLMARK INC.

FORM 10-K/A

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors as of March 15, 2007:

Name	Age	Position
Executive Officers
Thomas A. Bologna.	58	President and Chief Executive Officer and Director
Bruce F. Basarab	61	Vice President of North American Sales and Marketing
Non-Employee Directors
George H. Poste, DVM, Ph.D.	62	Chairman of the Board of Directors
James Beery (1)	65	Director
Sidney M. Hecht, Ph.D. (1)(2)	62	Director
Kenneth D. Noonan, Ph.D.	59	Director
Nicole S. Williams (1)(2)	62	Director

(1)	Member of our Audit Committee. Ms. Williams is the Chairperson of the committee.
(2)	Member of our Compensation Committee. Dr. Hecht is the Chairman of the committee.

Thomas A. Bologna has served as our President and Chief Executive Officer and a member of our Board of Directors since April 2006. From 2004 to 2005, Mr. Bologna was Chief Executive Officer, President and a director of Quorex Pharmaceuticals, Inc. a pre-clinical stage anti-infective company. Mr. Bologna was Chief Executive Officer, President and a director of Ostex International, Inc. which developed, manufactured and marketed innovative products for the management of osteoporosis, from 1997 to 2003, and in 1999 he was also appointed Chairman of the Board. From 1996 to 1997, Mr. Bologna was a principal at Healthcare Venture Associates, a consulting firm. From 1994 to 1996, Mr. Bologna was Chief Executive Officer, President and a director of Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug screening technology that developed orally active drugs to regulate gene expression, and from 1987 to 1994, Mr. Bologna was Chief Executive Officer, President and a director of Gen-Probe Incorporated, a biotechnology company commercializing genetic-probe-based technology for diagnostic and therapeutic applications, and in 1992 he was also appointed Chairman of the board. Prior to Gen-Probe, Mr. Bologna held several senior level positions with Becton, Dickinson and Company and Warner-Lambert Company. At Becton, Dickinson and Company, he served as President of the Diagnostic Instrument Systems Division, President of the Johnston Laboratories Division, and Vice President and General Manager of the Hynson, Wescott & Dunning biotechnology unit. At Warner-Lambert Company, he served as a Vice President responsible for the marketing, sales and R&D functions, as well as the Asia/Pacific profit center for the Scientific Instrument Division. Mr. Bologna currently serves as a board member of Cylex, Inc., a privately-held life science company that develops, manufactures and markets in vitro diagnostic products for the assessment of immunity. Mr. Bologna received an M.B.A. and a B.S. from New York University.

Bruce F. Basarab has been our Vice President of North American Sales and Marketing since March 2007. Mr. Basarab has over 25 years of domestic as well as international experience in the medical device, diagnostics and pharmaceutical industries. Prior to joining the Company, Mr. Basarab acted as a consultant in the sales and marketing field. In his most recent corporate position from 2002 to March 2004, Mr. Basarab was Executive Vice President, Commercial Operations for i-STAT Corporation, a medical device company, where he was responsible for worldwide commercial activities including: marketing, sales, customer and technical support, distribution and medical affairs. Prior to joining i-STAT, from 1997 to 2001, Mr. Basarab was Senior Vice President, Sales & Marketing for Geneva Pharmaceuticals, a Novartis Company. Mr. Basarab also worked at Ciba Corning Diagnostics Corporation from 1996 to 1997 in increasingly responsible sales and marketing positions including Director of National Accounts and Director of Sales and Marketing for their Critical Care Division, Executive Director U.S. Sales, and Vice President, Latin America and Canada Operations. He subsequently joined the parent company, Ciba-Geigy Corporation, first as Executive Director Northwest Sales and then as Vice President of Sales for the Pharmaceutical Division. Mr. Basarab received a B.A. from Bucknell University.

George H. Poste, DVM, Ph.D., has served as a member of our Board of Directors since March 2000 and as Chairman since 2002. He currently serves as Director of The Biodesign Institute at Arizona State University. He is also the Chief Executive Officer of Health Technology Networks, a consulting group specializing in the impact of genetics, computing and other advanced technologies on healthcare research and development and Internet-based systems for healthcare delivery. From 1992 to 1999, Dr. Poste was

President of Research and Development, Chief Science and Technology officer and a member of the board of directors of SmithKline Beecham PLC. Dr. Poste was a non-executive Chairman of diaDexus, LLC from 1997 to 2004, the joint venture in molecular diagnostics between SmithKline Beecham and Incyte Pharmaceuticals, and a non-executive Chairman of Structural GenomiX from 2000 to 2004. He serves on the board of directors of Exelixis, Monsanto Company and the Molecular Profiling Institute. Dr. Poste received his degree in veterinary medicine and his Ph.D. in virology from the University of Bristol, England. He is a Board-certified pathologist and a Fellow of the Royal Society.

James Beery has served as a member of our Board of Directors since April 2004. From March 2002 to the present, Mr. Beery has served as Senior Of Counsel to Covington & Burling, an international law firm based in Washington, D.C. From December 2000 until his retirement in June 2001, Mr. Beery served as Senior Vice President and General Counsel of GlaxoSmithKline PLC, a UK-based global pharmaceutical company. For the seven years from 1993 until the formation of the merged company GlaxoSmithKline in December 2000, Mr. Beery served as Senior Vice President, General Counsel and Secretary of SmithKline Beecham PLC. He is currently a director of Martek Biosciences Corporation, deCODE Genetics, Inc., and the London Centre for the International Education of Students, and is a member of the Advisory Board of the Stanford Law School Program in Law, Science and Technology. Mr. Beery received his JD from Stanford Law School and AB in Physical Sciences from Harvard College.

Sidney M. Hecht, Ph.D., has served as a member of our Board of Directors since 1995. He is currently the John W. Mallet Professor of Chemistry and Professor of Biology at University of Virginia and has served in each position since 1978. From 1981 to 1987, Dr. Hecht held concurrent appointments first as Vice President, Preclinical Research and Development, and then Vice President, Chemical Research and Development at SmithKline & French Laboratories, where he was appointed a Distinguished Fellow. From 1971 to 1979, he was assistant professor and then associate professor of chemistry at the Massachusetts Institute of Technology. Dr. Hecht received his B.A. in Chemistry from the University of Rochester and his Ph.D. in Chemistry from the University of Illinois.

Kenneth D. Noonan, Ph.D., has served as a member of our Board of Directors since December 2001. He has been a partner at London-based L.E.K. Consulting LLP since November 2001, where he focuses on the European life sciences industry. Prior to joining L.E.K., Dr. Noonan was the senior Vice President of Corporate Development for Applera Corporation from 2000 to 2001 where he had corporate responsibility for strategy and transactions. Dr. Noonan has significant experience consulting to European life sciences companies first as the founder and managing director of The Wilkerson Group Ltd., (a specialist life science consultancy), and subsequently as Head of Booz-Allen and Hamilton’s European pharmaceutical practice from 1995 to 2000. Prior to becoming a consultant, Dr. Noonan was the Vice President of Technology Assessment and Business Development for CooperTechnicon Corp. and prior to that he was Director of Research and Development for BD Microbiology Systems. Dr. Noonan’s academic credentials include a Ph.D. in Biochemistry from Princeton University and a B.S. in Biology from St. Joseph’s University.

Nicole S. Williams has served as a member of our Board of Directors since 2002. Ms. Williams recently retired as the Chief Financial Officer of Abraxis BioScience Inc., a biopharmaceutical company, and President of Abraxis Pharmaceutical Products, a division of Abraxis BioScience Inc., positions she assumed in 2006. Ms. Williams was the Executive Vice President and Chief Financial Officer of American Pharmaceutical Partners, Inc., a specialty pharmaceutical company, from 2002 to 2006. From 1999 to 2002, Ms. Williams was founder and President of the Nicklin Capital Group, Inc., a firm that managed investments for and provided consulting to a number of technology start-ups in the Chicago area, specializing in the health care industry since 1999. From 1992 to 1999, Ms. Williams was the Executive Vice President, Chief Financial Officer and Corporate Secretary of R.P. Scherer Corporation in Troy, Michigan. From 1987 to 1992, Ms. Williams was with SPSS, Inc., in Chicago, Illinois. She was Executive Vice President, Worldwide Operations, Chief Financial Officer and Director of SPSS, Inc. from 1990 to 1992. Prior to 1987 she held various financial positions in several manufacturing companies in Chicago. She also serves as a director of Arryx, Inc. She serves on the board of Lake Forest Graduate School of Management, and on the Board of the Chicago Horticultural Society. Ms. Williams received her Demi-License es Science Politique from the University of Geneva, Switzerland, her License es Science Politique from the Graduate Institute of International Affairs, University of Geneva, Switzerland and her M.B.A. from the Graduate School of Business, University of Chicago.

Board of Directors

Our Certificate of Incorporation and By-laws provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each Annual Meeting of stockholders to serve for a three-year term. Our Board of Directors currently consists of six members, classified into three classes as follows:

•	The Class I directors are Dr. Hecht, Dr. Noonan and Mr. Beery, and their term will end at the 2007 annual meeting of stockholders;

•	The Class II director is Mr. Bologna, and his term will end at the 2008 annual meeting of stockholders; and

•	The Class III directors are Dr. Poste and Ms. Williams, and their term will end at the 2009 annual meeting of stockholders.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Audit Committee of the Board of Directors

Our Audit Committee currently has three members, Mr. Beery, Dr. Hecht and Ms. Williams (Chairperson). Our Audit Committee’s role and responsibilities are set forth in a written charter and include the authority to retain and terminate the services of our independent registered public accounting firm, review annual consolidated financial statements, consider matters relating to accounting policy and internal controls and review the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the Nasdaq Stock Market LLC, as such standards apply specifically to members of audit committees. Our Board of Directors has determined that Ms. Williams is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-K.

Nominations for Directors

We do not currently have a standing Nominating Committee since our Board of Directors determined that the independent members of the Board of Directors adequately fulfill the obligations of a nominating committee without the need of incurring additional costs of committee meetings.

The Board of Directors considers recommendations of potential candidates from current directors, management and stockholders. Stockholders’ nominations for directors must be made in writing and include the nominee’s written consent to the nomination and sufficient background information on the candidate to enable the Board of Directors to assess his or her qualifications. Nominations must be addressed to the Chairman of the Board in care of our Secretary at our headquarters address listed below, and generally must be received no later than 60 days nor earlier than 90 days prior to the first anniversary of the preceding year’s annual meeting, in order to be considered for the next annual election of Directors.

Chairman of the Board of Directors

Orchid Cellmark Inc.

c/o Secretary

4390 U.S. Route One

Princeton, NJ 08540

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to us.

Based solely on our review of copies of reports furnished to us, or written representations that no reports were required, we believe that during 2006 our executive officers, directors and 10% stockholders complied with all filing requirements of Section 16(a) in a timely manner.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics, which is our code of ethics applicable to all directors, managers and employees worldwide, embodies our global principles and practices relating to the ethical conduct of our business and our commitment to honesty, fair dealing and full compliance with all laws affecting our business. The text of the Code of Business Conduct and Ethics is available on our website at www.orchid.com by first clicking on the section for “Investors” and then “Corporate Governance.” The Code of Business Conduct and Ethics is also available without charge, to any stockholder upon written request to the Corporate Secretary at Orchid, 4390 US Route One, Princeton, New Jersey 08540. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market LLC.

Our Board of Directors has established a means for employees, customers, suppliers, stockholders and other interested parties to submit confidential and anonymous reports of suspected or actual violations of our Code of Business Conduct and Ethics such as:

•	accounting practices, internal accounting controls, or auditing matters and procedures;
•	theft or fraud of any amount;
•	insider trading;
•	performance and execution of contracts;
•	conflicts of interest;
•	violations of securities and antitrust laws; and
•	violations of the Foreign Corrupt Practices Act.

Any employee, stockholder or other interested party can call the following toll free number to submit a report. This number is operational 24 hours a day, seven days a week: 1-800-551-8902. Additionally, an email address has been designated to receive reports: sox-compliance@USA.NET.

Item 11.	EXECUTIVE COMPENSATION

Compensation Disclosure and Analysis

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance at or above established goals, with the ultimate object of improving stockholder value. The philosophy of the Compensation Committee is to evaluate both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes executive compensation packages should include both cash and equity-based compensation that reward performance as measured against established goals.

Setting Executive Compensation

Management develops our compensation plans by utilizing publicly available compensation data as well as subscription survey data for national and regional companies in the biopharmaceutical and laboratory services industries. We believe that the practices of these groups of companies provide us with appropriate compensation benchmarks, because these groups of companies are in similar businesses and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from these groups of companies, as well as a subset of the data from those companies that have a similar number of employees as our Company. For purposes of determining executive compensation, we have not engaged consultants to help us analyze this data or to compare our compensation programs with the practices of the companies represented in the compensation data we review. We have, however, in prior years engaged a consultant to assist us in assessing the compensation of our technical staff.

Based on management’s analyses and recommendations, the Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended to establish base salaries and total executive compensation (taking into consideration the executive’s experience and abilities) that are competitive with those companies with a similar number of employees represented in the compensation data we review.

We work within the framework of this pay-for-performance compensation philosophy to determine each component of an executive’s initial compensation package based on numerous factors, including:

•	the individual’s particular background, track record and circumstances, including training and prior relevant work experience;
•	the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;
•	the demand for individuals with the individual’s specific expertise and experience at the time of hire;
•	performance goals and other expectations for the position; and
•	uniqueness of industry skills.

The Compensation Committee typically implements a program of annual performance reviews under which annual performance goals are determined and set forth in writing during the first and second quarters of each year. Annual corporate goals are proposed by management and approved by the Board of Directors during the first quarter of each year. These corporate goals target the achievement of specific annual objectives, which are both financial and strategic. Annual facility and individual goals focus on contributions which facilitate the achievement of the corporate goals and are typically set during the first and second quarters of each calendar year. Goals for each facility are developed by the President and Chief Executive Officer and key executives of the Company with input from each facility director. Individual goals are developed by each employee and the employee’s manager and are designed to be in line with the annual corporate goals as well as the goals of the facility at which the employee works. Annual salary increases, annual bonuses, and annual equity awards granted to our employees are tied to the achievement of these corporate, facility and each individual’s performance goals.

We regularly assess the written goals to determine corporate, facility and individual progress against the previously established goals and may make any adjustments to the goals for the remainder of the year based on changing circumstances.

During the first calendar quarter, we typically evaluate corporate, facility and individual performance against the written goals for the recently completed year. Consistent with our compensation philosophy, each employee’s supervisor prepares a written evaluation of the employee’s performance. This process leads to a recommendation for annual employee salary increases and annual equity awards and bonuses, if any, which is then reviewed and approved, as appropriate, by management and the Compensation Committee. In addition to rating performance, during the annual review process, facility managers may also determine if any employee should be promoted and, if there are significant differences in how a person is compensated as compared to industry benchmarks, proposes any additional adjustments to be made. Following his review of executive officers, our President and Chief Executive Officer prepares compensation recommendations for executive officers and other certain employees which are reviewed and finalized with our Director of Human Resources and submitted with recommendations to the Compensation Committee, which may accept or adjust the recommendations. In the case of the President and Chief Executive Officer, his individual performance evaluation is conducted by the Compensation Committee, which determines his compensation changes and awards, if any. For all employees, including our executive officers, annual base salary increases, annual equity awards and annual bonuses, to the extent granted, are implemented during the first or second calendar quarters of the year.

Although the Compensation Committee intends to implement the foregoing procedure for the fiscal year ending December 31, 2007 and thereafter, because of the significant changes in management that occurred in 2006, including without limitation the departure of our former President and Chief Executive Officer and our former Chief Financial Officer and the hiring of our current President and Chief Executive Officer, the Compensation Committee did not set performance goals or review performance against such goals for executive officers for the fiscal year ended December 31, 2006. However, as discussed below, with the exception of the 100,000 shares of our common stock issued to our current President and Chief Executive Officer, no annual performance bonuses were paid to our President and Chief Executive Officer or any other named executive officer with respect to the fiscal year ended December 31, 2006.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation that our named executive officers are eligible to receive were:

•	Base salary;

•	Performance-based incentive compensation (annual bonus);

•	Long-term equity incentive compensation;

•	Signing bonus;

•	Retirement and other benefits (non-qualified deferred compensation);

•	Perquisites and other personal benefits.

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, track record, training and experience, taking into account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and the overall market demand for such executives at the time of hire. As with total executive compensation, we believe that executive base salaries should be competitive with the range of salaries for executives in similar positions and with similar responsibilities in the companies of similar size to us represented in the compensation data we review. An executive’s base salary is also evaluated together with other components of the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Our President and Chief Executive Officer was recruited and hired by our Board of Directors during the first quarter of 2006. The salary and other compensation for our President and Chief Executive Officer was established in arms-length negotiations between the President and Chief Executive Officer and our Board of Directors, taking into account his extensive experience, track record, the Company’s request that he relocate to the Princeton, New Jersey area, the timing of such relocation and other factors.

Base salaries are reviewed annually as part of our annual performance review program, and increased for merit reasons, based on certain considerations, including executive’s success in meeting or exceeding individual performance objectives and an assessment of whether significant corporate and applicable facility goals were achieved. If necessary, we also realign base salaries with market levels for the same positions in the companies of similar size to us represented in the compensation data we review, if we identify significant market changes in our data analysis. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. In 2005, we engaged a consultant to assist us in assessing the compensation of our technical staff.

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of executives and certain other employees. The amount of the cash bonus depends on the level of achievement of the stated corporate, facility and individual performance goals, with a target bonus generally set as a percentage of base salary. All executives, other than our President and Chief Executive Officer, and certain non-executive employees are eligible for annual performance-based cash bonuses in amounts that range from 10%-40% of their base salaries, as set forth in their employment offer letters and in accordance with Company policies. In its discretion, the Compensation Committee may, however, award bonus payments to our executives above or below the amounts specified in their respective offer letters. As provided in his employment agreement, our President and Chief Executive Officer is eligible for an annual performance-based cash bonus of 50% of his base salary. In its discretion, the Compensation Committee and Board of Directors may, however, award a bonus payment above or below this target amount.

In 2006, no annual cash bonuses were paid to our former President and Chief Executive Officer or any other named executive officer with respect to the fiscal year ended December 31, 2005. In 2007, no annual cash bonuses were paid to our President and Chief Executive Officer, any other named executive officer or any other employee with respect to the fiscal year ended December 31, 2006.

We are in the process of evaluating our use of annual bonuses after executives or other non-executive employees join our Company and in particular whether such bonuses provide proper incentives to executives and other non-executives of the Company.

Long-Term Equity Incentive Compensation

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our employees in equity-based awards. Our 2005 Amended and Restated Stock Plan allows the grant to employees of stock options, restricted stock grants, stock grants and other equity-based awards. We currently make initial equity awards of stock options to new executive and certain non-executive employees in connection with their employment with the Company. Annual grants of options, if any, are approved by the Compensation Committee.

Initial Equity Incentives

Initial stock option awards. Executives and certain non-executive employees who join us are awarded initial stock option grants. These grants have an exercise price equal to the fair market value of our common stock on the later of the grant date or the date the employee joins us, and they typically vest on a monthly basis over four years. The initial stock option awards are intended to provide the executive with incentive to build value in the organization over an extended period of time. The size of the initial stock option award is also reviewed in light of the executive’s track record, base salary, other compensation and other factors to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

In connection with the employment of our current President and Chief Executive Officer, we granted Mr. Bologna options to acquire 600,000 shares of our common stock at an exercise price of $4.53, which options vest monthly over four years. The number of shares granted to Mr. Bologna was determined in arms-length negotiations between Mr. Bologna and our Board of Directors, taking into account his extensive experience, track record, the Company’s request that he relocate to the Princeton, New Jersey area, the timing of such relocation and other factors.

Initial stock awards. We have not made initial grants of stock to any of our employees. However, we may make grants of stock, either restricted or fully vested, to executives and certain non-executive employees when they join our Company in anticipation of contributions that will create value in the Company. We would expect any such grant to be subject to a lapsing repurchase right by the Company over a period of time, but in certain circumstances we may grant fully vested shares. Because the shares would have a defined value at the time the stock grants are made, stock grants are often perceived as having more immediate value than stock options, which have a less calculable value when granted. However, we would expect generally to grant fewer shares of stock than the number of stock options we would grant for a similar purpose.

Subsequent Equity Incentives

Stock option awards. We may make annual stock option awards as part of our overall annual review process. The Compensation Committee believes that stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. We expect that the annual aggregate value of these awards would be set near competitive median levels for companies represented in the compensation data we review. As is the case when the amounts of base salary and initial equity awards are determined, a review of all components of compensation is conducted when determining equity awards to ensure that total compensation conforms to our overall philosophy and objectives.

In addition, John C. Deighan, our Corporate Controller, was granted an option to purchase 20,000 shares of our common stock at an exercise price of $4.80 per share on March 13, 2007 in recognition of his agreement to assume the additional responsibilities as acting Principal Financial Officer of the Company and the achievement of certain corporate finance reporting goals of the Company in the latter part of 2006.

We are in the process of evaluating our use of annual stock option awards after executives or other non-executive employees join our Company and in particular whether such awards provide proper incentives to executives and other non-executives of the Company.

Stock awards. In the recent past, we have only made grants of stock as part of our annual review program to our current President and Chief Executive Officer. However, we may make these grants to executives and certain non-executive employees as part of the annual review process in anticipation of contributions that will create value in the Company. See “Initial stock awards” above for a discussion of the expected terms of, reasons for granting and expected amount of grants of stock.

Pursuant to the terms of our employment agreement with our President and Chief Executive Officer, we were obligated to issue our President and Chief Executive Officer 100,000 shares of our common stock upon satisfaction of certain goals that were to be agreed upon between us and Mr. Bologna. Pursuant to an amendment to his employment agreement dated December 8, 2006, the Board of Directors granted Mr. Bologna these fully-vested shares in recognition of the fact that Mr. Bologna’s performance through the date of such amendment had exceeded any goals the Board of Directors would have established for Mr. Bologna’s initial performance.

Signing Bonus

In certain circumstances, we utilize cash signing bonuses when executives join us. When used, such cash signing bonuses are repayable in full to the Company if the employee recipient voluntarily terminates employment with us prior to the first anniversary of the date of hire. Whether a signing bonus is paid, and the amount thereof, is determined on a case-by case basis based on the specific circumstances surrounding the hiring of a new executive. For example, we will consider paying a signing bonus to compensate for amounts forfeited by an executive upon terminating prior employment, and/or to create additional incentive for an executive to join our Company in a position where there is high market demand. In 2006, we paid our President and Chief Executive Officer a cash signing bonus of $100,000. The amount of the signing bonus was determined in arms-length negotiations between Mr. Bologna and our Board of Directors, taking into account his extensive experience, track record and the Company’s request that he relocate to the Princeton, New Jersey area.

Non-Qualified Deferred Compensation

We have established an Executive Deferred Compensation Plan, which became effective on May 5, 1999. It was established primarily for the purpose of attracting and retaining qualified executive talent and to provide them with an important component of a competitive and attractive executive benefit program. Participants in the plan are permitted in their sole discretion to defer receipt of, and income taxation on, up to 50% of their regular base salary and all or any portion of any bonus until they terminate their employment with us. Our Executive Deferred Compensation Plan is discussed in further detail under the heading “Non-Qualified Deferred Compensation Plan” on page 16 of this Amendment No. 1 to the Annual Report on Form 10-K/A. Our President and Chief Executive Officer has not elected to defer any portion of his salary or any bonus he may receive under this plan. However, we contribute an amount equal to 5% of our President and Chief Executive Officer’s annual base salary to this plan for his benefit. While our President and Chief Executive Officer currently participates in this plan, we do not anticipate offering the opportunity to participate in this plan to any employees who may join us in the future.

Perquisites and Other Personal Benefits

We provide named executive officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

We maintain broad-based benefits and perquisites that are offered to all employees, including health insurance, life and disability insurance, dental insurance and a 401(k) plan, including Company matching contributions. We also provide relocation expense reimbursement under certain circumstances. In addition to these broad-based benefits and perquisites, we provide all employees, other than our President and Chief Executive Officer, with life insurance in an amount equal to three times their current salary.

In connection with our President and Chief Executive Officer joining our Company in 2006, we agreed to provide him $2,000,000 of life insurance for a beneficiary designated by him, reimbursement of expenses in connection with his relocation to the Princeton, New Jersey area (including costs associated with the sale of his existing residence, purchase of a new residence and obtaining temporary living quarters), legal costs associated with negotiating his employment arrangement and tax gross-ups to offset the tax effects of such payments to him under his employment arrangement with us. For more details about these payments, see the discussion relating to Mr. Bologna’s employment agreement with us beginning on page 13 of this Amendment No. 1 to the Annual Report on Form 10-K/A. The extent and amount of these benefits were determined in arms-length negotiations between the President and Chief Executive Officer and our Board of Directors, taking into account his extensive experience, track record and the Company’s request that he relocate to the Princeton, New Jersey area. In addition, attributed costs of the personal benefits and perquisites received by our President and Chief Executive Officer and our other named executive officers in 2006, are included in the “Summary Compensation Table” on page 10 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

Termination Based Compensation

Severance. Upon termination of employment, most executive officers are entitled to receive severance payments under their employment agreements or offer letters. In determining whether to approve and as part of the process of setting the terms of such severance arrangements, the Compensation Committee recognizes that executives and officers often face challenges securing new employment following termination. Our President and Chief Executive Officer’s employment agreement provides, if his employment is terminated without cause, for (a) the payment by the Company of severance consisting of (i) a lump sum payment in an amount equal to two times the Chief Executive Officer’s most recent base salary, (ii) an amount equal to two times the average of the last four annual bonuses paid to the Chief Executive Officer or two times the amount of the largest bonus paid to the Chief Executive Officer within the last three years, whichever is greater and (iii) an amount equal to the Chief Executive Officer’s annual bonus target pro-rated by the number of days worked by the Chief Executive Officer in the last calendar year of his employment, and (b) the continuation by the Company of medical and dental insurance coverage for the Chief Executive Officer and the Chief Executive Officer’s family until the later of (i) thirty-six months following the effective date of such termination or (ii) the date which would have been the end of the current term of his employment agreement but for such termination. For more detail about the provisions of Mr. Bologna’s severance arrangements with us, see the discussion under “Thomas A. Bologna, President and Chief Executive Officer” beginning on page 18 of this Amendment No. 1 to the Annual Report on Form 10-K/A. We believe that our President and Chief Executive Officer’s severance package is generally in line with severance packages offered to chief executive officers of companies of similar size to us represented in the compensation data we reviewed.

Acceleration of vesting of equity-based awards. In general, the equity awards under our 2005 Amended and Restated Stock Plan are subject to acceleration in certain circumstances at the discretion of the administrator of the 2005 Amended and Restated Stock Plan. See the discussion under the heading “Our 2005 Amended and Restated Stock Plan” beginning on page 17 of this Amendment No. 1 to Annual Report on Form 10-K/A.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid under the management incentive plans are generally fully deductible for federal income tax purposes. We believe that the options granted under our 2005 Amended and Restated Stock Plan qualify as performance-based compensation.

Non-Qualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to non-qualified deferred compensation arrangements. While the final regulations have not become effective yet, we believe we are operating in good faith compliance with the statutory provisions which were effective January 1, 2005. A more detailed discussion of our Executive Deferred Compensation Plan is provided on page 16 of this Amendment No. 1 to the Annual Report on Form 10-K/A under the heading “Non-Qualified Deferred Compensation Plan.”

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock-based payments, including awards under our 2005 Amended and Restated Stock Plan, in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R)

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K/A.

THE COMPENSATION COMMITTEE

Sidney M. Hecht, Chairman
Nicole S. Williams

Summary Compensation Table

The following table shows the compensation for the fiscal year ended December 31, 2006 earned by (1) our President and Chief Executive Officer, (2) the Chairman of our Board of Directors, who served as our principal executive officer for a portion of the fiscal year ended December 31, 2006, (3) our Principal Financial and Accounting Officer, (4) our former Senior Vice President of Global Laboratory Operations, (5) our former President and Chief Executive Officer and (6) our former Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)		Stock Awards ($) (2)		Option Awards ($) (3)		All Other Compensation ($)		Total ($)
Thomas A. Bologna President and Chief Executive Officer (4)	2006	354,667	100,000	(5)	331,000	(6)	271,442	(7)	128,058	(8)	1,185,167
George H. Poste, DVM, Ph.D. Chairman (9)	2006	45,500	—		—		42,550	(10)	—		88,050
John C. Deighan Corporate Controller (Principal Financial and Accounting Officer) (11)	2006	100,474	—		—		858	(12)	850	(13)	102,182
Gordon J. Brown Former Senior Vice President of Global Laboratory Operations (14)	2006	97,853	—		—		33,446	(15)	15,695	(16)	146,994
Paul J. Kelly Former President and Chief Executive Officer (17)	2006	71,154	—		—		9,097	(18)	252,534	(19)	332,785
Raymond Land Former Chief Financial Officer (20)	2006	142,788	—		—		56,290	(21)	31,597	(22)	230,675

(1)	We have not paid nor will we pay any cash bonuses for 2006 performance.
(2)	See Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 for details as to the assumptions used to determine the fair value of stock awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.

(3)	See Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 for details as to the assumptions used to determine the fair value of option awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.
(4)	Mr. Bologna commenced employment with us on April 25, 2006.
(5)	Represents a signing bonus of $100,000 that is subject to pro rata repayment if Mr. Bologna is terminated for certain reasons within one year of his commencement of employment with us.
(6)	Represents compensation expense incurred by us in fiscal year 2006 in connection with the grant of 100,000 shares of common stock to Mr. Bologna on December 14, 2006, calculated in accordance with SFAS 123(R).
(7)	Represents compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 600,000 shares of common stock to Mr. Bologna on April 25, 2006, calculated in accordance with SFAS 123(R).
(8)	Consists of $2,600 of matching contributions under our 401(k) plan, $10,351 for the reimbursement of legal expenses in connection with the negotiation of Mr. Bologna’s employment agreement, $6,708 in life insurance premiums paid by us for a life insurance policy to benefit Mr. Bologna with a face amount of $2,000,000, $13,000 of contributions by us into our Executive Deferred Compensation Plan for the benefit of Mr. Bologna, $46,896 in relocation and related expenses and $48,503 in tax gross-ups.
(9)	Dr. Poste is the Chairman of our Board of Directors and acted as our principal executive officer from March 8, 2006 to June 22, 2006. Amounts presented represent compensation paid to or incurred by us for Dr. Poste for fiscal year 2006 in connection with his service as a Director. Dr. Poste received no additional compensation for acting as our principal executive officer.
(10)	Consists of $3,944, $14,246, $16,210 and $8,150, representing compensation expense incurred by us in fiscal year 2006 in connection with the grant of options for service as a director to Dr. Poste to purchase 5,000, 11,013, 7,903, and 26,978 shares of common stock on April 26, 2004, June 14, 2004, June 8, 2005 and July 6, 2006, respectively, calculated in accordance with SFAS 123(R) or Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123.
(11)	Mr. Deighan was appointed our principal financial and accounting officer effective July 10, 2006.
(12)	Represents compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 2,400 shares of common stock to Mr. Deighan on May 30, 2006, calculated in accordance with SFAS 123(R).
(13)	Represents $850 of matching contributions under our 401(k) plan.
(14)	Mr. Brown’s last date of employment as our Senior Vice President of Global Laboratory Operations was June 14, 2006.
(15)	Represents compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 100,000 shares of common stock to Mr. Brown on March 16, 2006, calculated in accordance with SFAS 123(R).
(16)	Consists of $5,375 of contributions by us into our Executive Deferred Compensation Plan for the benefit of Mr. Brown and $10,320 in unused vacation pay.
(17)	Dr. Kelly’s last date of employment as our President and Chief Executive Officer was March 8, 2006.
(18)	Consists of $669, $4,945 and $3,483, representing compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to Dr. Kelly to purchase 30,000, 150,000 and 100,000 shares of common stock on May 16, 2003, August 4, 2004 and June 13, 2005, respectively, calculated in accordance with SFAS 123(R) or SFAS 123.
(19)	Consists of $187,500 in severance pay, $3,856 of matching contributions under our 401(k) plan, $4,688 of contributions by us into our Executive Deferred Compensation Plan for the benefit of Dr. Kelly and $56,490 in unused vacation pay.
(20)	Mr. Land’s last date of employment as our Senior Vice President and Chief Financial Officer was July 7, 2006.
(21)	Represents compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 100,000 shares of common stock to Mr. Land on June 9, 2005, calculated in accordance with SFAS 123.
(22)	Consists of $1,914 of matching contributions under our 401(k) plan, $8,021 of contributions by us into our Executive Deferred Compensation Plan for the benefit of Mr. Land and $21,662 in unused vacation pay.

Grants of Plan-Based Awards

The following table shows information regarding grants of equity awards that we made during the fiscal year ended December 31, 2006 to each of the individuals named in the Summary Compensation Table.

Name	Grant Date	Approval Date		All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Grant Date ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas A. Bologna	12/14/06	11/17/06		100,000	(2)	—	—	—	331,000
	4/25/06	2/22/06	(3)	—		600,000	4.53	4.48	2,022,360
George H. Poste, DVM, Ph.D. (4)	7/6/06	—		—		26,978	2.78	2.76	55,915
John C. Deighan	5/30/06	5/17/06	(3)	—		2,400	4.20	3.95	7,500
Gordon J. Brown	3/16/06	—		—		100,000	6.21	6.06	460,110
Paul J. Kelly	—	—		—		—	—	—	—
Raymond Land	—	—		—		—	—	—	—

(1)	Our Amended and Restated 2005 Stock Plan provides that the exercise price shall be determined by using the fair market value of our common stock, which is defined under the Amended and Restated 2005 Stock Plan as the closing price of our common stock on the NASDAQ Global Market on the day prior to the grant date.
(2)	We granted these shares at no cost to Mr. Bologna.
(3)	The grant was approved prior to the individual’s commencement of employment.
(4)	Represents awards to Dr. Poste in fiscal year 2006 in connection with service as a director.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards

The terms of Mr. Bologna’s compensation are derived from our employment agreement with him and the annual performance review by our Compensation Committee. The terms of Mr. Bologna’s employment agreement with us were the result of extensive negotiations between us and Mr. Bologna and were approved by our Board of Directors. The terms of Mr. Deighan’s and Mr. Brown’s compensation are derived from our offer letters. Annual salary increases, annual equity awards and cash bonuses, if any, for Mr. Bologna are determined by the Board of Directors. The terms of Dr. Kelly’s severance arrangement with us were the result of negotiations between us and Dr. Kelly at the time of his termination and were approved by our Board of Directors.

All of the equity awards disclosed in the Grants of Plan-Based Awards table were issued under our 2005 Amended and Restated Stock Plan. All option awards were granted with an exercise price per share equal to the closing price of our common stock on the NASDAQ Global Market on the day prior to the grant date of each award. Subject to the terms and conditions of the 2005 Amended and Restated Stock Plan and the option agreements issued in connection with these grants, all of the options granted in 2006 vest monthly in forty-eight equal tranches over four years, other than the options granted to Dr. Poste which were granted in connection with his service as a director and which vest monthly in thirty-six equal tranches over three years.

George H. Poste, DVM, Ph.D.

Upon the March 8, 2006 termination of Dr. Kelly, our Board of Directors appointed our Chairman, Dr. Poste, to serve as our principal executive officer until such time as we filed our Annual Report on Form 10-K for the year ended December 31, 2005. On April 26, 2006, our Board of Directors extended the time in which Dr. Poste would serve as our principal executive officer until such time as we filed our Quarterly Report on Form 10-Q for the first quarter of 2006. We filed this Quarterly Report on June 22, 2006, after which Mr. Bologna became our principal executive officer. Dr. Poste received no additional compensation, above what he was entitled to receive under our Director Compensation Policy, for his service as our principal executive officer, and all amounts reflected in the accompanying tables were received solely in connection with his service as a Director.

Employment Agreement with Thomas A. Bologna

On March 8, 2006, we entered into an employment agreement with Thomas A. Bologna to serve as our President and Chief Executive Officer effective April 25, 2006. The employment agreement is for a four-year term and automatically renews for additional four-year terms unless either party gives notice of non-renewal to the other party at least 18 months prior to the expiration of the then current term. Mr. Bologna’s initial annual base salary is $520,000, and he has a bonus target each year of 50% of his base salary, prorated for 2006, based primarily on performance measures. However, we have not paid nor will we pay any cash bonuses for 2006. We also contribute an additional 5% of Mr. Bologna’s annual base salary to the Executive Deferred Compensation Plan for his benefit. Pursuant to the employment agreement, Mr. Bologna (i) received a signing bonus of $100,000, which is subject to pro rata repayment if Mr. Bologna’s employment is terminated for certain reasons within the first year of joining our Company, (ii) was granted an option to purchase 600,000 shares of our common stock at an exercise price equal to $4.53 per share and (iii) was granted 100,000 shares of our common stock at no cost to Mr. Bologna. In addition, we agreed to purchase life insurance on Mr. Bologna in the face amount of not less than $2,000,000 for a beneficiary designated by him.

Mr. Bologna has agreed to use his good faith efforts to relocate to within daily commuting distance of our Princeton, New Jersey headquarters no later than the end of 2007. We have agreed to reimburse Mr. Bologna for certain relocation expenses, which are subject to pro rata repayment in certain circumstances. In addition, if Mr. Bologna has not sold his current residence as of the time he purchases a new home in the Princeton, New Jersey area, we will reimburse him for certain expenses related to the maintenance of his current residence in California for six months. We also agreed to (i) reimburse Mr. Bologna for up to $12,000 of his legal expenses related to the negotiation of the employment agreement and related equity arrangements and (ii) to the extent that certain payments made to Mr. Bologna under the employment agreement are deemed compensation to Mr. Bologna, make additional gross-up payments to Mr. Bologna in order to pay for income tax imposed on him in connection with such payments.

Offer Letter with John C. Deighan

Certain of Mr. Deighan’s compensation arrangements are set forth in an offer letter dated May 11, 2006. Pursuant to this offer letter, Mr. Deighan serves as our Corporate Controller, currently receives an initial base salary of $170,000, and has a bonus target each year of up to 25% of his base salary based on performance measures. However, we have not nor will we pay any cash bonuses for 2006.

Severance and Other Payments

Certain of our named executive officers may be entitled to certain payments under certain circumstances, including termination and a change of control involving our Company. For a description and quantification of benefits payable to the individuals named in our Summary Compensation Table in connection with a termination of employment or a change of control, see “—Potential Payments upon Termination or Change of Control” below.

Paul J. Kelly

Pursuant to an employment agreement dated May 16, 2003, as amended on November 3, 2003, between us and Paul J. Kelly, Dr. Kelly served as our President and Chief Executive Officer from June 2, 2003 through March 8, 2006. Dr. Kelly’s employment was on an at will basis. Pursuant to the employment agreement, upon the occurrence of certain events, including, termination without cause, a constructive dismissal and a change of control, he was entitled to severance payments equal to two years salary. We terminated Dr. Kelly’s employment with us on March 8, 2006. Consistent with the terms of his employment agreement, we provided

Dr. Kelly a base salary in 2006 through the time of his termination and after his termination, he became ineligible to receive any portion of his bonus potential for 2006 set forth in the employment agreement. On April 24, 2006, we entered into a severance agreement and general release with Dr. Kelly. Under the severance agreement and general release, we paid Dr. Kelly a total of $187,500 and all unvested stock options granted to Dr. Kelly terminated.

Raymond Land

Pursuant an employment agreement dated April 25 2005, between us and Raymond J. Land, Mr. Land served as our Senior Vice President and Chief Financial Officer. Mr. Land’s employment was to be on at will basis, but upon the occurrence of certain events, including, termination without cause, a constructive dismissal and a change of control, he was entitled to severance payments equal to one year’s salary plus a prorated portion of his annual bonus. Mr. Land resigned effective July 7, 2006. Consistent with the terms of his employment agreement, we provided Mr. Land a base salary in 2006 through the time of his termination and after his termination, he became ineligible to receive any portion of his bonus potential for 2006 set forth in the employment agreement.

Gordon J. Brown

Pursuant to an offer letter dated December 21, 2005, between us and Gordon Brown, Mr. Brown served as our Senior Vice President, Global Laboratory Operations from January 1, 2006 through June 14, 2006. Mr. Brown’s employment was on at will basis, but upon the occurrence of certain events, including, termination without cause, a constructive dismissal and termination as a result of a change of control, he was entitled to severance payments equal to one year’s salary plus a prorated portion of his annual bonus. Consistent with the terms of his offer letter, we provided Mr. Brown a base salary in 2006 through the time of his termination and after his termination, he became ineligible to receive any portion of his bonus potential for 2006 set forth in his offer letter. To date, no severance payments have been made to Mr. Brown under his offer letter.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on December 31, 2006, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas A. Bologna	100,000	(1)	500,000	(1)	4.53	4/25/16
George H. Poste, DVM, Ph.D.	20,000 6,667 400 400 1,000 20,000 10,000 4,784 9,483 3,952 3,747	(2) (2) (2) (2) (2) (2) (2) (2) (2) (2) (2)	0 0 0 0 0 0 0 216 1,530 3,951 23,231	(2) (2) (2) (2)	60.00 40.00 23.50 8.05 21.70 3.75 12.50 9.35 5.96 9.88 2.78	3/31/10 6/12/10 7/24/11 9/20/11 12/12/11 9/23/12 10/01/12 4/26/14 6/14/14 6/08/15 7/06/16
John C. Deighan	350	(1)	2,050	(1)	4.20	5/30/16
Gordon J. Brown (3)	—		—		—	—
Paul J. Kelly (4)	—		—		—	—
Raymond Land (5)	—		—		—	—

(1)	The options vest monthly in forty-eight equal tranches over four years.
(2)	The options were received in connection with Dr. Poste’s service as a Director and vest monthly in thirty-six equal tranches over three years.
(3)	Mr. Brown left the Company in June 2006 and all of his unexercised equity awards terminated in September 2006.
(4)	Dr. Kelly left the Company in March 2006 and all of his unexercised equity awards terminated in June 2006.
(5)	Mr. Land left the Company in July 2006 and all of his unexercised equity awards terminated in October 2006.

Option Exercises and Stock Vested

The following table shows information related to the exercise of options to purchase our common stock during the fiscal year ended December 31, 2006 by each of the individuals named in the Summary Compensation Table. There were no shares of restricted stock held by any of our named executive officers in 2006.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Thomas A. Bologna	—	—
George H. Poste, DVM, Ph.D.	—	—
John C. Deighan	—	—
Gordon J. Brown	—	—
Paul J. Kelly (2)	10,000	2,833
Raymond Land	—	—

(1)	Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of options because, in many cases, the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.
(2)	Dr. Kelly exercised these options after he was no longer employed with us.

Pension Benefits

We do not have any qualified or non-qualified defined benefit pans.

Non-Qualified Deferred Compensation Plan

Pursuant to our Executive Deferred Compensation Plan, certain executives may defer the payment of certain cash compensation that they may earn of up to 50% of such person’s regular base salary. Deferral elections are made by eligible executives each year for amounts to be earned in the following year. Additionally, eligible executives may elect to defer all or a portion of bonuses no earlier than one month prior to the beginning of the year for which the bonus will be earned. Eligible executives may also elect to defer all or a portion of other cash incentive compensation no later than six months before the end of the year or other period for which the cash incentive compensation will be earned.

Benefits under our Executive Deferred Compensation Plan will typically be paid six months after termination. However, upon a showing of financial hardship and approval of the Compensation Committee, an executive may be allowed to access funds in their deferred compensation account earlier than the time specified. Benefits can be received either as a lump sum payment or in annual installments as designated by the executive. The executive has a choice of investment vehicles in which to invest amounts contributed to the Executive Deferred Compensation Plan and earnings or losses on account balances are based on the performance of the chosen investment vehicles.

The following tables provides information with respect to the contributions, earnings, withdrawals and balances under our Executive Deferred Compensation Plan during the fiscal year ended December 31, 2006 for each of the individuals named in the Summary Compensation Table.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)		Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at Last FYE ($)
Thomas A. Bologna	—	13,000	(1)	712	—		13,712
George H. Poste, DVM, Ph.D.	—	—		—	—		—
John C. Deighan	—	—		—	—		—
Gordon J. Brown	—	5,375		514	5,889	(2)	—
Paul J. Kelly	—	4,688		4,222	59,879	(3)	—
Raymond Land	—	8,021		413	—		14,163	(4)

(1)	Pursuant to our employment agreement with Mr. Bologna, we contribute an amount equal to 5% of Mr. Bologna’s base salary to our Executive Deferred Compensation Plan at least annually. This amount has been reported in the All Other Compensation column of the Summary Compensation Table.
(2)	The distribution to Mr. Brown was in connection with his June 2006 termination, but was not paid to Mr. Brown until December 2006 as a result of the payment provisions under the Executive Deferred Compensation Plan.
(3)	The distribution to Dr. Kelly was in connection with his March 8, 2006 termination, but was not paid to Dr. Kelly until September 2006 as a result of the payment provisions under the Executive Deferred Compensation Plan.
(4)	We made a distribution to Mr. Land of the balance of his account (the balance as of December 31, 2006 plus additional earnings of $22) in connection with his July 2006 resignation, which was not paid to Mr. Land until March 2007.

Potential Payments upon Termination or Change of Control

Generally, regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	the portion of the executive’s base salary that has accrued prior to any termination and not yet been paid;

•	unused vacation pay;

•	distribution under the executive’s 401K plan (assuming the executive participated in the plan); and

•	amounts contributed by the executive and us under our Executive Deferred Compensation Plan (assuming the executive participated in the plan).

In addition, we have entered into certain agreements and maintain certain plans that may require us to make additional payments and/or provide additional benefits to the individuals named in the Summary Compensation Table in the event of a termination of employment or a change of control.

Our 2005 Amended and Restated Stock Plan

Under our 2005 Amended and Restated Stock Plan, if we are to be consolidated with or acquired by another entity in a merger, sale of all or substantially all of our assets or otherwise, the administrator of our 2005 Amended and Restated Stock Plan or the board of directors of any entity assuming our obligations under the 2005 Amended and Restated Stock Plan shall, as to outstanding options, either (i) make appropriate provision for the continuation of such options by substituting on an equitable basis for the shares then subject to such options either the consideration payable with respect to the outstanding shares of our common stock in connection with the transaction or securities of any successor or acquiring entity, (ii) upon written notice to the participants, provide that all options must be exercised (either (a) to the extent then exercisable or (b) at the discretion of the administrator of the 2005 Amended and Restated Stock Plan, all options being made fully exercisable) within a specified number of days of the date of such notice, at the end of which period the options shall terminate or (iii) terminate all options in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such options as determined in accordance with the 2005 Amended and Restated Stock Plan (either (a) to the extent then exercisable or (b) at the discretion of the administrator of the 2005 Amended and Restated Stock Plan, all options being made fully exercisable) over the exercise price thereof.

With respect to outstanding stock grants, the administrator of the 2005 Amended and Restated Stock Plan or the successor board, shall either (i) make appropriate provisions for the continuation of such stock grants by substituting on an equitable basis for the shares then subject to such stock grants either the consideration payable with respect to the outstanding shares of our common stock in connection with the transaction or securities of any successor or acquiring entity, (ii) upon written notice to the participants, provide that all stock grants must be accepted (to the extent then subject to acceptance) within a specified number of days of the date of such notice, at the end of which period the offer of the stock grants shall terminate or (iii) terminate all stock grants in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such stock grants over the purchase price thereof, if any. In addition, in the event of such a transaction, the administrator of the 2005 Amended and Restated Stock Plan may waive any or all of our repurchase rights with respect to outstanding stock grants.

Our Executive Deferred Compensation Plan

Benefits under our Executive Deferred Compensation Plan are typically paid six months after termination in order to comply with Section 409A of the Internal Revenue Code. Benefits can be received either as a lump sum payment or in annual installments as designated by the executive.

Thomas A. Bologna, President and Chief Executive Officer

Pursuant to our employment agreement with Mr. Bologna, in the event of a change of control, all stock options held by Mr. Bologna which have not previously vested shall immediately and fully vest and shall remain exercisable for their full term. If Mr. Bologna’s employment is terminated by us without cause or by Mr. Bologna for good reason, then immediately upon the date of Mr. Bologna’s termination, to the extent that any of Mr. Bologna’s stock options have not vested in full, an additional number of Mr. Bologna’s stock options will vest such that Mr. Bologna will be vested in such number of stock options calculated as if Mr. Bologna remained employed with us for an additional 24 months following the date of termination, and the vested options shall remain exercisable for their full term. If Mr. Bologna’s employment is terminated as a result of his death or disability, then immediately upon the date of Mr. Bologna’s termination, all stock options held by Mr. Bologna shall immediately and fully vest and shall remain exercisable for their full term.

If Mr. Bologna’s employment under his employment agreement is terminated by us for cause or by Mr. Bologna in the absence of a good reason, or the term of the employment agreement expires, we will pay to Mr. Bologna his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses. If Mr. Bologna’s employment under the employment agreement is terminated either by us without cause or by Mr. Bologna for good reason, or because of Mr. Bologna’s death or disability, then (i) we will pay to Mr. Bologna his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses, (ii) we will pay Mr. Bologna a lump sum payment equal to (A) an amount equal to two times his most recent base salary plus (B) an amount equal to two times the average of the last four annual bonuses paid to him, or two times the amount of the largest bonus paid to him within the last three years, whichever is greater, (iii) we will pay Mr. Bologna an amount equal to his annual bonus target prorated by the number of days worked by him in the last calendar year of his employment and (iv) in certain circumstances we will continue to provide medical and dental insurance coverage for him and his family until the later of (A) 36 months following the effective date of his termination or (B) the date which would have been the end of the current term of the employment agreement but for the earlier termination thereof.

Under the employment agreement, “cause” means that Mr. Bologna has (i) intentionally committed an act or omission that materially harms us, (ii) been grossly negligent in performance of his duties to us, (iii) committed an act of moral turpitude, (iv) committed an act of fraud or material dishonesty in discharging his duties to us, (v) breached any material provision of the employment agreement or any nondisclosure or non-competition agreement between us and Mr. Bologna that results in material harm to us, or (vi) breached any material provision of any code of conduct or ethics policy in effect at our Company that results in material harm to us; provided, that in the case of subparagraph (ii) where such gross negligence and the effects of such gross negligence are capable of remedy by Mr. Bologna, there shall be no cause unless we provide Mr. Bologna with written notice reasonably detailing the purported basis for the cause and Mr. Bologna fails to remedy within 30 days after his receipt of such notice.

Under the employment agreement, “good reason” means the occurrence of one or more of the following without Mr. Bologna’s express written consent: (i) a substantial diminution in his title, duties, responsibilities or authority with us, (ii) a reduction in his salary or bonus target, (iii) our failure to timely pay or provide him with any salary, bonuses, benefits or other compensation due to him under the employment agreement, (iv) our dissolution or liquidation or our filing of a bankruptcy petition, (v) relocation of our headquarters to a location outside of the Princeton, New Jersey area, (vi) Mr. Bologna not being elected as a member of our Board of Directors or (vii) a change of control as used in the employment agreement; provided, that in the case of subparagraphs (i), (ii) or (iii) there shall be no good reason unless Mr. Bologna provides our Board of Directors with written notice reasonably detailing the purported basis for the good reason and we fail to remedy within 30 days after its receipt of such notice.

Under the employment agreement, a “change of control” shall occur on the date that either of the following occurs: (i) any “Person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of our securities representing more than 50% of the total voting power represented by our then outstanding voting securities (excluding for this purpose our Company or its affiliated entities or any of our executive benefit plans) or (ii) a merger or consolidation of our Company whether or not approved by our Board of Directors, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) at least 50% of the total voting power represented by our voting securities or such surviving entity or parent of such corporation outstanding immediately after such merger or consolidation, or the consummation of an agreement for the sale or disposition of all or substantially all of our assets.

The following table summarizes the potential payments to Mr. Bologna assuming his employment with us is terminated or a change of control occurs on December 31, 2006, the last day of our fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability		Termination by us Without Cause or by Mr. Bologna for Good Reason
Base Salary	$0	$1,040,000		$1,040,000
Bonus	$0	$0	(1)	$0	(1)
Acceleration of Vesting of Options	100%	100%		24 months
Number of Stock Options and Value (2)	500,000	500,000		300,000
	$0	$0		$0
Executive Deferred Compensation Plan	$0	$13,712		$13,712
Total	$0	$1,053,712		$1,053,712

(1)	To date, Mr. Bologna has not received any performance or annual bonuses, so as of December 31, 2006, he would not be entitled to any additional compensation with respect to bonus amounts.
(2)	Value upon termination or change of control is calculated using a value of our common stock of $3.10 per share, the closing price of our common stock on December 29, 2006, the last trading day in the fiscal year ended December 31, 2006. At this price, Mr. Bologna would receive no additional value from the acceleration of the vesting of stock options as the exercise price of his options is $4.53 per share.

Our Other Named Executive Officers

None of our other current executive officers have any severance arrangement with us nor are they entitled to any beneficial payments or vesting upon a change of control.

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to agreements we have with them for the fiscal year ended December 31, 2006, other than Thomas A. Bologna, our President and Chief Executive Officer, George H. Poste, DVM, Ph.D., our Chairman, and Paul J. Kelly, our former President and Chief Executive Officer.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		All Other Compensation ($)		Total ($)
James Beery	45,000	60,616	(2)	—		105,616
Sidney M. Hecht, Ph.D.	51,500	63,013	(3)	—		114,513
Kenneth D. Noonan, Ph.D.	33,000	42,098	(4)	353,050	(5)	428,148
Nicole S. Williams	56,500	64,492	(6)	—		120,992
Gordon Wasserman (7)	25,500	26,501	(8)	—		52,001

(1)	See Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 for details as to the assumptions used to determine the fair value of option awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.
(2)	Consists of $27,799, $21,837 and $10,980, representing the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to Mr. Beery to purchase 13,557, 10,537 and 35,971 shares of common stock on April 26, 2004, June 8, 2005 and July 6, 2006, respectively, calculated in accordance with SFAS 123(R) or SFAS 123.
(3)	Consists of $3,936, $21,808, $24,801 and $12,468, representing the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to Dr. Hecht to purchase 5,000, 16,895, 12,118, and 41,367 shares of common stock on April 26, 2004, June 14, 2004, June 8, 2005 and July 6, 2006, respectively, calculated in accordance with SFAS 123(R) or SFAS 123.
(4)	Consists of $3,843, $14,480, $15,477 and $8,298, representing the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to Dr. Noonan to purchase 3,000, 11,013, 7,903 and 26,978 shares of common stock on April 26, 2004, June 14, 2004, June 8, 2005 and July 6, 2006, respectively, calculated in accordance with SFAS 123(R) or SFAS 123.
(5)	Represents fees and expenses paid in fiscal year 2006 to L.E.K. Consulting LLP, of which Dr. Noonan is a partner, pursuant to a consulting agreement. See “Consulting Agreement with L.E.K. Consulting LLP” below.
(6)	Consists of $2,924, $22,731, $25,842 and $12,995, representing the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to Ms. Williams to purchase 2,000, 17,631, 12,645 and 43,165 shares of common stock on April 26, 2004, June 14, 2004, June 8, 2005 and July 6, 2006, respectively, calculated in accordance with SFAS 123(R) or SFAS 123.
(7)	Mr. Wasserman resigned from our Board of Directors effective August 18, 2006.
(8)	Consists of $14,652, $10,005 and $1,844, representing the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to Mr. Wasserman to purchase 10,593, 7,903 and 26,978 shares of common stock on November 29, 2004, June 8, 2005 and July 6, 2006, respectively, calculated in accordance with SFAS 123(R) or SFAS 123.

Director Compensation Policy

As discussed above, our Chairman, Dr. Poste, served as our principal executive officer from March 8, 2006 to June 22, 2006. Dr. Poste received no additional compensation, above what he was entitled to receive under our Director Compensation Policy, for his service as our principal executive officer. All compensation Dr. Poste received in connection with his service as a Director in fiscal year 2006 is reflected in the executive Summary Compensation Table and accompanying disclosures above.

Mr. Bologna, our President and Chief Executive Officer, is not paid any fees or other compensation for services as a member of our Board of Directors or of any committee of our Board of Directors.

The non-employee members of our Board of Directors are entitled to receive cash compensation in accordance with the following schedule:

Board of Directors:

Annual retainer-Chairperson	$25,000
Annual retainer-Director	$12,500
Meeting fee	$3,000
Telephonic meetings will be paid at the prorated level of $500 per hour.

Audit Committee:

Annual retainer-Chairperson	$5,000
Annual retainer-committee members	$1,500
Meeting fee	$1,000
Meeting fee (in person meetings held on days separate from full Board meeting)	$3,000
Telephonic meetings will be paid at the prorated level of $500 per hour.

Compensation Committee:

No annual retainer to be paid to Compensation Committee Chairperson or members.
Meeting fee	$1,000
Meeting fee (in person meetings held on days separate from full Board meeting)	$3,000
Telephonic meetings will be paid at the prorated level of $500 per hour.

Members of our Board of Directors and committee members also receive stock option grants both upon joining the Board of Directors and on an annual basis in line with recommendations by the Compensation Committee, which grants are non-qualified stock options under our 2005 Amended and Restated Stock Plan, and which typically vest in monthly increments over three years. In addition, we reimburse each member of our Board of Directors who is not an employee for reasonable travel and other expenses in connection with attending meetings of the Board of Directors.

Consulting Agreement with L.E.K. Consulting LLP

On November 24, 2005, we entered into a consulting agreement with L.E.K. Consulting LLP, of which Dr. Noonan is a partner. Under the terms of the agreement, we paid L.E.K. fees and expenses of $353,050 during fiscal year 2006 in connection with their market analysis and strategic planning services, which were completed early in 2006.

Employee Benefit Plans

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee has two members, Dr. Hecht (Chairman) and Ms. Williams. None of our executive officers serve as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or our Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of our common stock as of March 15, 2007, except as noted, for (a) each stockholder known by us to own beneficially more than 5% of our common stock; (b) each of our Directors; (c) each executive officer named in the Summary Compensation Table; (d) and all of our current Directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within the 60-day period following March 15, 2007 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 29,349,773 shares of common stock outstanding on March 15, 2007. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Unless otherwise indicated, the address for each director and current executive officer is c/o Orchid Cellmark Inc., 4390 U.S. Route One, Princeton, New Jersey 08540.

	Amount and Nature of Beneficial Ownership
	Common Stock
5% Holders, Directors and Executive Officers	Number(1)		Percent
Accipiter Capital Management LLC 399 Park Avenue, 38th Floor New York, NY 10022-8113	4,357,407	(2)	14.8%
Royce & Associates, LLC 1414 Avenue of the Americas, 9th Floor New York, NY 10019-2578	2,904,822	(2)	9.9%
Ziff Asset Management, LP 153 East 53rd Street, 43rd Floor New York, NY 10022-4615 (3)	2,308,116	(2)	7.9%
James Beery (4)	30,281		*

Thomas A. Bologna (5)	250,000		*

John Deighan (4)	1,383		*

Sidney M. Hecht, Ph.D. (6)	53,659		*

Kenneth D. Noonan, Ph.D. (4)	29,610		*

George H. Poste, DVM, Ph.D. (4)	86,717		*

Nicole S. Williams (4)	40,209		*

All current directors and executive officers as a group (seven persons) (7)	491,859		1.7%
Former Executive Officers or Directors

Gordon Wasserman (8)	—		*

Paul J. Kelly, MD (9)	—		*

Raymond J. Land (10)	—		*

Gordon J. Brown (11)	—		*

*	Represents beneficial ownership of less than 1% of the common stock outstanding.
(1)	Attached to each share of common stock is a preferred share purchase right to acquire one one-hundredth of a share of our series A junior participating preferred stock, par value $0.001 per share, which preferred share purchase rights are not presently exercisable.
(2)	The number of shares is calculated as of the most recent filing with the Securities and Exchange Commission by the stockholder.
(3)	Shares registered in the name of Ziff Asset Management, LP are beneficially owned by PBK Holdings, Inc., the general partner of Ziff Asset Management, LP, and Philip B. Korsant, the sole shareholder of PBK Holdings, Inc., all three of which share dispositive voting power for the shares.
(4)	Represents shares of common stock subject to options exercisable within the 60-day period following March 15, 2007.

(5)	Includes 150,000 shares of common stock subject to options exercisable within the 60-day period following March 15, 2007.
(6)	Includes 49,859 shares of common stock subject to options exercisable within the 60-day period following March 15, 2007
(7)	Includes 388,059 shares of common stock subject to options exercisable within the 60-day period following March 15, 2007.
(8)	Mr. Wasserman resigned from the Board on August 18, 2006 and all outstanding options were canceled in November 2006.
(9)	On March 8, 2006, Dr. Kelly ceased employment with the Company and all outstanding unexercised options were canceled in June 2006.
(10)	On July 7, 2006, Mr. Land ceased employment with the Company and all outstanding unexercised options were canceled in October 2006.
(11)	On June 14, 2006, Mr. Gordon ceased employment with the Company and all outstanding unexercised options were canceled in September 2006.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders
1995 Stock Incentive Plan	265,326	16.40	—
2005 Amended and Restated Stock Plan	1,153,728	7.40	500,698
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,419,054	9.09	500,698

(1)	Includes options to purchase 12,651 shares of our common stock issued under the plans that were cancelled between December 31, 2006 and March 15, 2007.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our Audit Committee reviews and approves in advance all related party transactions in accordance with its written charter.

On November 24, 2005, we entered into a consulting agreement with L.E.K. Consulting LLP, of which Dr. Kenneth Noonan, a Director of the Company, is a partner. Under the terms of the agreement, we paid L.E.K. fees and expenses of $353,050 in connection with their services, which were completed early in 2006. Other than as described herein, since January 2006, there has not been nor is there currently proposed, any other transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds $60,000 and in which any Director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

In accordance with the rules and regulations of the Nasdaq Stock Market LLC, our Board of Directors affirmatively determines the independence of each Director and nominee for election as a Director in accordance with guidelines it has adopted, which include all elements of independence under the definition promulgated by the Nasdaq Stock Market LLC.

Based on these standards, the Board of Directors determined that each of the following non-employee Directors is an “independent director” as defined by the Nasdaq Stock Market LLC and has no relationship with us, except as a Director and/or stockholder: Mr. Beery, Dr. Hecht, Dr. Noonan and Ms. Williams.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by KPMG LLP during those periods.

	2005	2006
Audit fees	$1,480,000	$1,039,050
Audit-related fees	81,000	0
Tax fees	125,500	145,000
All other fees	0	0

Total	$1,686,500	$1,184,050

Audit Fees

Fees incurred by us for professional services rendered by KPMG LLP for the audit of the annual consolidated financial statements included in our Annual Report on Form 10-K, for the reviews of the consolidated financial statements included in our Forms 10-Q and for the audit of internal control over financial reporting required under the Sarbanes-Oxley Act of 2002 were $1,480,000 for 2005 and $1,019,050 for 2006. We also paid KPMG LLP $20,000 in 2006 for services related to the filing of a registration statement on Form S-1 covering the resale of shares of common stock sold in a common stock private placement on November 21, 2006.

Audit-Related Fees

We paid KPMG LLP $81,000 in 2005 for services related to a proposed transaction.

Tax Fees

Fees paid to KPMG LLP associated with tax compliance and tax consultation were $125,500 in 2005 and $145,000 in 2006.

All Other Fees

We paid no other fees to KPMG LLP in 2005 or 2006.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with the policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility, pursuant to its written charter, for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee’s policy is to approve all audit and non-audit services provided by our independent registered public accounting firm prior to the commencement of the services using a combination of pre-approvals for certain engagements up to predetermined dollar thresholds in accordance with the pre-approval policy and specific approvals for certain engagements on a case-by-case basis. The Audit Committee has delegated authority to the committee chair to pre-approve between committee meetings those services that have not already been pre-approved by the committee. The chair is required to report any such pre-approval decisions to the full committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)	Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)

3.2(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)

3.3(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 14, 2002 (filed as Exhibit 3.3)

3.4(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated March 30, 2004 (filed as Exhibit 4.10)

3.5(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant,

3.6(1)	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)

3.7(3)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)

3.8(4)	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4)

4.1(5)	Specimen certificate for share of common stock (filed as Exhibit 4.1)

4.2(6)	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1)

4.3(3)	First Amendment to Rights Agreement by an between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)

4.4(3)	Form of Warrant dated March 31, 2003 issued to investors (filed as Exhibit 4.1)

4.5(7)	Form of Warrant dated February 27, 2004 between Registrant and investors (filed as Exhibit 4.1)

10.1(8)††	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

10.2(8)††	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

Exhibit Number	Description
10.3(9)††	The Amended and Restated 2005 Stock Plan and the form of stock option agreement for non-statutory and incentive stock options (filed as Exhibits 99.1, 99.2 and 99.3, respectively)

10.4(8)††	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)

10.5(10)††	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)

10.6(10)††	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)

10.7(10)††	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)

10.8(3)	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1)

10.9(3)	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2)

10.10(7)	Form of Securities Purchase Agreement dated February 26, 2004 between the Registrant and investors (filed as Exhibit 4.2)

10.11(11)	Securities Purchase Agreement dated November 21, 2006 among the Registrant and the investors listed on the Schedule of Investors attached thereto (filed as Exhibit 10.1)

10.12(12)†	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs (filed as Exhibit 10.22)

10.13(12)†	Agreement dated July 15, 2002 between the Registrant and Forensic Alliance Limited (filed as Exhibit 10.23)

10.14(12)††	Employment Agreement, as amended, dated May 16, 2003 between the Registrant and Paul J. Kelly (filed as Exhibit 10.24)

10.15(12)†	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology (filed as Exhibit 10.25)

10.16(12)†	Exclusive Patent License Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.26)

10.17(12)†	Settlement Agreement dated August 6, 2002 between the Registrant and Saint Louis University (filed as Exhibit 10.27)

10.18(12)	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.28)

10.19(13)††	Action by Compensation Committee of the Registrant on July 13, 2004 with respect to bonus of Paul J. Kelly (filed as Exhibit 10.35)

10.20(14)††	Director Compensation Policy, effective January 1, 2004 (filed as Exhibit 10.36)

10.21(14)††	Employment Agreement dated April 25, 2005 between the Registrant and Raymond J. Land (filed as Exhibit 10.1)

10.22(15)	NWI Lease Agreement between the Registrant and NWI Warehouse Group L.P. dated February 15, 1996 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.1)

Exhibit Number	Description
10.23(15)	Lease Agreement Amendment No. 1 between the Registrant and Duke-Weeks Realty L.P. dated January 23, 2001 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.2)

10.24(15)	Lease Agreement Amendment No. 2 between the Registrant and Duke Realty Limited Partnership dated August 8, 2005 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.3)

10.25(15)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective October 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.4)

10.26(15)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective December 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.5)

10.27(16)††	Employment Agreement dated March 8, 2006 between the Registrant and Thomas A. Bologna (filed as Exhibit 99.1)

10.28(17)	Letter Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated January 18, 2005 (filed as Exhibit 10.27)

10.29(17)	Amendment No. 1 to Lease Agreement by and between Bellemead Development Corporation and the Registrant, dated November 1, 2005 (filed as Exhibit 10.28)

10.30(17)††	Employment Agreement dated December 21, 2005 between the Registrant and Gordon J. Brown (filed as Exhibit 10.29)

10.31(17)†	Letter Agreement and Product Loan Agreement between the Registrant and Applied Biosystems, dated January 5, 2006 (filed as Exhibit 10.30)

10.32(18)††	Severance Agreement dated April 24, 2006 between the Registrant and Paul J. Kelly (filed as Exhibit 99.1)

10.33*††	Addendum to Employment Agreement dated March 8, 2006 between the Registrant and Thomas A. Bologna

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report for the year ended December 31, 2006 as filed with the Commission on March 15, 2007 (File No. 000-30267).
†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment thereof.
††	Management or compensatory plan.
(1)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the Commission on August 14, 2002 (File No. 000-30267).
(2)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-8 as filed with the Commission on June 29, 2005 (File No. 333-126227).
(3)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the Commission on April 2, 2003 (File No. 000-30267).
(4)	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Registrant’s Annual Report for the year ended December 31, 2001 as filed with the Commission on April 1, 2002 (File No. 000-30267).

(5)	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 as filed with the Commission on November 14, 2001 (File No. 000-30267).
(6)	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Registrant’s registration statement on Form 8-A as filed with the Commission on August 3, 2001 (File No. 000-30267).
(7)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the Commission on March 8, 2004 (File No. 000-30267).
(8)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-1, as amended, as originally filed with the Commission on February 18, 2000 (File No. 333-30774).
(9)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the Commission on June 14, 2005 (File No. 000-30267).
(10)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-8 as filed with the Commission on January 15, 2002 (File No. 333-76744).
(11)	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the Commission on November 21, 2006 (File No. 000-30267).
(12)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 as originally filed with the Commission on March 29, 2004 (File No. 000-30267).
(13)	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Commission on March 31, 2005 (File No. 000-30267).
(14)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 as filed with the Commission on May 6, 2005 (File No. 000-30267).
(15)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 as filed with the Commission on November 9, 2005 (File No. 000-30267).
(16)	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the Commission on March 9, 2006 (File No. 000-30267).
(17)	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Commission on May 24, 2006 (File No. 000-30267).
(18)	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the Commission on April 27, 2006 (File No. 000-30267).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID CELLMARK INC.

Date: March 28, 2007	By:	/s/ THOMAS A. BOLOGNA
Thomas A. Bologna Chief Executive Officer (Principal Executive Officer)