Form 10-Q
period 2007-03-31
ORCHID CELLMARK INC
filed 2007-05-03
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 1, 2007, the registrant had 29,352,521 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$23,919	$24,144
Accounts receivable, net	12,117	12,165
Inventory	915	1,072
Prepaids and other current assets	1,131	1,751

Total current assets	38,082	39,132
Fixed assets, net	7,918	8,469
Goodwill	2,323	2,321
Other intangibles, net	9,312	9,755
Restricted cash	958	958
Other assets	554	543

Total assets	$59,147	$61,178

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,676	$2,417
Accrued expenses and other current liabilities	5,300	4,904
Income taxes payable	813	1,013
Deferred revenue	855	825

Total current liabilities	8,644	9,159
Other liabilities	1,068	1,113

Total liabilities	9,712	10,272

Commitments and contingencies

Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued 29,482,980 and 29,481,480 shares at March 31, 2007 and December 31, 2006, respectively	29	29
Additional paid-in capital	366,250	366,080
Accumulated other comprehensive income	3,450	3,408
Treasury stock at cost, 163,259 shares of common stock at March 31, 2007 and December 31, 2006	(1,587)	(1,587)
Accumulated deficit	(318,707)	(317,024)

Total stockholders’ equity	49,435	50,906

Total liabilities and stockholders’ equity	$59,147	$61,178

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended March 31, 2007 and 2006

(In thousands, except per share data)

(Unaudited)

	2007	2006
Revenues:
Service revenues	$13,895	$12,483
Other revenues	137	112

Total revenues	14,032	12,595

Operating expenses:
Cost of service revenues	9,519	10,204
Research and development	279	278
Marketing and sales	1,484	2,215
General and administrative	3,936	5,815
Restructuring	—	54
Amortization of intangible assets	445	439

Total operating expenses	15,663	19,005

Operating loss	(1,631)	(6,410)
Other income (expense):
Interest income	271	173
Other expense, net	(64)	(191)

Total other income (expense), net	207	(18)

Loss before income tax expense	(1,424)	(6,428)
Income tax expense	259	171

Net loss	$(1,683)	$(6,599)

Basic and diluted net loss per share	$(0.06)	$(0.27)

Shares used in computing basic and diluted net loss per share	29,319	24,332

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,683)	$(6,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	239	254
Loss on sale of assets	—	10
Impairment of assets	—	259
Depreciation and amortization	1,133	1,311
Bad debt expense	30	32
Changes in assets and liabilities:
Accounts receivable	18	324
Inventory	157	224
Prepaids and other assets	609	669
Accounts payable	(741)	(164)
Accrued expenses and other current liabilities	396	(264)
Income taxes payable	(200)	(349)
Deferred revenue	30	253
Other liabilities	(45)	(54)

Net cash used in operating activities	(57)	(4,094)

Cash flows from investing activities:
Capital expenditures	(128)	(173)
Decrease in restricted cash	—	761

Net cash (used in) provided by investing activities	(128)	588

Cash flows from financing activities:
Net proceeds from issuance of common stock	2	4
Issuance costs of common stock in private placement	(71)	—

Net cash (used in) provided by financing activities	(69)	4

Effect of foreign currency translation on cash and cash equivalents	29	130

Net decrease in cash and cash equivalents	(225)	(3,372)
Cash and cash equivalents at beginning of period	24,144	23,198

Cash and cash equivalents at end of period	$23,919	$19,826

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Three months ended March 31, 2007

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2007	29,482	$29	$366,080	$3,408	$(1,587)	$(317,024)	$50,906

Net loss	—	—	—	—	—	(1,683)	(1,683)

Foreign currency translation adjustment	—	—	—	42	—	—	42

Comprehensive loss							(1,641)

Issuance costs of common stock in private placement	—	—	(71)	—	—	—	(71)

Issuance of common stock from exercise of stock options	1	—	2	—	—	—	2

Stock-based compensation expense	—	—	239	—	—	—	239

Balance at March 31, 2007	29,483	$29	$366,250	$3,450	$(1,587)	$(318,707)	$49,435

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 (the Annual Report), as filed with the Securities and Exchange Commission (SEC).

Since the date of the Annual Report, there have been no changes to the Company’s critical accounting policies.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2) Net Loss per Share

Net loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options and warrants that have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are equal.

(3) Inventory

Inventory is comprised of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$709	$875
Work in progress	198	189
Finished goods	8	8

	$915	$1,072

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Other Intangible Assets

The following table sets forth the Company’s other intangible assets as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007			December 31, 2006
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Base technology	$6,120	$(3,745)	$2,375	$6,119	$(3,616)	$2,503
Customer list	5,337	(3,402)	1,935	5,335	(3,280)	2,055
Trademark/tradename	4,437	(2,245)	2,192	4,435	(2,152)	2,283
Patents and know-how	4,913	(2,103)	2,810	4,913	(1,999)	2,914

	$20,807	$(11,495)	$9,312	$20,802	$(11,047)	$9,755

(1)	Cost reflects the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $703 thousand and $698 thousand as of March 31, 2007 and December 31, 2006, respectively.

(5) Fixed Assets

Fixed assets are comprised of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Laboratory equipment	$15,560	$15,445
Computers and software	5,014	4,995
Furniture and fixtures	1,617	1,615
Leasehold improvements	6,485	6,460

	28,676	28,515
Less accumulated depreciation and amortization	(20,758)	(20,046)

	$7,918	$8,469

Depreciation expense for the Company’s fixed assets for the three months ended March 31, 2007 and 2006 was $689 thousand and $872 thousand, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
VAT and other taxes	$1,670	$1,743
Employee compensation	1,053	448
Professional fees	999	1,243
Current portion of guarantee obligation	283	283
Restructuring	264	264
Current portion of patent obligations	150	150
Other	881	773

	$5,300	$4,904

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with the sale of assets and liabilities of the Company’s Diagnostics business to Tepnel Life Sciences, PLC (Tepnel) in 2004, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company reflected the fair value of the guarantee of $1.6 million at the time of the sale of the Diagnostics business as a reduction to the net realizable value of these assets and liabilities. The fair value of the guarantee was $975 thousand and $1.0 million as of March 31, 2007 and December 31, 2006, respectively, of which $692 thousand and $721 thousand, respectively, is included in other long-term liabilities in the consolidated balance sheet. Other income (expense) includes $29 thousand of income for the three months ended March 31, 2007, which represents the change in the fair value of the outstanding liability. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for ten months prior to subleasing the space and the expected rental income from the sublease of the space. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease totaled $1.7 million as of March 31, 2007.

On February 27, 2004, the Company issued approximately 3,158,000 shares of its common stock and four-year warrants to purchase an additional approximately 632,000 shares of the Company’s common stock in a private placement. Pursuant to the terms of the securities purchase agreement for the private placement, in 2004, the Company registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3. Pursuant to the terms of the securities purchase agreement, the Company must use its best efforts to keep the registration statement continuously effective for a period of five years or until all shares registered thereon have been sold. In addition, the securities purchase agreement provides that the Company is obligated to pay penalties to investors if the investors were not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement for five or more trading days, whether or not consecutive. As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, the investors were no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. The penalty payment that the Company is obligated to pay to the investors of $308 thousand is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of March 31, 2007. The Company included $72 thousand of expense in other income (expense) for the three months ended March 31, 2007 related to the liability.

(7) Recently Issued Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of January 1, 2007 and March 31, 2007, the unrecognized tax benefits amounted to approximately $175 thousand, including an immaterial amount for accrued interest and penalties related to uncertain tax positions, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS 159 in the first quarter of 2008. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact this standard will have on the consolidated financial statements.

(8) Legal Proceedings

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity. We focus our business on DNA testing primarily for human identity and to a lesser extent agricultural applications. In the human identity area, we principally provide DNA testing services for forensic and family relationship applications. Forensic DNA testing is primarily used to confirm that a suspect committed a particular crime, to exonerate an innocent person or to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with crimes. Family relationship DNA testing is used to establish whether two or more people are genetically related. In agricultural applications, we provide DNA testing services for food safety and selective trait breeding.

We have operations in the United States, or US, and in the United Kingdom, or UK, and the majority of our current customers are based in these two countries. Our forensic and family relationship DNA testing services are conducted in both the US and the UK, while all of our agricultural DNA testing services are conducted in the UK. Based on our review of publicly available information regarding contract sizes and competitor activity, supplemented by industry publications and third-party market assessment data, we believe that the US and UK are two of the largest existing markets for our services today. In the US and UK, a significant amount of our current testing activity is under established contracts with a number of different government agencies. These contracts are usually awarded through a sealed bid process and, when awarded, typically have a term from one to three years. We believe that our experience as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts.

Our operations in the US accounted for 48% and 58% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. Our US revenues have declined while our UK revenues have increased for the three months ended March 31, 2007 as compared to the same period in 2006. We have implemented measures to improve our US financial results through a strategy designed to obtain new contracts with average sales prices that allow us to cover our variable and overhead costs and improve our gross margin. We have increased our average selling price per sample in our US forensic contracted casework and database testing services, however, we continue to experience significant competition in our government funded and private paternity testing services. In addition, we are focused on improving our operational execution to increase throughput in our laboratories and lower operating costs. In particular, in our forensics business we have reduced our turnaround times in processing samples and decreased the number of samples that need to be retested. Our focus on improved pricing and operational excellence has improved our gross margins and significantly reduced the amount of cash used in our operations.

Our operations in the UK accounted for 52% and 42% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. We expect our UK operations to continue to be a significant part of our business. For the three months ended March 31, 2007 and 2006, 52% and 70%, respectively, of our UK revenues were derived through agreements with two contractors, which were the Department for Environment, Food and Rural Affairs, or DEFRA, and Forensic Alliance Ltd., or FAL. Our agreement with FAL has been terminated, effective July 15, 2007. As a result of the termination of this agreement, we are continuing to implement plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services, which we believe may increase our share of the UK DNA testing services market. To date, we have successfully bid, in competitive bidding processes, on forensic contracts with several different UK police forces. Additionally, in December 2006, we submitted another bid to provide forensic services to multiple police forces in the UK. We expect a decision with respect to this bid will be announced in the late spring or early summer of 2007. We believe that the actions we have taken to date have placed us in a position to successfully transition from our current relationship with FAL to being a direct provider of these services throughout the UK.

Operating Highlights

Our revenues are predominately generated from DNA testing services provided to our customers. Our costs and expenses include costs of service revenues, research and development expenses, marketing and sales expenses, general and administrative expenses, amortization expense and other income and expense. Costs of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples and facility expenses. Research and development expenses consist primarily of salaries and related costs, laboratory supplies and other expenses related to the design, development, testing and enhancement of our services. Marketing and sales expenses consist of salaries and benefits for marketing and sales personnel within our organization and all related costs of selling and marketing our services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, insurance and other corporate expenses.

Our operating results improved for the three months ended March 31, 2007 as compared to the same period in 2006. Overall, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, total revenues increased approximately 11% and gross margin, as percentage of service revenues, increased to approximately 31% from approximately 18%. The increase in revenues and gross margin was primarily a result of increased revenues in our UK forensics and US forensic casework testing services and decreased lab supply costs during the three months ended March 31, 2007 as compared to the comparable period in 2006. The increase in revenues and gross margin was partially offset by lower revenues in our US government and private paternity testing services and our testing services involving DNA profile uploads into the Federal Bureau of Investigation’s Combined DNA Index System, or CODIS, and individual state databases, as well as increased laboratory personnel costs. For the three months ended March 31, 2007, our operating expenses, other than cost of service revenues, declined by approximately 30% as compared to the same period in 2006, primarily as a result of decreased marketing and sales and general and administrative expenses, due to our focus on cost containment.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended March 31, 2007 and 2006:

	(In thousands)
	2007	2006	$ Change	% Change
Total revenues	$14,032	$12,595	$1,437	11%
Cost of service revenues	9,519	10,204	(685)	(7)
Research and development	279	278	1	0
Marketing and sales	1,484	2,215	(731)	(33)
General and administrative	3,936	5,815	(1,879)	(32)
Restructuring	—	54	(54)	(100)
Amortization of intangible assets	445	439	6	1
Total other income (expense), net	207	(18)	225	>(100)
Income tax expense	259	171	88	51
Net loss	(1,683)	(6,599)	4,916	(74)

Revenues

Total revenues for the three months ended March 31, 2007 of $14.0 million represented an increase of $1.4 million, or approximately 11%, as compared to revenues of $12.6 million for the comparable period of 2006.

Our US service revenues for the three months ended March 31, 2007 of $6.7 million declined by $0.5 million, or approximately 7%, as compared to $7.2 million for the comparable period of 2006, primarily due to declines in volume for our government and private paternity testing services and our CODIS and individual state databases testing services. This decline was partially offset by increased volume and pricing in our US forensic casework testing services.

Our UK service revenues for the three months ended March 31, 2007 were $7.2 million, which represents an increase of $1.9 million, or approximately 36%, as compared to revenues of $5.3 million for the comparable period of the prior year. Our UK based revenues increased due to increased volume in non-violent crime testing services, UK Police and Criminal Evidence Act, or PACE, database testing services and immigration testing services. The non-

violent crime testing services and PACE database testing services increased primarily due to increased volumes from new contracts we were awarded in 2006 to provide services directly to several different UK police forces. For the three months ended March 31, 2007, as compared to the same period in 2006, our UK revenues were also favorably impacted by approximately 12%, as a result of the exchange rate movement of the British pound as compared to the US dollar.

We perform forensic testing services for several police forces throughout the UK through our agreement with FAL. Revenues derived through the FAL agreement accounted for approximately 24% and 26% of our total revenues and approximately 46% and 62% of our UK revenues for the three months ended March 31, 2007 and 2006, respectively. In 2005, FAL was acquired by LGC Ltd., or LGC, a provider of analytical and diagnostic services, including DNA testing services, and to that extent LGC is in a position to compete for the business we currently conduct through the FAL agreement. On July 7, 2006, we received from FAL notice of termination of this agreement, effective July 15, 2007. As a result of our receipt of the notice of termination, we are in discussions with LGC regarding the transitioning of services we provide to UK police forces, including addressing the provision of services to police forces whose contract with FAL extends beyond the termination of our contract with FAL. We are continuing to implement plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services. To date, we have successfully bid, in competitive bidding processes, on forensic contracts with several different UK police forces. Additionally, in December 2006, we submitted another bid to provide forensic services to multiple police forces in the UK. We expect a decision with respect to this bid will be announced in the late spring or early summer of 2007.

Under the terms of our agreement with DEFRA, which extends through December 2008, we are the exclusive supplier of genotyping services offered to sheep farmers under the UK government’s National Scrapie Plan, or NSP, which is designed to help British farmers breed sheep with reduced genetic susceptibility to the disease. Although we are the exclusive supplier of genotyping services under the NSP, we expect revenues under our contract with DEFRA to decline for the year ending December 31, 2007 as compared to the year ended December 31, 2006 due to lowered pricing and testing volumes.

During each of the three months ended March 31, 2007 and 2006, we recognized $0.1 million in other revenues, specifically license and grant revenues.

Cost of Service Revenues

Cost of service revenues was $9.5 million, or approximately 69% of service revenues, for the three months ended March 31, 2007, compared to $10.2 million, or approximately 82% of service revenues, for the comparable period of the prior year. The decrease in cost of service revenues primarily reflects decreased lab supply costs, partially offset by increased laboratory personnel costs. The decrease in cost of service revenues as a percentage of revenues primarily reflects increased revenues in our UK forensic testing services and US forensic casework testing services and decreased lab supply costs, partially offset by decreased revenues in our CODIS and US government and private paternity testing services and increased laboratory personnel costs.

Research and Development

Research and development expenses for each of the three months ended March 31, 2007 and 2006 were $0.3 million.

Marketing and Sales

Marketing and sales expenses for the three months ended March 31, 2007 were $1.5 million, a decrease of $0.7 million, as compared to $2.2 million during the comparable period of the prior year. The decrease in marketing and sales expenses was primarily due to decreased spending in radio advertising related to our marketing and sales programs in our private paternity testing business, as well as decreased personnel costs. The radio advertising campaign was discontinued in the second quarter of 2006.

General and Administrative

General and administrative expenses for the three months ended March 31, 2007 were $3.9 million, a decrease of $1.9 million, as compared to $5.8 million for the comparable period of the prior year. The decrease in general and administrative expenses in the first quarter of 2007 primarily included decreases in consulting and professional fees, including legal and audit expenses. The first quarter of 2006 included certain consulting and professional fees which we do not expect to reoccur.

Restructuring

Restructuring expenses for the three months ended March 31, 2006 were $54 thousand, primarily consisting of facility obligation costs for our former Germantown, Maryland and Dallas, Texas facilities.

Amortization of Intangible Assets

During each of the three months ended March 31, 2007 and 2006, we recorded $0.4 million of amortization expense.

Total Other Income (Expense), Net

Interest income for the three months ended March 31, 2007 was $0.3 million, compared to $0.2 million during the same period of the prior year, due to higher interest rates and higher average cash balances in 2007.

Other expense for three months ended March 31, 2007 and 2006 was $0.1 million and $0.2 million, respectively. Other expense in 2006 primarily consisted of an impairment charge on available-for-sale securities that were determined to be other-than-temporarily impaired.

Income Tax Expense

During the three months ended March 31, 2007 and 2006, we recorded income tax expense related to our profitable UK business of $0.3 million and $0.2 million, respectively. No tax benefit was recorded related to our US business’ losses as management deemed that it was not more likely than not that such tax benefit would be realized.

Net Loss

For the three months ended March 31, 2007, we reported a net loss of $1.7 million, which represented a decrease of 74% as compared to a net loss of $6.6 million for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had approximately $23.9 million in cash and cash equivalents, as compared to approximately $24.1 million as of December 31, 2006. Working capital decreased to approximately $29.4 million at March 31, 2007 from approximately $30.0 million at December 31, 2006. This decrease in working capital was primarily a result of the net loss for the three months ended March 31, 2007. We had no short-term or long-term debt obligations as of March 31, 2007.

Sources of Liquidity

Our primary sources of liquidity have been service revenues, issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the three months ended March 31, 2007 and 2006:

	(In thousands)
	2007	2006	$ Change	% Change
Cash (used in) provided by:
Operating activities	$(57)	$(4,094)	$4,037	(99)%
Investing activities	(128)	588	(716)	>(100)
Financing activities	(69)	4	(73)	>(100)

In contrast to the three months ended March 31, 2006, during three months ended March 31, 2007 we reduced our use of cash and improved our cash position. Net cash used in operations for the three months ended March 31, 2007 was $0.1 million compared with net cash used in operations of approximately $4.1 million for the comparable period in the prior year. The increase in operating cash flows was mainly a result of a decreased net loss, partially offset by an increased paydown of our accounts payable for the three months ended March 31, 2007 as compared to the comparable period of 2006. Investing activities during the three months ended March 31, 2007 consisted of $0.1 million of capital expenditures; as compared to the release of $0.8 million of restricted cash, partially offset by $0.2 million in capital expenditures for the comparable period in the prior year. Financing activities during the three months ended March 31, 2007 primarily consisted of issuance costs related to a prior private placement of common stock, while financing activities for the comparable period in the prior year consisted of proceeds from the issuance of common stock.

November 2006 Private Placement

On November 21, 2006, we completed a common stock private placement to certain new and existing institutional investors which raised $14.0 million in gross proceeds ($13.1 million in net proceeds after direct transaction costs). We sold approximately 4,875,000 shares of common stock at $2.88 per share in the private placement. We filed a registration statement on Form S-1 covering the resale of the shares of common stock sold in the private placement, which was originally declared effective by the Securities and Exchange Commission, or SEC, on December 29, 2006. We have since filed a post-effective amendment to this registration statement, which was declared effective by the SEC on April 11, 2007.

Restricted Cash

As of March 31, 2007, cash restricted under one of our operating leases and a government contract, in the aggregate amount of $1.0 million, is reflected as a long-term asset in the consolidated balance sheet.

Expected Uses of Liquidity in 2007

Throughout 2007, we plan to continue making investments in our business. We expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples, facility expenses, marketing expenses and general and administrative costs, which consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal expenses, expenses related to our intellectual property and other corporate expenses. In addition, we may make investments in future acquisitions of businesses or technologies which would increase our capital expenditures.

The amounts and timing of our actual expenditures will depend upon numerous factors, including our development activities, our investments in technology, the amount of cash generated by our operations and the amount and extent of our acquisitions, if any. Actual expenditures may vary substantially from our estimates.

We believe that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. We may need to raise additional capital to fund future growth opportunities or to operate our ongoing business activities if our future results of operations fall below our expectations. However, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. We also may need additional capital if we seek to acquire other businesses or technologies.

Commitments and Contingencies

There were no material changes during the three months ended March 31, 2007 to our commitments and contingencies as reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the three months ended March 31, 2007 to our critical accounting policies as reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Recently Issued Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. As of January 1, 2007 and March 31, 2007, the unrecognized tax benefits amounted to $0.2 million, including an immaterial amount for accrued interest and penalties related to uncertain tax positions, all of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt SFAS 159 in the first quarter of 2008. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact this standard will have on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and the investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of March 31, 2007, we had no long-term debt obligations.

Foreign Currency Risk

Our business derives a substantial portion of its revenues from international operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, British pound. We record all of our US operational transactions, including cash inflows and outflows, in US dollars. We expect that international sales will continue to represent a significant portion of our revenue. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and while there is currently no material adverse impact to our financial results, future material adverse exchange rate movements would have an unfavorable translation impact on our consolidated financial results. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date. There has not been any significant change to the foreign currency sensitivity analysis we performed as of December 31, 2006.

Item 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of March 31, 2007, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Principal Financial Officer concluded as of March 31, 2007 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls. Our management, including our President and Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations;

•	our expectation that the decision with respect to our bid to provide forensic services to multiple police forces in the UK will be announced in the late spring or early summer of 2007;

•	our belief that our experience as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts;

•	our expectation that our UK operations will continue to be a significant part of our business;

•	our belief that our plans to enable us to directly provide our services to UK police forces and extend our offerings of forensic services may increase our share of the UK DNA testing services market;

•

our belief that the actions we have taken to date have placed us in a position to successfully transition from our current relationship with FAL to being a direct provider of DNA testing services throughout the UK;

•	our expectation that certain consulting and professional fees included in the first quarter of 2006 will not reoccur;

•	our expectation that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•	our anticipation that a portion of our future growth may be accomplished either by acquiring or merging with existing businesses;

•	our intention to continue to vigorously defend ourselves against plaintiff’s claims in litigation relating to our May 5, 2000 IPO;

•

our belief that litigation claims arising against us from the normal course of business will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period;

•	our expectation to not pay any dividends in the foreseeable future;

•	our intention to retain earnings, if any, to finance our growth;

•	our expectation that severe pricing pressure in our government funded paternity testing services will continue;

•	our expectation that revenues under our contract with DEFRA will decline in 2007 as compared to 2006;

•	our expectation about our significant uses of liquidity; and

•	our expectation that international sales may continue to represent a significant portion of our revenue.

While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause actual results to vary materially, including the risks and uncertainties discussed throughout this Quarterly Report on Form 10-Q and the cautionary information set forth under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

There have not been any material changes to the risk factors disclosed under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement dated March 5, 2007 between the Registrant and Bruce F. Basarab

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID CELLMARK INC.

Date: May 3, 2007	By:	/s/ John C. Deighan
John C. Deighan
Corporate Controller
(Principal Financial and Accounting Officer)

Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Employment Agreement dated March 5, 2007 between the Registrant and Bruce F. Basarab

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.