Form 10-Q
period 2007-06-30
ORCHID CELLMARK INC
filed 2007-08-02
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 1, 2007, the registrant had 29,356,429 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,869	$24,144
Accounts receivable, net	12,169	11,603
Inventory	1,216	1,072
Prepaids and other current assets	1,489	1,751

Total current assets	38,743	38,570
Fixed assets, net	7,833	8,469
Goodwill	2,348	2,321
Other intangibles, net	8,890	9,755
Restricted cash	958	958
Other assets	562	543

Total assets	$59,334	$60,616

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,197	$2,417
Accrued expenses and other current liabilities	5,152	4,342
Income taxes payable	732	1,013
Deferred revenue	916	825

Total current liabilities	8,997	8,597
Other liabilities	1,025	1,113

Total liabilities	10,022	9,710

Commitments and contingencies

Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued 29,488,136 and 29,481,480 shares at June 30, 2007 and December 31, 2006, respectively	29	29
Additional paid-in capital	366,480	366,080
Accumulated other comprehensive income	3,842	3,408
Treasury stock at cost, 163,259 shares of common stock at June 30, 2007 and December 31, 2006	(1,587)	(1,587)
Accumulated deficit	(319,452)	(317,024)

Total stockholders’ equity	49,312	50,906

Total liabilities and stockholders’ equity	$59,334	$60,616

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and six months ended June 30, 2007 and 2006

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Service revenues	$15,694	$13,549	$29,589	$26,032
Other revenues	38	64	175	176

Total revenues	15,732	13,613	29,764	26,208

Operating expenses:
Cost of service revenues	10,206	9,919	19,725	20,123
Research and development	289	316	568	594
Marketing and sales	1,513	1,750	2,997	3,965
General and administrative	3,980	4,778	7,916	10,593
Restructuring	—	432	—	486
Amortization of intangible assets	445	441	890	880

Total operating expenses	16,433	17,636	32,096	36,641

Operating loss	(701)	(4,023)	(2,332)	(10,433)

Other income (expense):
Interest income	264	156	534	329
Other income (expense)	45	(153)	(18)	(344)

Total other income (expense), net	309	3	516	(15)

Loss before income tax expense	(392)	(4,020)	(1,816)	(10,448)
Income tax expense	353	210	612	381

Net loss	$(745)	$(4,230)	$(2,428)	$(10,829)

Basic and diluted net loss per share	$(0.03)	$(0.17)	$(0.08)	$(0.44)

Shares used in computing basic and diluted net loss per share	29,322	24,339	29,321	24,336

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(2,428)	$(10,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	464	501
Loss on sale of assets	135	10
Impairment of assets	—	259
Depreciation and amortization	2,278	2,637
Bad debt expense	63	66
Changes in assets and liabilities:
Accounts receivable	(629)	(1,130)
Inventory	(144)	118
Prepaids and other assets	243	(148)
Accounts payable	(220)	(565)
Accrued expenses and other current liabilities	884	(2,562)
Income taxes payable	(281)	(564)
Deferred revenue	91	61
Other liabilities	(88)	319

Net cash provided by (used in) operating activities	368	(11,827)

Cash flows from investing activities:
Capital expenditures	(796)	(1,295)
Decrease in restricted cash	—	761
Proceeds from sales of assets	11	—

Net cash used in investing activities	(785)	(534)

Cash flows from financing activities:
Net proceeds from issuance of common stock	13	44
Issuance costs of common stock in private placement	(77)	—
Payments of patent obligation	(74)	—

Net cash (used in) provided by financing activities	(138)	44

Effect of foreign currency translation on cash and cash equivalents	280	601

Net decrease in cash and cash equivalents	(275)	(11,716)
Cash and cash equivalents at beginning of period	24,144	23,198

Cash and cash equivalents at end of period	$23,869	$11,482

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Six months ended June 30, 2007

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2007	29,482	$29	$366,080	$3,408	$(1,587)	$(317,024)	$50,906
Net loss	—	—	—	—	—	(2,428)	(2,428)
Foreign currency translation adjustment	—	—	—	434	—	—	434

Comprehensive loss							(1,994)

Issuance costs of common stock in private placement	—	—	(77)	—	—	—	(77)
Issuance of common stock from exercise of stock options	6	—	13	—	—	—	13
Stock-based compensation expense	—	—	464	—	—	—	464

Balance at June 30, 2007	29,488	$29	$366,480	$3,842	$(1,587)	$(319,452)	$49,312

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

(3) Inventory

Inventory is comprised of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$1,045	$875
Work in progress	163	189
Finished goods	8	8

	$1,216	$1,072

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in genotyping. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Other Intangible Assets

The following table sets forth the Company’s other intangible assets as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007			December 31, 2006
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Base technology	$6,132	$(3,881)	$2,251	$6,119	$(3,616)	$2,503
Customer list	5,360	(3,537)	1,823	5,335	(3,280)	2,055
Trademark/tradename	4,457	(2,348)	2,109	4,435	(2,152)	2,283
Patents and know-how	4,915	(2,208)	2,707	4,913	(1,999)	2,914

	$20,864	$(11,974)	$8,890	$20,802	$(11,047)	$9,755

(1)	Cost reflects the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $760 thousand and $698 thousand as of June 30, 2007 and December 31, 2006, respectively.

(5) Fixed Assets

Fixed assets are comprised of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Laboratory equipment	$15,392	$15,445
Computers and software	5,313	4,995
Furniture and fixtures	1,643	1,615
Leasehold improvements	6,777	6,460

	29,125	28,515
Less accumulated depreciation and amortization	(21,292)	(20,046)

	$7,833	$8,469

Depreciation expense for the Company’s fixed assets for the six months ended June 30, 2007 and 2006 was $1.4 million and $1.8 million, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Employee compensation	$1,313	$448
VAT and other taxes	1,285	1,181
Professional fees	827	1,243
Current portion of guarantee obligation	283	283
Restructuring	264	264
Current portion of patent obligations	76	150
Other	1,104	773

	$5,152	$4,342

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with the sale of assets and liabilities of the Company’s Diagnostics business to Tepnel Life Sciences, PLC (Tepnel) in 2004, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company reflected the fair value of the guarantee of $1.6 million at the time of the sale of the Diagnostics business as a reduction to the net realizable value of these assets and liabilities. The fair value of the guarantee was $946 thousand and $1.0 million as of June 30, 2007 and December 31, 2006, respectively, of which $663 thousand and $721 thousand, respectively, is included in other long-term liabilities in the consolidated balance sheet. Other income (expense) includes $58 thousand of income for the six months ended June 30, 2007, which represents the change in the fair value of the outstanding liability. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for ten months prior to subleasing the space and the expected rental income from the sublease of the space. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease totaled $1.6 million as of June 30, 2007.

On February 27, 2004, the Company issued approximately 3,158,000 shares of its common stock and four-year warrants to purchase an additional approximately 632,000 shares of the Company’s common stock in a private placement. Pursuant to the terms of the securities purchase agreement for the private placement, in 2004, the Company registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3. Pursuant to the terms of the securities purchase agreement, the Company must use its best efforts to keep the registration statement continuously effective for a period of five years or until all shares registered thereon have been sold. In addition, the securities purchase agreement provides that the Company is obligated to pay penalties to investors if the investors were not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement for five or more trading days, whether or not consecutive. As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, the investors were no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. The penalty payment that the Company is obligated to pay to the investors of $308 thousand is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of June 30, 2007. The Company included $72 thousand of expense in other income (expense) for the six months ended June 30, 2007 related to the liability.

(7) Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of January 1, 2007 and June 30, 2007, the unrecognized tax benefits amounted to approximately $175 thousand, including an immaterial amount for accrued interest and penalties related to uncertain tax positions, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005-2006 remain open to examination by the UK taxing authorities and the tax years 2003-2006 remain open to examination by the US taxing authorities. In addition, the US taxing authorities may examine the tax years from the Company’s inception in 1995 through 2002, but are barred from adjusting the Company’s tax liabilities in excess of the net operating losses generated in any tax year.

(8) Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS 159 in the first quarter of 2008. The Company does not believe the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

(9) Comprehensive income

Comprehensive income is comprised of net earnings, foreign currency translation adjustment and unrealized gains and loses on equity investments, which were disposed of in 2006. Total comprehensive loss for the three months ended June 30, 2007 and 2006 was $353 thousand and $3.5 million, respectively, Total comprehensive loss for the six months ended June 30, 2007 and 2006 was

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$2.0 million and $9.6 million, respectively. The difference from net income for the three months and six months ended June 30, 2007 consists of foreign currency translation adjustments. The difference from net income for the three months and six months ended June 30, 2006 consists of foreign currency translation adjustments, unrealized gain on available-for-sale securities and a reclassification adjustment for impairment charge on available-for-sale securities included in net loss, which occurred in the first quarter of 2006. Accumulated other comprehensive income as reflected in the Consolidated Balance Sheets consists of cumulative foreign currency translation adjustments.

(10) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of its former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering (IPO), the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. The Company believes that the allegations are without merit and has, and intends to continue to, vigorously defend itself against plaintiffs’ claims. In this regard, on or about July 15, 2002, the Company filed a motion to dismiss all of the claims against it and its former officers. On October 9, 2002, the court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers involved in this IPO securities litigation, including the Company, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court. On April 24, 2006, the court held a fairness hearing and took motion for final approval under advisement.

In related proceedings against the underwriters, the United States Court of Appeals for the Second Circuit ruled on December 5, 2006 that the district court’s certification of class actions against the underwriters in six “focus” cases was vacated and remanded for further proceedings. In so doing, the Second Circuit ruled that “the cases pending on this appeal may not be certified as class actions.” On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing, and no further appeals have been taken.

As a result of the Second Circuit’s ruling, the plaintiffs and the issuers stipulated on June 22, 2007 that the Stipulation and Agreement of Settlement with Defendant Issuers and Individuals, which was originally submitted to the District Court on June 10, 2004, was terminated, which resolved the motion for final approval of the class action settlement with the issuers and individual defendants. The District Court entered the parties’ stipulation as an Order on June 25, 2007. As a result of these developments, it is anticipated that the plaintiffs will attempt to file amended complaints against the underwriters, issuers, and individuals in an attempt to certify a different class action.

The Company is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in the Company’s favor on its construction of the patents asserted against the Company, and the co-defendants, including the Company, moved for summary judgment on all claims against it in January 2007. A hearing on the defendants’ motions for summary judgment occurred on July 17-18, 2007, and the court reserved ruling on the motions, taking them under advisement.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity. We focus our business on DNA testing primarily for human identity and, to a lesser extent, agricultural applications. In the human identity area, we principally provide DNA testing services for forensic and family relationship applications. Forensic DNA testing is primarily used to confirm that a suspect committed a particular crime, to exonerate an innocent person or to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with crimes. Family relationship DNA testing is used to establish whether two or more people are genetically related. In agricultural applications, we provide DNA testing services for food safety and selective trait breeding.

We have operations in the United States, or US, and in the United Kingdom, or UK, and the majority of our current customers are based in these two countries. Our forensic and family relationship DNA testing services are conducted in both the US and the UK, while all of our agricultural DNA testing services are conducted in the UK. Based on our review of publicly available information regarding contract sizes and competitor activity, supplemented by industry publications and third-party market assessment data, we believe that the US and UK are two of the largest existing markets for our services today. In the US and UK, a significant amount of our current testing activity is under established non-exclusive contracts with government agencies. These contracts are usually awarded through a sealed bid process and, when awarded, typically have a term from one to three years. We believe that our experience and reputation as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts.

Our operations in the US accounted for 50% and 54% of our total revenues for the three months ended June 30, 2007 and 2006, and for 49% and 56% of our total revenues for the six months ended June 30, 2007 and 2006, respectively. We have implemented measures to improve our US financial results through a strategy designed to obtain new contracts with average sales prices that allow us to cover our variable and overhead costs and improve our gross margin. We have been able to increase our average selling price per sample in our US forensic contracted casework and database testing services; however, we continue to experience significant price competition in both our government funded and private paternity testing businesses. In addition, we are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of samples that need to be retested. Our focus on improved pricing and operational excellence has improved our gross margins and significantly reduced the amount of cash used in our operations.

Our operations in the UK accounted for 50% and 46% of our total revenues for the three months ended June 30, 2007 and 2006, and for 51% and 44% of our total revenues for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, 51% and 67%, respectively, of our UK revenues were derived through agreements with two customers, the Department for Environment, Food and Rural Affairs, or DEFRA, and Forensic Alliance Ltd., or FAL. For the six months ended June 30, 2007 and 2006, these same two customers accounted for 51% and 68%, respectively, of our UK revenues. FAL is a company providing a range of forensic testing services to a number of police forces in the UK, including certain forensic DNA testing services previously carried out by us on a subcontract basis. In 2005, FAL was acquired by LGC Ltd., or LGC, a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our agreement with FAL was terminated effective July 15, 2007. We are in discussions with LGC to enable us to continue to provide DNA testing services to several UK police forces previously serviced by us under the FAL agreement. Our more recent focus is on providing our services directly to UK police forces and we have been successful in winning competitive bids on several forensic contracts to provide such direct services to different UK police forces. Additionally, in December 2006, we submitted a bid to provide forensic services directly to a regional group of police forces in the UK. We expect a decision with respect to this bid will be announced in the fall of 2007. We believe that the actions we have taken to date have placed us in a position to successfully transition from our prior relationship with FAL to directly providing these services to police forces in the UK.

Operating Highlights

Our revenues are predominately generated from DNA testing services provided to our customers. Our costs and expenses include costs of service revenues, research and development expenses, marketing and sales expenses, general and administrative expenses, amortization expense and other income and expense. Costs of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, depreciation and facility expenses. Research and development expenses consist primarily of salaries and related costs, laboratory supplies and other expenses related to the design, development, testing and enhancement of our services. Marketing and sales expenses consist of salaries and benefits for marketing and sales personnel within our organization and all related costs of selling and marketing our services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, insurance and other corporate expenses.

Our operating results improved for the three months ended June 30, 2007 as compared to the same period in 2006. Overall, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, total revenues increased approximately 16% and gross margin, as a percentage of service revenues, increased to approximately 35% from approximately 27%. The increase in revenues and gross margin was primarily a result of increased revenues in our US testing services involving DNA profile uploads into the Federal Bureau of Investigation’s Combined DNA Index System, or CODIS, and individual state databases, increased revenues from our US forensic casework testing services and our UK forensics testing services, and decreased depreciation expense. The increase in revenues and gross margin was partially offset by lower revenues in our government and private paternity testing services in the US and our UK agricultural testing services, as well as increased laboratory supply costs. For the three months ended June 30, 2007, our operating expenses, other than cost of service revenues, declined by approximately 19% as compared to the same period in 2006, due to the elimination of restructuring expense, as well as decreased marketing and sales, general and administrative and research and development expenses, due to our focus on cost containment.

Our operating results also improved for the six months ended June 30, 2007 as compared to the same period in 2006. Overall, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, total revenues increased approximately 14% and gross margin, as percentage of service revenues, increased to approximately 33% from approximately 23%. The increase in revenues and gross margin was primarily a result of increased revenues in our UK forensics and US forensic casework testing services and decreased depreciation expense during the six months ended June 30, 2007 as compared to the comparable period in 2006. The increase in revenues and gross margin was partially offset by lower revenues in our government and private paternity testing services and our CODIS and individual state databases testing services in the US, as well as increased laboratory personnel costs. For the six months ended June 30, 2007, our operating expenses, other than cost of service revenues, declined by approximately 25% as compared to the same period in 2006, due to the elimination of restructuring expense, as well as decreased marketing and sales, general and administrative and research and development expenses, due to our focus on cost containment.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended June 30, 2007 and 2006:

	(In thousands)
	2007	2006	$ Change	% Change
Total revenues	$15,732	$13,613	$2,119	16%
Cost of service revenues	10,206	9,919	287	3
Research and development	289	316	(27)	(9)
Marketing and sales	1,513	1,750	(237)	(14)
General and administrative	3,980	4,778	(798)	(17)
Restructuring	—	432	(432)	(100)
Amortization of intangible assets	445	441	4	1
Total other income, net	309	3	306	>100
Income tax expense	353	210	143	68
Net loss	(745)	(4,230)	3,485	(82)

Revenues

Total revenues for the three months ended June 30, 2007 of $15.7 million represented an increase of $2.1 million, or approximately 16%, as compared to revenues of $13.6 million for the comparable period of 2006.

Our US service revenues for the three months ended June 30, 2007 of $7.8 million increased by $457 thousand, or approximately 6%, as compared to $7.3 million for the comparable period of 2006, primarily due to increased pricing in our US forensic casework testing services and increased volume and pricing for our CODIS and individual state databases testing services. This increase was partially offset by declines in volume for our government and private paternity testing services.

Our UK service revenues for the three months ended June 30, 2007 were $7.9 million, which represents an increase of $1.7 million, or approximately 27%, as compared to revenues of $6.2 million for the comparable period of the prior year. Our UK based revenues increased due to increased volume and pricing in non-violent crime testing services and UK Police and Criminal Evidence Act, or PACE, database testing services. The non-violent crime testing services and PACE database testing services increased primarily due to new contracts we were awarded in 2006 to provide services directly to several different UK police forces. For the three months ended June 30, 2007, as compared to the same period in 2006, our UK revenues were also favorably impacted by approximately 9%, as a result of the exchange rate movement of the British pound as compared to the US dollar.

During the three months ended June 30, 2007 we performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with FAL. Revenues recognized as a result of the FAL agreement accounted for approximately 21% and 23% of our total revenues and approximately 42% and 51% of our UK revenues for the three months ended June 30, 2007 and 2006, respectively. In 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our agreement with FAL was terminated effective July 15, 2007. We are in discussions with LGC to enable us to continue to provide DNA testing services to several UK police forces previously serviced by us under the FAL agreement. Our more recent focus is on providing our services directly to UK police forces and we have been successful in winning competitive bids on several forensic contracts to provide such direct services to different UK police forces. Additionally, in December 2006, we submitted a bid to provide forensic services directly to a regional group of police forces in the UK. We expect a decision with respect to this bid will be announced in the fall of 2007.

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

During the three months ended June 30, 2007 and 2006, we recognized $38 thousand and $64 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues was $10.2 million, or approximately 65% of service revenues, for the three months ended June 30, 2007, compared to $9.9 million, or approximately 73% of service revenues, for the comparable period of the prior year. The increase in cost of service revenues primarily reflects increased lab supply costs resulting from increased testing services volumes. The decrease in cost of service revenues as a percentage of revenues primarily reflects increased revenues in our UK forensic testing services, US CODIS and US forensic casework testing services and decreased depreciation expense, partially offset by decreased revenues in our UK agricultural and US government and private paternity testing services and increased laboratory supply costs.

Research and Development

Research and development expenses for the three months ended June 30, 2007 and 2006 were $289 thousand and $316 thousand, respectively.

Marketing and Sales

Marketing and sales expenses for the three months ended June 30, 2007 were $1.5 million, a decrease of $237 thousand, as compared to $1.75 million during the comparable period of the prior year. The decrease in marketing and sales expenses was primarily due to decreased spending in radio advertising related to our marketing and sales programs in our private paternity testing business and decreased personnel costs. The radio advertising campaign was discontinued in the second quarter of 2006.

General and Administrative

General and administrative expenses for the three months ended June 30, 2007 were $4.0 million, a decrease of $798 thousand, as compared to $4.8 million for the comparable period of the prior year. The decrease in general and administrative expenses in the second quarter of 2007 primarily included decreases in personnel costs and professional fees, including audit expenses.

Restructuring

Restructuring expenses for the three months ended June 30, 2006 were $432 thousand, primarily consisting of employee severance costs resulting from workforce reductions in our Princeton, New Jersey corporate office and for facility obligation costs for our former Germantown, Maryland and Dallas, Texas facilities.

Amortization of Intangible Assets

During the three months ended June 30, 2007 and 2006, we recorded $445 thousand and $441 thousand of amortization expense, respectively.

Total Other Income (Expense), Net

Interest income for the three months ended June 30, 2007 was $264 thousand, compared to $156 thousand during the same period of the prior year, due to higher interest rates and higher average cash balances in 2007.

Other income for the three months ended June 30, 2007 was $45 thousand and other expense for the three months ended June 30, 2006 was $153 thousand. Other expense in 2006 primarily consisted of an accrual of a penalty payment associated with our February 2004 private placement equity offering.

Income Tax Expense

During the three months ended June 30, 2007 and 2006, we recorded income tax expense related to our profitable UK business of $353 thousand and $210 thousand, respectively. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the three months ended June 30, 2007, we reported a net loss of $745 thousand, which represented a decrease of 82% as compared to a net loss of $4.2 million for the three months ended June 30, 2006.

The following table sets forth a comparison of the components of our net loss for the six months ended June 30, 2007 and 2006:

	(In thousands)
	2007	2006	$ Change	% Change
Total revenues	$29,764	$26,208	$3,556	14%
Cost of service revenues	19,725	20,123	(398)	(2)
Research and development	568	594	(26)	(4)
Marketing and sales	2,997	3,965	(968)	(24)
General and administrative	7,916	10,593	(2,677)	(25)
Restructuring	—	486	(486)	(100)
Amortization of intangible assets	890	880	10	1
Total other income, net	516	(15)	531	not meaningful
Income tax expense	612	381	231	61
Net loss	(2,428)	(10,829)	8,401	(78)

Revenues

Total revenues for the six months ended June 30, 2007 of $29.8 million represented an increase of $3.6 million, or approximately 14%, as compared to revenues of $26.2 million for the comparable period of 2006.

Our US service revenues for the six months ended June 30, 2007 of $14.4 million were substantially unchanged as compared to the comparable period of 2006. Our US forensic casework testing services revenues increased due to increased pricing. This increase was offset by declines in volume for our CODIS and similar state databases testing services and our government and private paternity testing services.

Our UK service revenues for the six months ended June 30, 2007 were $15.2 million, which represents an increase of $3.6 million, or approximately 31%, as compared to revenues of $11.6 million for the comparable period of the prior year. Our UK-based revenues increased due to increased volume and pricing in forensics testing services; particularly major crime, non-violent crime and PACE database testing services. The non-violent crime testing services and PACE database testing services increased primarily due to new contracts we were awarded in 2006 to provide services directly to several different UK police forces. For the six months ended June 30, 2007, as compared to the same period in 2006, our UK revenues were also favorably impacted by approximately 10%, as a result of the exchange rate movement of the British pound as compared to the US dollar.

During the six months ended June 30, 2007, we performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with FAL. Revenues recognized as a result of the FAL agreement accounted for approximately 22% and 25% of our total revenues and approximately 44% and 56% of our UK revenues for the six months ended June 30, 2007 and 2006, respectively. In 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our agreement with FAL was terminated, effective July 15, 2007. We are in discussions with LGC to enable us to continue to provide DNA testing services to several UK police forces previously serviced by us under the FAL agreement. Our more recent focus is on providing our services directly to UK police forces and we have been successful in winning competitive bids on several forensic contracts to provide such direct services to different UK police forces. Additionally, in December 2006, we submitted a bid to provide forensic services directly to a regional group of police forces in the UK. We expect a decision with respect to this bid will be announced in the fall of 2007.

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

During the six months ended June 30, 2007 and 2006, we recognized $175 thousand and $176 thousand, respectively, in other revenues, specifically license and grant revenues.

Cost of Service Revenues

Cost of service revenues was $19.7 million, or approximately 67% of service revenues, for the six months ended June 30, 2007, compared to $20.1 million, or approximately 77% of service revenues, for the comparable period of the prior year. The decrease in cost of service revenues primarily reflects decreased depreciation expense, partially offset by increased laboratory personnel costs. The decrease in cost of service revenues as a percentage of revenues primarily reflects increased revenues in our UK forensic testing services and US forensic casework testing services and decreased depreciation expense, partially offset by decreased revenues in our government and private paternity testing services in the US and increased laboratory personnel costs.

Research and Development

Research and development expenses for the six months ended June 30, 2007 and 2006 were $568 thousand and $594 thousand, respectively.

Marketing and Sales

Marketing and sales expenses for the six months ended June 30, 2007 were $3.0 million, a decrease of $968 thousand as compared to $4.0 million during the comparable period of the prior year. The decrease in marketing and sales expenses was primarily due to decreased spending in radio advertising related to our marketing and sales programs in our private paternity testing business and decreased personnel costs. The radio advertising campaign was discontinued in the second quarter of 2006.

General and Administrative

General and administrative expenses for the six months ended June 30, 2007 were $7.9 million, a decrease of $2.7 million, as compared to $10.6 million for the comparable period of the prior year. The decrease in general and administrative expenses primarily included decreases in consulting and professional fees, including legal and audit expenses. In particular, the first quarter of 2006 included certain consulting and professional fees which we do not expect to recur.

Restructuring

Restructuring expenses for the six months ended June 30, 2006 were $486 thousand, primarily consisting of employee severance costs resulting from workforce reductions in our Princeton, New Jersey corporate office and for facility obligation costs for our former Germantown, Maryland and Dallas, Texas facilities.

Amortization of Intangible Assets

During the six months ended June 30, 2007 and 2006, we recorded $890 thousand and $880 thousand of amortization expense, respectively.

Total Other Income (Expense), Net

Interest income for the six months ended June 30, 2007 was $534 thousand, compared to $329 thousand during the same period of the prior year, due to higher interest rates and higher average cash balances in 2007.

Other expense for the six months ended June 30, 2007 and 2006 was $18 thousand and $344 thousand, respectively. Other expense in 2006 primarily consisted of an accrual of a penalty payment associated with our February 2004 private placement equity offering and an impairment charge on available-for-sale securities that were determined to be other-than-temporarily impaired.

Income Tax Expense

During the six months ended June 30, 2007 and 2006, we recorded income tax expense related to our profitable UK business of $612 thousand and $381 thousand, respectively. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely than such tax benefit would be realized.

Net Loss

For the six months ended June 30, 2007, we reported a net loss of $2.4 million, which represented a decrease of 78% as compared to a net loss of $10.8 million for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had approximately $23.9 million in cash and cash equivalents, as compared to approximately $24.1 million as of December 31, 2006. Working capital decreased to approximately $29.7 million at June 30, 2007 from approximately $30.0 million at December 31, 2006. This decrease in working capital was primarily a result of the net loss for the six months ended June 30, 2007. We had no short-term or long-term debt obligations as of June 30, 2007.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the six months ended June 30, 2007 and 2006:

	(In thousands)
	2007	2006	$ Change	% Change
Cash (used in) provided by:
Operating activities	$368	$(11,827)	$12,195	not meaningful
Investing activities	(785)	(534)	(251)	47%
Financing activities	(138)	44	(182)	not meaningful

In contrast to the six months ended June 30, 2006, during the six months ended June 30, 2007 we significantly reduced our net use of cash. Net cash provided by operations for the six months ended June 30, 2007 was $368 thousand compared with net cash used in operations of approximately $11.8 million for the comparable period in the prior year. The change in operating cash flows was mainly a result of a decreased net loss, improved collections of our accounts receivable and an increase in our accrued expenses for the six months ended June 30, 2007 as compared to the comparable period of 2006. Investing activities during the six months ended June 30, 2007 consisted of $796 thousand of capital expenditures, partially offset by proceeds from sales of assets of $11 thousand, as compared to $1.3 million in capital expenditures, partially offset by the release of $761 thousand of restricted cash for the comparable period in the prior year. Financing activities during the six months ended June 30, 2007 consisted of issuance costs related to a private placement of common stock in a prior period of $77 thousand and payments of patent obligations of $74 thousand, partially offset by proceeds of $13 thousand from the issuance of common stock due to the exercise of stock options, while financing activities for the comparable period in the prior year consisted of proceeds from the issuance of common stock due to the exercise of stock options.

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

Restricted Cash

As of June 30, 2007, cash restricted under one of our operating leases and a government contract, in the aggregate amount of $958 thousand, is reflected as a long-term asset in the consolidated balance sheet.

Expected Uses of Liquidity in 2007

Throughout 2007, we plan to continue making investments in our business. We expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples, facility expenses, marketing expenses and general and administrative costs. Marketing and sales and general and administrative costs consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, general legal expenses, expenses related to our intellectual property, insurance and other corporate expenses. In addition, we may make investments in acquisitions of businesses or technologies.

The amounts and timing of our actual expenditures will depend upon numerous factors, including, but not limited to, our investments in equipment and new technology, and the amount and extent of our acquisitions, if any. Actual expenditures may vary substantially from our estimates.

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

Commitments and Contingencies

There were no material changes during the six months ended June 30, 2007 to our commitments and contingencies as reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the six months ended June 30, 2007 to our critical accounting policies as reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt SFAS 159 in the first quarter of 2008. We do not believe the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of June 30, 2007, we had no long-term debt obligations.

Foreign Currency Risk

Our business derives a substantial portion of its revenues from international operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, the British pound. We record all of our US operational transactions, including cash inflows and outflows, in US dollars. We expect that international sales will continue to represent a significant portion of our revenue. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and while there is currently no material adverse impact to our financial results, future material adverse exchange rate movements would have an unfavorable translation impact on our consolidated financial results. There has not been any significant change to the foreign currency sensitivity analysis we performed as of December 31, 2006.

Item 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of June 30, 2007, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Principal Financial Officer concluded as of June 30, 2007 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations;

•	our expectation that the decision with respect to our bid to provide forensic services directly to a regional group of police forces in the UK will be announced in the fall of 2007;

•

our belief that our experience and reputation as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts;

•

our belief that the actions we have taken to date have placed us in a position to successfully transition from our prior relationship with FAL to directly providing DNA testing services to police forces in the UK;

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

•

our anticipation that the plaintiffs in litigation relating to our May 5, 2000 IPO will attempt to file amended complaints against the underwriters, issuers, and individuals in an attempt to certify a different class action;

•

our belief that litigation claims arising against us from the normal course of business will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period;

•	our expectation that our disclosure controls over financial reporting will not prevent all error and all fraud;

•	our belief that the US and the UK are two of the largest existing markets for our services today;

•	our expectation that revenues under our contract with DEFRA will decline in 2007 as compared to 2006;

•	our expectation about our significant uses of liquidity;

•	our expectation that international sales may continue to represent a significant portion of our revenue; and

•	our belief that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

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

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as a defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We believe that the allegations are without merit and have, and intend to continue to, vigorously defend ourselves against plaintiffs’ claims. In this regard, on or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for us entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, we received notice of the court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers involved in this IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the court. On April 24, 2006, the court held a fairness hearing and took the motion for final approval under advisement.

In related proceedings against the underwriters, the United States Court of Appeals for the Second Circuit ruled on December 5, 2006 that the district court’s certification of class actions against the underwriters in six “focus” cases was vacated and remanded for further proceedings. In so doing, the Second Circuit ruled that “the cases pending on this appeal may not be certified as class actions.” On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing, and no further appeals have been taken.

As a result of the Second Circuit’s ruling, the plaintiffs and the issuers stipulated on June 22, 2007 that the Stipulation and Agreement of Settlement with Defendant Issuers and Individuals, which was originally submitted to the District Court on June 10, 2004, was terminated, which resolved the motion for final approval of the class action settlement with the issuers and individual defendants. The District Court entered the parties’ stipulation as an Order on June 25, 2007. As a result of these developments, it is anticipated that the plaintiffs will attempt to file amended complaints against the underwriters, issuers, and individuals in an attempt to certify a different class action.

We are a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. v. Amersham PLC, et al, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in our favor on its construction of the patents asserted against us, and the co-defendants, including us, moved for summary judgment on all claims against us in January 2007. A hearing on the defendants’ motions for summary judgment occurred on July 17-18, 2007, and the court reserved ruling on the motions, taking them under advisement.

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

At our Annual Meeting of Stockholders on June 21 2007, our stockholders: (i) elected three directors, James Beery, Sidney M. Hecht and Kenneth D. Noonan, as Class I Directors to serve three-year terms expiring in 2010; and (ii) approved the amendment to our Amended and Restated 2005 Stock Plan to increase the aggregate number of shares available for issuance under our Amended and Restated 2005 Stock Plan.

The following table sets forth information regarding the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the Nasdaq Stock Market, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers (broker non-votes). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders meeting. The election of directors was decided by plurality of the votes cast and withholding authority to vote for a nominee for director and abstentions had no effect on the outcome of the vote. The proposal to increase the aggregate number of shares available for issuance under our Amended and Restated 2005 Stock Plan required the affirmative vote of a majority of votes cast in person or by proxy at the annual meeting. Abstentions with respect to these proposals had no effect on the outcome of the vote.

Proposals:	For	Against or Withheld	Abstentions
(i) Election of directors
James Beery	13,607,867	4,988,121	Not Applicable
Sidney M. Hecht	13,226,355	5,369,633	Not Applicable
Kenneth D. Noonan	12,444,803	6,151,185

(ii) Proposal to approve an amendment to our Amended and Restated 2005 Stock Plan to increase the aggregate number of shares available for issuance under the Plan.	6,028,914	5,830,336	44,527

James Beery, Sidney M. Hecht and Kenneth D. Noonan will serve as Class I directors until 2010. In addition to the above directors, the following directors continue to serve on the board of directors: George H. Poste, Thomas A. Bologna and Nicole Williams.

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

ORCHID CELLMARK INC.

Date: August 2, 2007	By:	/s/ John C. Deighan
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