Form 10-Q
period 2007-09-30
ORCHID CELLMARK INC
filed 2007-11-06
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 1, 2007, the registrant had 29,920,996 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,519	$24,144
Accounts receivable, net	11,028	11,603
Inventory	1,543	1,072
Prepaids and other current assets	2,184	1,751

Total current assets	39,274	38,570
Fixed assets, net	7,495	8,469
Goodwill	2,374	2,321
Other intangibles, net	8,468	9,755
Restricted cash	958	958
Other assets	533	543

Total assets	$59,102	$60,616

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,218	$2,417
Accrued expenses and other current liabilities	4,964	4,342
Income taxes payable	758	1,013
Deferred revenue	907	825

Total current liabilities	8,847	8,597
Other liabilities	987	1,113

Total liabilities	9,834	9,710

Commitments and contingencies

Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued 29,491,964 and 29,481,480 shares at September 30, 2007 and December 31, 2006, respectively	29	29
Additional paid-in capital	366,726	366,080
Accumulated other comprehensive income	4,259	3,408
Treasury stock at cost, 163,259 shares of common stock at September 30, 2007 and December 31, 2006	(1,587)	(1,587)
Accumulated deficit	(320,159)	(317,024)

Total stockholders’ equity	49,268	50,906

Total liabilities and stockholders’ equity	$59,102	$60,616

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and nine months ended September 30, 2007 and 2006

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Service revenues	$15,511	$15,659	$45,100	$41,691
Other revenues	47	75	222	251

Total revenues	15,558	15,734	45,322	41,942

Operating expenses:
Cost of service revenues	10,054	10,024	29,779	30,147
Research and development	264	316	832	910
Marketing and sales	1,503	1,494	4,500	5,459
General and administrative	3,831	4,055	11,747	14,648
Restructuring	(75)	41	(75)	527
Amortization of intangible assets	447	442	1,337	1,322

Total operating expenses	16,024	16,372	48,120	53,013

Operating loss	(466)	(638)	(2,798)	(11,071)
Other income (expense):
Interest income	277	110	811	439
Other income (expense)	24	26	6	(318)

Total other income, net	301	136	817	121

Loss before income tax expense	(165)	(502)	(1,981)	(10,950)
Income tax expense	542	825	1,154	1,206

Net loss	$(707)	$(1,327)	$(3,135)	$(12,156)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.11)	$(0.50)

Shares used in computing basic and diluted net loss per share	29,327	24,344	29,323	24,338

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(3,135)	$(12,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	707	669
Loss on sale of assets	136	62
Impairment of assets	—	259
Depreciation and amortization	3,450	3,911
Bad debt expense	40	256
Changes in assets and liabilities:
Accounts receivable	535	130
Inventory	(471)	353
Prepaids and other assets	(423)	(190)
Accounts payable	(199)	(1,230)
Accrued expenses and other current liabilities	771	(2,939)
Income taxes payable	(255)	225
Deferred revenue	82	(104)
Other liabilities	(126)	222

Net cash provided by (used in) operating activities	1,112	(10,532)

Cash flows from investing activities:
Capital expenditures	(1,093)	(1,857)
Decrease in restricted cash	—	761
Proceeds from sales of assets	11	31

Net cash used in investing activities	(1,082)	(1,065)

Cash flows from financing activities:
Net proceeds from issuance of common stock	16	42
Issuance costs of common stock in private placement	(77)	—
Payments of patent obligation liability	(149)	—

Net cash (used in) provided by financing activities	(210)	42

Effect of foreign currency translation on cash and cash equivalents	555	816

Net increase (decrease) in cash and cash equivalents	375	(10,739)

Cash and cash equivalents at beginning of period	24,144	23,198

Cash and cash equivalents at end of period	$24,519	$12,459

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Nine months ended September 30, 2007

(In thousands)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Treasury Stock	Accumulated Deficit	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Income			Stockholders’ Equity
Balance at January 1, 2007	29,482	$29	$366,080	$3,408	$(1,587)	$(317,024)	$50,906
Net loss	—	—	—	—	—	(3,135)	(3,135)
Foreign currency translation adjustment	—	—	—	851	—	—	851

Comprehensive loss							(2,284)

Issuance costs of common stock in private placement	—	—	(77)	—	—	—	(77)
Issuance of common stock from exercise of stock options	10	—	16	—	—	—	16
Stock-based compensation expense	—	—	707	—	—	—	707

Balance at September 30, 2007	29,492	$29	$366,726	$4,259	$(1,587)	$(320,159)	$49,268

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

(3) Inventory

Inventory is comprised of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$1,206	$875
Work in progress	329	189
Finished goods	8	8

	$1,543	$1,072

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Other Intangible Assets

The following table sets forth the Company’s other intangible assets as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007			December 31, 2006
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Base technology	$6,144	$(4,016)	$2,128	$6,119	$(3,616)	$2,503
Customer list	5,386	(3,674)	1,712	5,335	(3,280)	2,055
Trademark/tradename	4,477	(2,452)	2,025	4,435	(2,152)	2,283
Patents and know-how	4,916	(2,313)	2,603	4,913	(1,999)	2,914

	$20,923	$(12,455)	$8,468	$20,802	$(11,047)	$9,755

(1)	Cost reflects the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $819 thousand and $698 thousand as of September 30, 2007 and December 31, 2006, respectively.

(5) Fixed Assets

Fixed assets are comprised of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Laboratory equipment	$15,685	$15,445
Computers and software	5,471	4,995
Leasehold improvements	6,921	6,460
Furniture and fixtures	1,673	1,615

	29,750	28,515
Less accumulated depreciation and amortization	(22,255)	(20,046)

	$7,495	$8,469

Depreciation expense for the Company’s fixed assets for the three months ended September 30, 2007 and 2006 was $725 thousand and $832 thousand, respectively, and depreciation expense for the nine months ended September 30, 2007 and 2006 was $2.1 million and $2.6 million, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Employee compensation	$1,607	$448
VAT and other taxes	1,301	1,181
Professional fees	876	1,243
Current portion of guarantee obligation	283	283
Restructuring	—	264
Current portion of patent obligations	—	150
Other	897	773

	$4,964	$4,342

In connection with the sale of assets and liabilities of the Company’s Diagnostics business to Tepnel Life Sciences, PLC (Tepnel) in 2004, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The Company reflected the fair value of the guarantee of $1.6 million at the time

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of the sale of the Diagnostics business as a reduction to the net realizable value of these assets and liabilities. The fair value of the guarantee was $924 thousand and $1.0 million as of September 30, 2007 and December 31, 2006, respectively, of which $641 thousand and $721 thousand, respectively, is included in other long-term liabilities in the consolidated balance sheet. Other income (expense) includes $80 thousand of income for the nine months ended September 30, 2007, which represents the change in the fair value of the outstanding liability. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy of the space for ten months prior to subleasing the space and the expected rental income from the sublease of the space. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease totaled $1.5 million as of September 30, 2007.

On February 27, 2004, the Company issued approximately 3,158,000 shares of its common stock and four-year warrants to purchase an additional approximately 632,000 shares of the Company’s common stock in a private placement. Pursuant to the terms of the securities purchase agreement for the private placement, in 2004, the Company registered the shares of common stock issued in the financing and the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-3. Pursuant to the terms of the securities purchase agreement, the Company must use its best efforts to keep the registration statement continuously effective for a period of five years or until all shares registered thereon have been sold. In addition, the securities purchase agreement provides that the Company is obligated to pay penalties to investors if the investors were not permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement for five or more trading days, whether or not consecutive. As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by their filing deadlines, the investors were no longer permitted to sell their shares of common stock received in the financing or upon exercise of the warrants under the registration statement. The penalty payment that the Company may be obligated to pay to the investors of $308 thousand is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of September 30, 2007. The Company included $72 thousand of expense in other income (expense) for the nine months ended September 30, 2007 related to the liability.

(7) Restructuring

During the nine months ended September 30, 2007, the Company recorded a restructuring benefit of $75 thousand as a result of favorable settlement of an employee obligation. During the nine months ended September 30, 2006, the Company recognized approximately $0.5 million in restructuring charges primarily for employee severance costs resulting from workforce reductions in the Company’s Princeton, New Jersey corporate office and for facility obligation costs for the Company’s Germantown, Maryland and old Dallas, Texas facilities.

As of September 30, 2007 and December 31, 2006, the Company had approximately zero and $264 thousand, respectively, in restructuring accruals outstanding that are related to workforce reduction obligations.

A summary of the restructuring activity is as follows (in thousands):

Restructuring liability as of December 31, 2006	$264
Benefit recorded in the nine months ended September 30, 2007	(75)
Cash payments in the nine months ended September 30, 2007	(189)

Restructuring liability as of September 30, 2007	$—

(8) Income Taxes

During both of the nine months ended September 30, 2007 and 2006, the Company recorded income tax expense related to its profitable UK business of $1.2 million. No tax benefit was recorded relating to the Company’s US business’ losses as management deemed that it was not likely than such tax benefit would be realized.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of January 1, 2007 and September 30, 2007, the unrecognized tax benefits amounted to approximately $175 thousand, including an immaterial amount for accrued interest and penalties related to uncertain tax positions, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005-2006 remain open to examination by the UK taxing authorities and the tax years 2004-2006 remain open to examination by the US taxing authorities. In addition, the US taxing authorities may examine the tax years from the Company’s inception in 1995 through 2003, but are barred from adjusting the Company’s tax liabilities in excess of the net operating losses generated in any tax year.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(9) Recently Issued Accounting Pronouncements

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

(10) Comprehensive Income/Loss

Comprehensive income/loss is comprised of net earnings, foreign currency translation adjustment and unrealized gains and loses on equity investments, which were disposed of in 2006. Total comprehensive loss for the three months ended September 30, 2007 and 2006 was $290 thousand and $924 thousand, respectively. Total comprehensive loss for the nine months ended September 30, 2007 and 2006 was $2.3 million and $10.5 million, respectively. The difference from net loss for the three months and nine months ended September 30, 2007 consists of foreign currency translation adjustments. The difference from net loss for the three months and nine months ended September 30, 2006 consists of foreign currency translation adjustments, unrealized gain on available-for-sale securities and a reclassification adjustment for impairment charge on available-for-sale securities included in net loss, which occurred in the first quarter of 2006. Accumulated other comprehensive income as reflected in the Consolidated Balance Sheets consists of cumulative foreign currency translation adjustments.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(12) Subsequent Events

On October 31, 2007, the Company acquired the common stock of ReliaGene Technologies, Inc. (ReliaGene), a provider of forensic and paternity DNA testing services based in New Orleans, Louisiana. The acquisition was made pursuant to a Stock Purchase and Sale Agreement with the shareholders of ReliaGene, dated October 19, 2007. The aggregate purchase price was $5.6 million in cash and 560,539 shares of the Company’s common stock. The purchase price is subject to adjustment based on ReliaGene’s working capital at closing and future revenue levels. $600 thousand of the cash purchase price was placed in escrow for the working capital adjustment and all of the Company’s common stock was placed in escrow for the revenue adjustment and to satisfy the sellers’ indemnification obligations.

Through the acquisition of Reliagene, the Company assumed ReliaGene’s operating lease for office and laboratory space, located in New Orleans, Louisiana. The lease is for approximately 20,000 square feet of rentable space at a cost of approximately $14,000 per month and has a remaining term of 15 months.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with our strategy to expand our business organically as well as through acquisitions, on October 31, 2007, we acquired the common stock of ReliaGene Technologies, Inc., or ReliaGene, a provider of forensic and paternity DNA testing services based in New Orleans, Louisiana. The acquisition was made pursuant to a Stock Purchase and Sale Agreement with the shareholders of ReliaGene dated October 19, 2007. The aggregate purchase price was $5.6 million in cash and 560,539 shares of the Company’s common stock. The purchase price is subject to adjustment based on ReliaGene’s working capital at closing and future revenue levels. $600 thousand of the cash purchase price was placed in escrow for the working capital adjustment and all of our common stock was placed in escrow for the revenue adjustment and to satisfy the sellers’ indemnification obligations. There is essentially no customer overlap between us and ReliaGene and we believe the combined forensic and paternity laboratory testing volumes should increase our operational efficiencies.

Our operations in the US accounted for 48% and 46% of our total revenues for the three months ended September 30, 2007 and 2006, and for 49% and 52% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. We have implemented measures to improve our US financial results through a strategy designed to obtain new contracts with average sales prices that allow us to cover our variable and overhead costs and improve our gross margin. During 2007, we have been able to increase our average selling price per sample in our US forensic contracted casework and database testing services, as compared to 2006; however, we continue to experience significant price competition in both our forensic and paternity testing businesses. In addition, we are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of samples that need to be retested. Our focus on improved pricing and operational excellence has improved our gross margins and significantly reduced the amount of cash used in our operations.

Our operations in the UK accounted for 52% and 54% of our total revenues for the three months ended September 30, 2007 and 2006, respectively, and for 51% and 48% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, 53% and 71%, respectively, of our UK revenues were derived through agreements with two customers, the Department for Environment, Food and Rural Affairs, or DEFRA, and Forensic Alliance Ltd., or FAL. For the nine months ended September 30, 2007 and 2006, these same two customers accounted for 52% and 70%, respectively, of our UK revenues. FAL is a company providing a range of forensic testing services to a number of police forces in the UK, including certain forensic DNA testing services previously carried out by us on a subcontract basis. In 2005, FAL was acquired by LGC Ltd., or LGC, a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our agreement with FAL was terminated effective July 15, 2007 and we then entered into a temporary subcontracting agreement with LGC. We are in discussions with LGC to enable us to continue to provide DNA testing services to several UK police forces previously serviced by us under the FAL agreement. We continue to focus, however, on providing our services directly to UK police forces and we have been successful in winning competitive bids on several forensic contracts to provide such direct services to different UK police forces. Additionally, in December 2006, we submitted a bid to provide forensic services directly to a regional group of police forces in the UK. We expect a decision with respect to this bid will be announced before the end of 2007. We believe that the actions we have taken to date have placed us in a position to successfully transition from our prior relationship with FAL to directly providing these services to police forces in the UK.

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

Our overall operating results were mixed for the three months ended September 30, 2007 as compared to the same period in 2006. For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, total revenues decreased approximately 1%, while gross margin, as a percentage of service revenues, decreased to approximately 35% from approximately 36%. The decrease in revenues and gross margin was largely a result of decreased revenues in our UK agricultural testing services and to a lesser extent, our government and private paternity testing services in the US, as well as increased laboratory personnel costs. This decrease was partially offset by increased revenue from our UK forensics testing services, our US testing services involving DNA profile uploads into the Federal Bureau of Investigation’s Combined DNA Index System, or CODIS, and individual state databases and increased revenues from our US forensic casework testing services. For the three months ended September 30, 2007, our operating expenses, other than cost of service revenues, declined by approximately 6% as compared to the same period in 2006, due to decreased restructuring, general and administrative and research and development expenses, due to our focus on cost containment.

Our operating results improved for the nine months ended September 30, 2007 as compared to the same period in 2006. Overall, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, total revenues increased approximately 8% and gross margin, as percentage of service revenues, increased to approximately 34% from approximately 28%. The increase in revenues and gross margin was primarily a result of increased revenues in our UK forensics and US forensic casework testing services and decreased depreciation expense during the nine months ended September 30, 2007 as compared to the comparable period in 2006. The increase in revenues and gross margin was partially offset by lower revenues in our UK agricultural testing services and our government and private paternity testing services in the US, as well as increased laboratory personnel costs. For the nine months ended September 30, 2007, our operating expenses, other than cost of service revenues, declined by approximately 20% as compared to the same period in 2006, due to the elimination of restructuring expense, as well as decreased marketing and sales, general and administrative and research and development expenses, due to our focus on cost containment.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended September 30, 2007 and 2006:

	(In thousands)			% Change
	2007	2006	$ Change
Total revenues	$15,558	$15,734	$(176)	(1)%
Cost of service revenues	10,054	10,024	30	0
Research and development	264	316	(52)	(16)
Marketing and sales	1,503	1,494	9	1
General and administrative	3,831	4,055	(224)	(6)
Restructuring	(75)	41	(116)	>(100)
Amortization of intangible assets	447	442	5	1
Total other income, net	301	136	165	>100
Income tax expense	542	825	(283)	(34)
Net loss	(707)	(1,327)	620	(47)

Revenues

Total revenues for the three months ended September 30, 2007 of $15.6 million represented a decrease of $176 thousand, or approximately 1%, as compared to revenues of $15.7 million for the comparable period of 2006.

Our US service revenues for the three months ended September 30, 2007 of $7.4 million increased by $239 thousand, or approximately 3%, as compared to $7.1 million for the comparable period of 2006, primarily due to increased pricing for our CODIS and individual state databases testing services and our US forensic casework testing services. This increase was partially offset by declines in pricing for our government and private paternity testing services.

Our UK service revenues for the three months ended September 30, 2007 were $8.2 million, which represents a decrease of $385 thousand, or approximately 5%, as compared to revenues of $8.5 million for the comparable period of the prior year. Our UK based revenues decreased due to lower volumes in agriculture revenues, which declined by 49%. The agriculture revenues decreased primarily due to a decision made by DEFRA to limit scrapie testing to male sheep. Also contributing to the reduced revenues, an outbreak of foot and mouth disease in August prevented the collection of tens of thousands of samples. The decrease was offset by increased volume and pricing in non-violent crime testing services. The non-violent crime testing services increased primarily due to new contracts we were awarded in 2006 to provide services directly to several different UK police forces. For the three months ended September 30, 2007, as compared to the same period in 2006, our UK revenues were also favorably impacted by approximately 8%, as a result of the exchange rate movement of the British pound as compared to the US dollar.

During the three months ended September 30, 2007 we performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with FAL. Revenues recognized as a result of the FAL agreement accounted for approximately 21% and 24% of our total revenues and approximately 40% and 44% of our UK revenues for the three months ended September 30, 2007 and 2006, respectively. In 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our agreement with FAL was terminated effective July 15, 2007 and we then entered into a temporary subcontracting agreement with LGC. We are in discussions with LGC to enable us to continue to provide DNA testing services to several UK police forces previously serviced by us under the FAL agreement. We continue to focus, however, on providing our services directly to UK police forces and we have been successful in winning competitive bids on several forensic contracts to provide such direct services to different UK police forces. Additionally, in December 2006, we submitted a bid to provide forensic services directly to a regional group of police forces in the UK. We expect a decision with respect to this bid will be announced before the end of 2007.

Under the terms of our agreement with DEFRA, which extends through December 2008, we are the exclusive supplier of genotyping services offered to sheep farmers under the UK government’s National Scrapie Plan, or NSP, which is designed to help British farmers breed sheep with reduced genetic susceptibility to the disease. Although we are the exclusive supplier of genotyping services under the NSP, we expect our future revenues under our contract with DEFRA to be lower than those achieved during comparable periods in 2006, due to the aforementioned DEFRA decision to limit testing to male sheep.

During the three months ended September 30, 2007 and 2006, we recognized $47 thousand and $75 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues was $10.1 million, or approximately 65% of service revenues, for the three months ended September 30, 2007, compared to $10.0 million, or approximately 64% of service revenues, for the comparable period of the prior year. The increase in cost of service revenues as a percentage of revenues primarily reflects decreased revenues in our UK agricultural and, to a lesser extent, US government and private paternity testing services and increased laboratory personnel costs.

Research and Development

Research and development expenses for the three months ended September 30, 2007 and 2006 were $264 thousand and $316 thousand, respectively. The decrease in research and development expenses was primarily due to reduced personnel costs.

Marketing and Sales

Marketing and sales expenses for the three months ended September 30, 2007 were $1.5 million, virtually unchanged from the comparable period of the prior year.

General and Administrative

General and administrative expenses for the three months ended September 30, 2007 were $3.8 million, a decrease of $224 thousand, as compared to $4.1 million for the comparable period of the prior year. The decrease in general and administrative expenses in the second quarter of 2007 primarily included decreases in insurance and bad debt expense.

Restructuring

We recorded a restructuring benefit of $75 thousand for the three months ended September 30, 2007 as a result of favorable settlement of an employee obligation. Restructuring expenses for the three months ended September 30, 2006 were $41 thousand, primarily consisting of for facility obligation costs for our former Germantown, Maryland and Dallas, Texas facilities.

Amortization of Intangible Assets

During the three months ended September 30, 2007 and 2006, we recorded $447 thousand and $442 thousand of amortization expense, respectively.

Total Other Income, Net

Interest income for the three months ended September 30, 2007 was $277 thousand, compared to $110 thousand during the same period of the prior year, due to higher average cash balances in 2007.

Other income for the three months ended September 30, 2007 and 2006 was $24 thousand and $26 thousand, respectively.

Income Tax Expense

During the three months ended September 30, 2007 and 2006, we recorded income tax expense related to our profitable UK business of $542 thousand and $825 thousand, respectively. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the three months ended September 30, 2007, we reported a net loss of $707 thousand, which represented a decrease of 47% as compared to a net loss of $1.3 million for the three months ended September 30, 2006.

The following table sets forth a comparison of the components of our net loss for the nine months ended September 30, 2007 and 2006:

	(In thousands)			% Change
	2007	2006	$ Change
Total revenues	$45,322	$41,942	$3,380	8%
Cost of service revenues	29,779	30,147	(368)	(1)
Research and development	832	910	(78)	(9)
Marketing and sales	4,500	5,459	(959)	(18)
General and administrative	11,747	14,648	(2,901)	(20)
Restructuring	(75)	527	(602)	>(100)
Amortization of intangible assets	1,337	1,322	15	1
Total other income, net	817	121	696	>100
Income tax expense	1,154	1,206	(52)	(4)
Net loss	(3,135)	(12,156)	9,021	(74)

Revenues

Total revenues for the nine months ended September 30, 2007 of $45.3 million represented an increase of $3.4 million, or approximately 8%, as compared to revenues of $41.9 million for the comparable period of 2006.

Our US service revenues for the nine months ended September 30, 2007 of $21.8 million increased by $201 thousand, or approximately 1%, compared to revenues of $21.6 million for the comparable period of 2006. Our US forensic casework testing services revenues increased due to increased pricing and volume. This increase was offset by declines in volume for our government and private paternity testing services.

Our UK service revenues for the nine months ended September 30, 2007 were $23.3 million, which represents an increase of $3.2 million, or approximately 16%, as compared to revenues of $20.1 million for the comparable period of the prior year. Our UK-based revenues increased due to increased volume and pricing in forensics testing services; particularly major crime, non-violent crime and UK Police and Criminal Evidence Act, or PACE, database testing services. The non-violent crime testing services and PACE database testing services increased primarily due to new contracts we were awarded in 2006 to provide services directly to several different UK police forces. The increase in forensic testing services revenues was partially offset by decreased agriculture revenues as a result of lower volume. As discussed above, agriculture revenues decreased primarily due to a decision made by DEFRA to limit scrapie testing to male sheep, and to a lesser extent, to an outbreak of foot and mouth disease which prevented the collection of tens of thousands of samples. For the nine months ended September 30, 2007, as compared to the same period in 2006, our UK revenues were also favorably impacted by approximately 9%, as a result of the exchange rate movement of the British pound as compared to the US dollar.

During the nine months ended September 30, 2007, we performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with FAL. Revenues recognized as a result of the FAL agreement accounted for approximately 22% and 24% of our total revenues and approximately 43% and 51% of our UK revenues for the nine months ended September 30, 2007 and 2006, respectively. As discussed above, in 2005, FAL was acquired by LGC, a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our agreement with FAL was terminated, effective July 15, 2007 and we then entered into a temporary subcontracting agreement with LGC. We are in discussions with LGC to enable us to continue to provide DNA testing services to several UK police forces previously serviced by us under the FAL agreement. We continue to focus, however, on providing our services directly to UK police forces.

Under the terms of our agreement with DEFRA, which extends through December 2008, we are the exclusive supplier of genotyping services offered to sheep farmers under the UK government’s NSP. Although we are the exclusive supplier of genotyping services under the NSP, we expect our future revenues under our contract with DEFRA to be lower than those achieved during comparable periods in 2006, due to the aforementioned DEFRA decision to limit testing to male sheep.

During the nine months ended September 30, 2007 and 2006, we recognized $222 thousand and $251 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues was $29.8 million, or approximately 66% of service revenues, for the nine months ended September 30, 2007, compared to $30.1 million, or approximately 72% of service revenues, for the comparable period of the prior year. The decrease in cost of service revenues primarily reflects decreased depreciation expense, partially offset by increased laboratory personnel costs. The increase in gross margin percentage is a result of increased revenues, while costs were held relatively flat.

Research and Development

Research and development expenses for the nine months ended September 30, 2007 and 2006 were $832 thousand and $910 thousand, respectively. The decrease in research and development expenses was primarily due to reduced personnel costs.

Marketing and Sales

Marketing and sales expenses for the nine months ended September 30, 2007 were $4.5 million, a decrease of $959 thousand as compared to $5.5 million during the comparable period of the prior year. The decrease in marketing and sales expenses was primarily due to decreased spending in radio advertising related to our marketing and sales programs in our private paternity testing business and decreased personnel costs. The radio advertising campaign was discontinued in the second quarter of 2006.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2007 were $11.7 million, a decrease of $2.9 million, as compared to $14.6 million for the comparable period of the prior year. The decrease in general and administrative expenses primarily included decreases in consulting and professional fees, including audit expenses. In particular, the first quarter of 2006 included certain consulting and professional fees which we do not expect to recur.

Restructuring

We recorded a restructuring benefit of $75 thousand for the nine months ended September 30, 2007 as a result of favorable settlement of an employee obligation. Restructuring expenses for the nine months ended September 30, 2006 were $527 thousand, primarily consisting of employee severance costs resulting from workforce reductions in our Princeton, New Jersey corporate office and for facility obligation costs for our former Germantown, Maryland and Dallas, Texas facilities.

Amortization of Intangible Assets

During both of the nine month periods ended September 30, 2007 and 2006, we recorded $1.3 million of amortization expense.

Total Other Income (Expense), Net

Interest income for the nine months ended September 30, 2007 was $811 thousand, compared to $439 thousand during the same period of the prior year, due to higher average cash balances in 2007.

Other income for the nine months ended September 30, 2007 was $6 thousand. Other expense in 2006 of $318 thousand primarily consisted of an accrual of a potential penalty payment associated with our February 2004 private placement equity offering and an impairment charge on available-for-sale securities that were determined to be other-than-temporarily impaired.

Income Tax Expense

During both of the nine month periods ended September 30, 2007 and 2006, we recorded income tax expense related to our profitable UK business of $1.2 million. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely than such tax benefit would be realized.

Net Loss

For the nine months ended September 30, 2007, we reported a net loss of $3.1 million, which represented a decrease of 74% as compared to a net loss of $12.2 million for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had approximately $24.5 million in cash and cash equivalents, as compared to approximately $24.1 million as of December 31, 2006. Working capital increased to approximately $30.4 million at September 30, 2007 from approximately $30.0 million at December 31, 2006. This increase in working capital was primarily a result of our net cash provided by operations for the nine months ended September 30, 2007. We had no short-term or long-term debt obligations as of September 30, 2007.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the nine months ended September 30, 2007 and 2006:

	(In thousands)			% Change
	2007	2006	$ Change
Cash provided by (used in):
Operating activities	$1,112	$(10,532)	$11,644	>(100)%
Investing activities	(1,082)	(1,065)	(17)	2
Financing activities	(210)	42	(252)	>(100)

In contrast to the nine months ended September 30, 2006, when we used $10.7 million in cash, during the nine months ended September 30, 2007 we were cash flow positive. Net cash provided by operations for the nine months ended September 30, 2007 was $1.1 million compared with net cash used in operations of approximately $10.5 million for the comparable period in the prior year. The change in operating cash flows was mainly a result of a decreased net loss, improved collections of our accounts receivable and an increase in our accounts payable and accrued expenses for the nine months ended September 30, 2007 as compared to the comparable period of 2006. Investing activities during the nine months ended September 30, 2007 consisted of $1.1 million of capital expenditures, partially offset by proceeds from sales of assets of $11 thousand, as compared to $1.9 million in capital expenditures, partially offset by the release of $761 thousand of restricted cash and proceeds from sales of assets of $31 thousand for the comparable period in the prior year. Financing activities during the nine months ended September 30, 2007 consisted of issuance costs related to a private placement of common stock in a prior period of $77 thousand and payments of patent obligations of $149 thousand, partially offset by proceeds of $16 thousand from the issuance of common stock due to the exercise of stock options, while financing activities for the comparable period in the prior year consisted of proceeds from the issuance of common stock due to the exercise of stock options.

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

Restricted Cash

As of September 30, 2007, cash restricted under one of our operating leases and a government contract, in the aggregate amount of $958 thousand, is reflected as a long-term asset in the consolidated balance sheet.

Expected Uses of Liquidity in 2007

Throughout 2007, we plan to continue making investments in our business. We expect the following to be significant uses of liquidity: the acquisition of ReliaGene, with an aggregate purchase price that included $5.6 million in cash, and its associated costs, cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples, facility expenses, marketing expenses and general and administrative costs. Actual expenditures may vary substantially from our estimates. In addition, we may make additional investments in future acquisitions of businesses or technologies which would increase our capital expenditures.

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

Commitments and Contingencies

There were no material changes during the nine months ended September 30, 2007 to our commitments and contingencies as reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the nine months ended September 30, 2007 to our critical accounting policies as reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt SFAS 159 in the first quarter of 2008. We do not believe the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of September 30, 2007, we had no long-term debt obligations.

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

(a) Disclosure Controls and Procedures. As of September 30, 2007, we conducted an evaluation under the supervision and with the participation of our management, including our President and Vice President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of September 30, 2007 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls. Our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations;

•	our belief that our forensic and paternity laboratory testing volumes, combined with those of ReliaGene, should increase our operational efficiencies;

•	our expectation to incur additional costs in connection with the acquisition and the integration of ReliaGene into our business;

•	our expectation that the decision with respect to our bid to provide forensic services directly to a regional group of police forces in the UK will be announced before the end 2007;

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

•	our expectation that our future revenues under our contract with DEFRA will be lower than those achieved during comparable periods in 2006;

•	our expectation that certain consulting and professional fees included in the first quarter of 2006 will not reoccur;

•	our expectation that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•	our anticipation that a portion of our future growth may be accomplished either by acquiring or merging with existing businesses;

•	our intention to continue to vigorously defend ourselves against plaintiff’s claims in litigation relating to our May 5, 2000 IPO;

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

Except for the addition of the following risk factors, there have not been any material changes from the risk factors as disclosed under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

If we are not successful in integrating ReliaGene, we may not be able to operate efficiently after the acquisition.

Achieving the benefits of our acquisition of ReliaGene will depend in part on the successful integration of our operations and personnel in a timely and efficient manner. The integration process requires coordination of different development, laboratory and commercial teams, and involves the integration of systems, applications, policies, procedures, business processes, technologies, products and operations. This may be a difficult and unpredictable process. If we cannot successfully integrate our operations and personnel, we may not realize the expected benefits of the acquisition.

Integrating Reliagene may divert management’s attention away from our operations.

Successful integration of ReliaGene into our operations, products and personnel may place a significant burden on our management and our internal resources. The integration will require efforts from each company, including the coordination of their general and administrative functions. For example, integration of administrative functions includes coordinating employee benefits, payroll, financial reporting, purchasing and disclosure functions. Delays in successfully integrating and managing employee benefits could lead to dissatisfaction and employee turnover. Problems in integrating purchasing and financial reporting could result in control issues, including unplanned costs. In addition, the integration of ReliaGene into our organization may result in greater competition for resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.

We expect to incur additional costs in connection with the acquisition and in integrating ReliaGene into our business.

We estimate that we will incur direct transaction costs of approximately $300 thousand associated with the acquisition of ReliaGene. We also expect to incur additional costs integrating our operations, products and personnel, which cannot be estimated accurately at this time. If the total costs of the acquisition exceed our estimates, or benefits of the acquisition do not exceed the total costs of the acquisition, our financial results could be adversely affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Third Amended and Restated Bylaws of the Registrant (previously filed with the SEC as Exhibit 3.1, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on September 7, 2007 (File No. 000-30267)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID CELLMARK INC.

Date: November 6, 2007	By:	/s/ James F. Smith
James F. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Third Amended and Restated Bylaws of the Registrant (previously filed with the SEC as Exhibit 3.1, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on September 7, 2007 (File No. 000-30267)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002