Form 10-Q
period 2008-03-31
ORCHID CELLMARK INC
filed 2008-05-08
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 5, 2008, the registrant had 29,966,312 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,056	$20,918
Accounts receivable, net	9,993	9,516
Inventory	1,471	1,443
Prepaids and other current assets	1,588	2,151

Total current assets	32,108	34,028
Fixed assets, net	6,801	7,440
Goodwill	9,664	9,519
Other intangibles, net	9,214	9,694
Restricted cash	958	958
Other assets	504	490

Total assets	$59,249	$62,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,644	$2,027
Accrued expenses and other current liabilities	5,036	4,611
Income taxes payable	178	543
Short-term debt and current portion of long-term debt	400	428
Deferred revenue	992	964

Total current liabilities	8,250	8,573
Long-term debt	289	337
Other liabilities	315	786

Total liabilities	8,854	9,696

Commitments and contingencies

Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued 30,098,019 and 30,097,394 shares at March 31, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	370,428	370,129
Accumulated other comprehensive income	3,789	3,852
Treasury stock at cost, 163,259 shares of common stock at March 31, 2008 and December 31, 2007	(1,587)	(1,587)
Accumulated deficit	(322,265)	(319,991)

Total stockholders’ equity	50,395	52,433

Total liabilities and stockholders’ equity	$59,249	$62,129

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended March 31, 2008 and 2007

(In thousands, except per share data)

(Unaudited)

	2008	2007
Revenues:
Service revenues	$14,395	$13,895
Other revenues	132	137

Total revenues	14,527	14,032

Operating expenses:
Cost of service revenues	10,436	9,519
Research and development	220	279
Marketing and sales	1,572	1,484
General and administrative	4,692	3,936
Amortization of intangible assets	477	445

Total operating expenses	17,397	15,663

Operating loss	(2,870)	(1,631)
Other income (expense):
Interest income	151	271
Interest expense	(13)	—
Other income (expense), net	212	(64)

Total other income (expense), net	350	207

Loss before income tax expense	(2,520)	(1,424)
Income tax expense (benefit)	(246)	259

Net loss	$(2,274)	$(1,683)

Basic and diluted net loss per share	$(0.08)	$(0.06)

Shares used in computing basic and diluted net loss per share	29,934	29,319

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(2,274)	$(1,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	298	239
Depreciation and amortization	1,181	1,133
Bad debt expense	(32)	30
Changes in assets and liabilities:
Accounts receivable	(445)	18
Inventory	(28)	157
Prepaids and other assets	549	609
Accounts payable	(383)	(741)
Accrued expenses and other current liabilities	279	396
Income taxes payable	(365)	(200)
Deferred revenue	28	30
Other liabilities	(471)	(45)

Net cash used in operating activities	(1,663)	(57)

Cash flows from investing activities:
Capital expenditures	(73)	(128)

Net cash used in investing activities	(73)	(128)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1	2
Repayment of debt	(76)	—
Issuance costs of common stock in private placement	—	(71)

Net cash used in financing activities	(75)	(69)

Effect of foreign currency translation on cash and cash equivalents	(51)	29

Net decrease in cash and cash equivalents	(1,862)	(225)
Cash and cash equivalents at beginning of period	20,918	24,144

Cash and cash equivalents at end of period	$19,056	$23,919

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Three months ended March 31, 2008

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2008	30,097	$30	$370,129	$3,852	$(1,587)	$(319,991)	$52,433
Net loss	—	—	—	—	—	(2,274)	(2,274)
Foreign currency translation adjustment	—	—	—	(63)	—	—	(63)

Comprehensive loss							(2,337)

Issuance of common stock from exercise of stock options	1	—	1	—	—	—	1
Stock-based compensation expense	—	—	298	—	—	—	298

Balance at March 31, 2008	30,098	$30	$370,428	$3,789	$(1,587)	$(322,265)	$50,395

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007 (the Annual Report), as filed with the Securities and Exchange Commission (SEC).

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

(3) Inventory

Inventory is comprised of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$1,216	$1,303
Work in progress	253	138
Finished goods	2	2

	$1,471	$1,443

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(4) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the three months ended March 31, 2008 (in thousands):

Balance as of January 1, 2008	$9,519
Additional goodwill recorded from the acquisition of ReliaGene Technologies Inc. (ReliaGene) (1)	146
Effect of foreign currency translation	(1)

Balance as of March 31, 2008	$9,664

(1)	Represents the change in the allocation of ReliaGene’s purchase price, which was a result of the recognition of additional facility-related restructuring liabilities.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the Company’s other intangible assets at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008			December 31, 2007
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Base technology	$6,129	$(4,259)	$1,870	$6,130	$(4,133)	$1,997
Customer list	7,055	(3,949)	3,106	7,057	(3,798)	3,259
Trademark/tradename	4,452	(2,623)	1,829	4,453	(2,531)	1,922
Patents and know-how	4,914	(2,521)	2,393	4,915	(2,417)	2,498
Non-compete agreements	20	(4)	16	20	(2)	18

Totals	$22,570	$(13,356)	$9,214	$22,575	$(12,881)	$9,694

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $746 thousand and $751 thousand as of March 31, 2008 and December 31, 2007, respectively.

(5) Fixed Assets

Fixed assets are comprised of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Laboratory equipment	$16,025	$16,096
Computers and software	5,058	5,512
Furniture and fixtures	1,694	1,697
Leasehold improvements	6,669	6,861

	29,446	30,166
Less accumulated depreciation and amortization	(22,645)	(22,726)

	$6,801	$7,440

Depreciation expense for the Company’s fixed assets for the three months ended March 31, 2008 and 2007 was $704 thousand and $689 thousand, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
VAT and other taxes	$1,119	$1,164
Employee compensation	972	1,133
Restructuring and ReliaGene acquisition related accruals	811	674
Professional fees	641	356
Current portion of guarantee obligation	554	283
Other	939	1,001

	$5,036	$4,611

In connection with the sale of assets and liabilities of the Company’s Diagnostics business to Tepnel Life Sciences, PLC (Tepnel) in 2004, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The fair value of the guarantee amounted to $554 thousand and $739 thousand, respectively, as of March 31, 2008 and December 31, 2007. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy period of the space prior to subleasing the space, and the likelihood of Tepnel breaching its obligation under the assigned lease. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease totaled $1.2 million as of March 31, 2008. During the three months ended March 31, 2008, based on Tepnel’s continuing performance

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

under the sublease and a review of risks associated with the guarantee, the Company revised its estimate for the Tepnel lease guarantee and recorded a benefit of $185 thousand, included in other income (expense), net.

(7) Income Taxes

As of March 31, 2008 and December 31, 2007, the Company’s unrecognized income tax benefits amounted to zero and $175 thousand, respectively, which including an immaterial amount for accrued interest and penalties related to uncertain tax positions. During the three months ended March 31, 2008, as a result of expired statutes of limitations, the Company wrote down its unrecognized income tax benefits to zero, and recognized an income tax benefit of $175 thousand. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2006 and 2007 remain open to examination by the United Kingdom (UK) taxing authorities and the tax years 2005 to 2007 remain open to examination by the US taxing authorities. In addition, the US taxing authorities may examine the tax years from the Company’s inception in 1995 through 2004, but are barred from adjusting the tax liabilities in excess of the net operating losses generated in any of those tax years.

(8) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The Company’s adoption of this standard on January 1, 2008 was limited to financial assets and liabilities and the Company will be required to apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for its fiscal year beginning January 1, 2009. The initial adoption of FAS 157 did not have a material effect on the Company’s consolidated financial statements. However, the Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on its consolidated financial statements upon full adoption.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. An entity that adopts FAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted FAS 159 effective January 1, 2008 and the adoption of FAS 159 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133 (FAS 161). FAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FAS No.133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company will be required to adopt FAS 161 for its fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 161 on its consolidated financial statements.

(9) Comprehensive Income/Loss

Comprehensive income/loss is comprised of net earnings and foreign currency translation adjustments. Total comprehensive loss for the three months ended March 31, 2008 and 2007 was $2.3 million and $1.6 million, respectively. The difference from net loss for the three months ended March 31, 2008 and 2007 consists of foreign currency translation adjustments. Accumulated other comprehensive income as reflected in the consolidated balance sheets consists of cumulative foreign currency translation adjustments.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As a result of the Second Circuit’s ruling, the plaintiffs and the issuers stipulated on June 22, 2007 that the Stipulation and Agreement of Settlement with Defendant Issuers and Individuals, which was originally submitted to the Court on June 10, 2004, was terminated, which resolved the motion for final approval of the class action settlement with the issuers and individual defendants. The Court entered the parties’ stipulation as an Order on June 25, 2007. As a result of these developments, the plaintiffs have filed amended complaints against the underwriters and “focus case” issuers and individuals and are attempting to certify a class action.

In response to the Amended Complaints, the underwriters and “focus case” issuers moved to dismiss the Amended Complaints. On March 26, 2008, the Court granted the motion to dismiss in part and denied the motion to dismiss in part. As a result, the Court will proceed with the Plaintiffs’ Amended Complaints against the underwriters and “focus case” issuers to determine whether class actions can be certified.

The Company is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. (Enzo) v. Amersham PLC, et al. (Amersham), filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in the Company’s favor on its construction of the

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

patents asserted against the Company, and the co-defendants, including the Company, moved for summary judgment on all claims against it in January 2007. A hearing on the defendants’ motions for summary judgment occurred on July 17-18, 2007, and the Court reserved ruling on the motions, taking them under advisement.

In other litigation brought by Enzo against another defendant under the same patents asserted against the Company, a Connecticut Federal Court has invalidated the patents asserted there and asserted against the Company in the New York case. That decision is on appeal. As a result of these developments, the defendants in the Enzo v. Amersham case requested a conference before the Court in order to determine how to proceed. Such conference was held on March 4, 2008 and the Court has not yet ruled on such determination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our operations in the US accounted for 56% and 48% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. We continue to experience significant price competition in both our forensic database and paternity testing businesses. As a result, we are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of samples that need to be retested. In addition, we believe that our forensic and paternity laboratory testing volumes, combined with those of ReliaGene Technologies Inc., or ReliaGene, should increase our operational efficiencies.

Our operations in the UK accounted for 44% and 52% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, 32% and 46%, respectively, of our UK revenues and 14% and 24%, respectively, of our total revenues were derived through our agreement with LGC Ltd., or LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our prior agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC, the latest of which expired on April 30, 2008. Although we had been continuing to provide services through these temporary extension agreements, LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us. We expect to provide some DNA testing services to the police forces that we served under our LGC arrangement through pilot work. We continue to focus, however, on providing our services directly to UK police forces and we have been successful in winning competitive bids on several forensic contracts to provide such direct services to different UK police forces. In February 2008, we were awarded a significant portion of the North West/South West and Wales regional tender in the UK. Under the terms of the award, we will provide forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. Work under this award commenced in the second quarter of 2008 after the signing of contracts with each of the police forces. We believe that the actions we have taken to date have placed us in a position to successfully transition from our prior relationship with LGC to directly providing these services to police forces in the UK. In addition, we expect approximately 29 police forces in the UK to tender their work through the UK’s National Procurement Plan, a formalized bidding process to be implemented this year. We are currently planning our strategy for submitting bids through this plan and expect the police forces to tender their work in the 18-month period following implementation of the plan.

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

Our operating results declined for the three months ended March 31, 2008 as compared to the same period in 2007. Overall, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, total revenues increased approximately 4%, while gross margin, as percentage of service revenues, decreased from approximately 31% to approximately 28%. The increase in revenues was primarily a result of increased revenues in our testing services involving DNA profile uploads into the Federal Bureau of Investigation’s Combined DNA Index System, or CODIS, and individual state databases, and our US government paternity testing services. The increased CODIS and government paternity revenues were partially offset by decreased revenues in US forensic casework and UK immigration, agriculture and forensic testing services. The decrease in gross margin, as percentage of service revenue, was a result of product mix, as we recognized higher revenues from testing services that are typically associated with lower gross margin and lower revenues from our high margin testing services. Cost of service revenues also increased due to additional operational costs in the UK, in particular laboratory and reporting personnel associated with the advanced preparation for the recently awarded contracts under the North West/South West and Wales regional forensic tender. For the three months ended March 31, 2008, our operating expenses, other than cost of service revenues, increased by approximately 13% as compared to the same period in 2007, primarily as a result of increased general and administrative expenses, due to legal expenses related to a sizable state paternity contract that was awarded to us and protested by a competitor.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended March 31, 2008 and 2007:

	(In thousands)			% Change
	2008	2007	$ Change
Total revenues	$14,527	$14,032	$495	4%
Cost of service revenues	10,436	9,519	917	10
Research and development	220	279	(59)	(21)
Marketing and sales	1,572	1,484	88	6
General and administrative	4,692	3,936	756	19
Amortization of intangible assets	477	445	32	7
Total other income (expense), net	350	207	143	69
Income tax expense (benefit)	(246)	259	(505)	>(100)
Net loss	(2,274)	(1,683)	(591)	35

Revenues

Total revenues for the three months ended March 31, 2008 of $14.5 million represented an increase of $495 thousand, or approximately 4%, as compared to revenues of $14.0 million for the comparable period in 2007.

Our US service revenues for the three months ended March 31, 2008 of $8.0 million increased by $1.4 million, or approximately 21%, as compared to $6.6 million for the comparable period in 2007, primarily due to the impact of the acquisition of ReliaGene and increased volume in our CODIS and government paternity testing services. This increase was partly offset by declines in volume for forensic casework testing services.

Revenues from our UK-based testing services decreased by $883 thousand, or approximately 12%, to $6.4 million for the three months ended March 31, 2008, as compared to $7.2 million for the comparable period in 2007. Our UK-based revenues decreased due to decreased volume in immigration, agricultural and forensic testing services; particularly non-violent crime and database testing services under PACE. For the for the three months ended March 31, 2008, as compared to the comparable period in 2007, our UK revenues were favorably impacted by approximately 1%, as a result of the exchange rate movement of the British pound as compared to the US dollar.

Under the terms of our agreement with the UK’s Department for Environment, Food and Rural Affairs, or DEFRA, which extends through December 2008, we are the exclusive supplier of genotyping services offered to sheep farmers under the UK government’s National Scrapie Plan, or NSP, which is designed to help British farmers breed sheep with reduced genetic susceptibility to the disease. Although we are the exclusive supplier of genotyping services under the NSP, we expect our future revenues under our contract with DEFRA to be lower than those achieved during comparable periods in 2007, due to DEFRA’s decision to limit testing to male sheep.

We performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with LGC. Revenues derived through the LGC agreement accounted for approximately 14% and 24% of our total revenues and approximately 32% and 46% of our UK revenues for the three months ended March 31, 2008 and 2007, respectively. Our agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC, the latest of which expired April 30, 2008. Although we had been continuing to provide services through these temporary extension agreements, LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us. We expect to provide some DNA testing services to the police forces that we served under our LGC arrangement through pilot work. We continue to focus, however, on providing our services directly to UK police forces and we have been successful in winning competitive bids on several forensic contracts to provide such direct services to different UK police forces. In February 2008, our UK facility was awarded a significant portion of the North West/South West and Wales regional tender in the UK. Under the terms of the award, we will provide forensic services, including DNA testing of database crime scene samples, forensic casework and PACE samples for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. Work under this award commenced in the second quarter of 2008 after the signing of contracts with each of the police forces. In addition, we expect approximately 29 police forces in the UK to tender their work through the UK’s National Procurement Plan. We are currently planning our strategy for submitting bids through this plan and expect the police forces to tender their work in the 18-month period following implementation of the plan.

During the three months ended March 31, 2008 and 2007, we recognized $132 thousand and $137 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues was $10.4 million, or approximately 72% of service revenues, for the three months ended March 31, 2008, compared to $9.5 million, or approximately 69% of service revenues, for three months ended March 31, 2007. Cost of service revenues increased due to additional operational costs in the UK, in particular laboratory and reporting personnel, associated with the advanced preparation for the recently awarded contracts under the North West/South West and Wales regional forensic tender. Cost of service revenue also increased due to additional laboratory supplies used in ReliaGene testing services. For three months ended March 31, 2008, as compared to the comparable period in 2007, our UK cost of service revenues increased by approximately 1% as a result of the exchange rate movement of the British pound as compared to the US dollar. The decrease in gross margin percentage from 31% in 2007 to 28% in 2008 is a result of decreased volumes of high margin testing services, such as US forensic casework and UK immigration, agricultural and forensic testing services, as well as increased personnel costs and laboratory supplies costs.

Research and Development

Research and development expenses for the three months ended March 31, 2008 and 2007 were $220 thousand and $279 thousand, respectively. The decrease in research and development expenses was primarily due to reduced personnel costs.

Marketing and Sales

Marketing and sales expenses for the three months ended March 31, 2008 and 2007 were $1.6 million and $1.5 million, respectively. The increase in marketing and sales expenses was primarily due to increased personnel costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2008 and 2007 were $4.7 million and $3.9 million, respectively. The increase in general and administrative expenses primarily included increases in non-recurring legal fees related to a sizable state paternity contract that was awarded to us and protested by a competitor.

Amortization of Intangible Assets

During the three months ended March 31, 2008 and 2007, we recorded $477 thousand and $445 thousand of amortization expense, respectively.

Total Other Income (Expense), Net

Interest income for the three months ended March 31, 2008 was $151 thousand, compared to $271 thousand during the same period of the prior year, due to lower interest rates and lower average cash balances in 2008.

Interest expense for the three months ended March 31, 2008 was $13 thousand. This interest expense was related to debt assumed as result of the acquisition of ReliaGene in the fourth quarter of 2007.

Other income for the three months ended March 31, 2008 was $212 thousand, primarily consisting of a non-cash gain from a reduction in the fair value of a lease guarantee liability. Other expense for three months ended March 31, 2007 was $64 thousand, primarily consisting of accruals of certain non-operating expenses, partially offset by a non-cash gain from a reduction in the fair value of a lease guarantee liability.

Income Tax Expense

During the three months ended March 31, 2008, we recorded an income tax benefit of $246 thousand, primarily as a result a write down in our unrecognized income tax benefits and corresponding recognition of an income tax benefit of $175 thousand. During the three months ended March 31, 2007, we recorded an income tax expense of $259 thousand primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the three months ended March 31, 2008, we reported a net loss of $2.3 million, which represented an increase of 35% as compared to a net loss of $1.7 million for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $19.1 million in cash and cash equivalents, as compared to $20.9 million as of December 31, 2007. Working capital decreased to $23.9 million at March 31, 2008 from $25.5 million at December 31, 2007. This decrease in working capital was primarily a result of the net loss for the three months ended March 31, 2008. As of March 31, 2008, we had $210 thousand in short-term debt obligations and $479 thousand in long-term debt obligations, of which $190 thousand was classified as a current liability in the consolidated balance sheet.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the three months ended March 31, 2008 and 2007:

	(In thousands)			% Change
	2008	2007	$ Change
Cash used in:
Operating activities	$(1,663)	$(57)	$(1,606)	>100%
Investing activities	(73)	(128)	55	(43)
Financing activities	(75)	(69)	(6)	9

Primarily as a result of a larger net loss, in contrast to the three months ended March 31, 2007, during three months ended March 31, 2008, we increased our use of cash which resulted in our lower cash position. Net cash used in operations for the three months ended March 31, 2008 was $1.7 million compared with net cash used in operations of $57 thousand for the comparable period in the prior year. The decrease in operating cash flows was mainly a result of an increased net loss and a decrease in collections of our accounts receivable for the three months ended March 31, 2008 as compared to the comparable period in 2007. Investing activities during the three months ended March 31, 2008 and 2007 consisted of $73 thousand and $128 thousand of capital expenditures, respectively. Financing activities during the three months ended March 31, 2007 primarily consisted of repayments of debt obligations, while financing activities for the comparable period in the prior year primarily consisted of issuance costs related to a private placement of common stock.

ReliaGene Debt

As part of the acquisition of ReliaGene on October 31, 2007, we assumed $948 thousand in debt comprised of a line of credit and various notes payable with outstanding balances of $260 thousand and $688 thousand, respectively. The line of credit has a maximum credit limit of $750 thousand secured by ReliaGene accounts receivable and equipment, a maturity date of December 31, 2009, an interest rate of 6% and a March 31, 2008 outstanding balance of $210 thousand, classified as short-term debt on the consolidated balance sheet. The notes payable, which are secured by ReliaGene’s equipment, have interest rates ranging from 6.75% to 8.50% and maturity dates ranging from June 30, 2009 through September 5, 2011. As March 31, 2008, the outstanding balance for the notes payable was $479 thousand, of which $190 thousand was classified as current portion of long-term debt on the consolidated balance sheet.

Restricted Cash

As of March 31, 2008, cash restricted under one of our operating leases and a government contract, in the aggregate amount of $958 thousand, is reflected as a long-term asset in the consolidated balance sheet.

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

Commitments and Contingencies

There were no material changes during the three months ended March 31, 2008 to our contractual obligations and commercial commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the three months ended March 31, 2008 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or FAS, No. 157, Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. Our adoption of this standard on January 1, 2008 was limited to financial assets and liabilities and we will be required to apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for our fiscal year beginning January 1, 2009. The initial adoption of FAS 157 did not have a material effect on our consolidated financial statements. However, we are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore have not yet determined the impact that it will have on our consolidated financial statements upon full adoption.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or FAS 159. FAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. An entity that adopts FAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We adopted FAS 159 effective January 1, 2008 and the adoption of FAS 159 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133, or FAS 161. FAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FAS No.133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We will be required to adopt FAS 161 for our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 161 on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and the investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. There has not been any significant change to the interest rate sensitivity analysis we performed as of December 31, 2007.

Foreign Currency Risk

Our business derives a substantial portion of its revenues from international operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, British pound. We record all of our US operational transactions, including cash inflows and outflows, in US dollars. We expect that international sales will continue to represent a significant portion of our revenues. The significant percentage of our revenues derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and while there is currently no material adverse impact to our financial results, future material adverse exchange rate movements would have an unfavorable translation impact on our consolidated financial results. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date. There has not been any significant change to the foreign currency sensitivity analysis we performed as of December 31, 2007.

Item 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of March 31, 2008, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of March 31, 2008 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

our belief that the actions we have taken to date have placed us in a position to successfully transition from our prior relationship with LGC to directly providing DNA testing services to police forces in the UK;

•	our expectation that the 29 remaining police forces in the UK will tender their forensic work in the 18-month period following implementation of the National Procurement Plan;

•	our expectation that our future revenues under our contract with DEFRA will be lower than those achieved during comparable periods in 2007;

•	our expectation that we will provide some DNA testing services to the police forces that we previously served under our arrangement with LGC through pilot work;

•	our expectation that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•	our anticipation that a portion of our future growth may be accomplished either by acquiring or merging with existing businesses;

•	our intention to continue to vigorously defend ourselves against plaintiff’s claims in litigation relating to our May 5, 2000 IPO;

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

•	our expectation that our disclosure controls over financial reporting will not prevent all error and all fraud;

•	our belief that the US and the UK are two of the largest existing markets for our services today; and

•	our expectation about our significant uses of liquidity.

While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause actual results to vary materially, including the risks and uncertainties discussed throughout this Quarterly Report on Form 10-Q and the cautionary information set forth under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of part II of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

As a result of the Second Circuit’s ruling, the plaintiffs and the issuers stipulated on June 22, 2007 that the Stipulation and Agreement of Settlement with Defendant Issuers and Individuals, which was originally submitted to the Court on June 10, 2004, was terminated, which resolved the motion for final approval of the class action settlement with the issuers and individual defendants. The Court entered the parties’ stipulation as an Order on June 25, 2007. As a result of these developments, the plaintiffs have filed amended complaints against the underwriters and “focus case” issuers and individuals and are attempting to certify a class action.

In response to the Amended Complaints, the underwriters and “focus case” issuers moved to dismiss the Amended Complaints. On March 26, 2008, the Court granted the motion to dismiss in part and denied the motion to dismiss in part. As a result, the Court will proceed with the Plaintiffs’ Amended Complaints against the underwriters and “focus case” issuers to determine whether class actions can be certified.

We are a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. (Enzo) v. Amersham PLC, et al. (Amersham), filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in our favor on its construction of the patents asserted against us, and the co-defendants, including us, moved for summary judgment on all claims against us in January 2007. A hearing on the defendants’ motions for summary judgment occurred on July 17-18, 2007, and the Court reserved ruling on the motions, taking them under advisement.

In other litigation brought by Enzo against another defendant under the same patents asserted against us, a Connecticut Federal Court has invalidated the patents asserted there and asserted against us in the New York case. That decision is on appeal. As a result of these developments, the defendants in the Enzo v. Amersham case requested a conference before the Court in order to determine how to proceed. Such conference was held on March 4, 2008 and the Court has not yet ruled on such determination.

Additionally, we have certain other claims against us arising from the normal course of our business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period.

Item 1A.	RISK FACTORS

Except as set forth below, there have not been any material changes to the risk factors disclosed under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

We cannot guarantee that we can regain or replace the work we previously performed under our arrangement with LGC.

We previously performed forensic testing services for several police forces in the UK through an arrangement with LGC, the successor to Forensic Alliance Ltd. The agreement with LGC was terminated effective July 15, 2007. Although we had been continuing to provide services under this arrangement through subcontract extension agreements, the latest of which expired April 30, 2008, LGC is now providing DNA services directly to several police forces in the UK that were previously serviced by us. This arrangement with LGC accounted for 21% of our total revenues for the fiscal year ended December 31, 2007. If we are unable to regain some or all of the work that we have lost under our arrangement with LGC or if we are unable to successfully implement plans to enable us to directly provide our services to UK police forces, including having in place in a timely manner the necessary personnel and infrastructure, or are unsuccessful in securing a sufficient number of agreements directly with UK police forces, our business would be materially adversely affected.

Work awarded to us in the UK may be subject to unanticipated TUPE expenses.

DNA testing work awarded to us in the UK may be subject to the hiring or compensatory obligations under the UK’s Transfer of Undertakings (Protection of Employment), or TUPE, regulations. TUPE is the UK employment legislation that governs the transfer of employment obligations from one party to another. If we are unable to properly anticipate the amount of TUPE-related expenses, we may not realize the benefits of a DNA testing contract awarded us. If we are obligated to pay a significant amount of TUPE-related expenses in connection with any award, our financial results could be adversely affected.

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

ORCHID CELLMARK INC.

Date: May 8, 2008	By:	/s/ James F. Smith
James F. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.