Form 10-Q
period 2008-06-30
ORCHID CELLMARK INC
filed 2008-08-01
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐     No   ☒

As of July 30, 2008, the registrant had 29,966,312 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,254	$20,918
Accounts receivable, net	11,297	9,516
Inventory	1,766	1,443
Prepaids and other current assets	1,890	2,151

Total current assets	32,207	34,028
Fixed assets, net	6,703	7,440
Goodwill	9,664	9,519
Other intangibles, net	8,736	9,694
Restricted cash	—	958
Other assets	502	490

Total assets	$57,812	$62,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,681	$2,027
Accrued expenses and other current liabilities	4,705	4,611
Income taxes payable	—	543
Short-term debt and current portion of long-term debt	451	428
Deferred revenue	991	964

Total current liabilities	7,828	8,573
Long-term debt	172	337
Other liabilities	299	786

Total liabilities	8,299	9,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued 30,098,019 and 30,097,394 shares at June 30, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	370,741	370,129
Accumulated other comprehensive income	3,815	3,852
Treasury stock at cost, 163,259 shares of common stock at June 30, 2008 and December 31, 2007	(1,587)	(1,587)
Accumulated deficit	(323,486)	(319,991)

Total stockholders’ equity	49,513	52,433

Total liabilities and stockholders’ equity	$57,812	$62,129

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and six months ended June 30, 2008 and 2007

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Service revenues	$15,164	$15,694	$29,559	$29,589
Other revenues	60	38	192	175

Total revenues	15,224	15,732	29,751	29,764

Operating expenses:
Cost of service revenues	10,223	10,206	20,659	19,725
Research and development	206	289	426	568
Marketing and sales	1,551	1,513	3,123	2,997
General and administrative	4,359	3,980	9,051	7,916
Amortization of intangible assets	477	445	955	890

Total operating expenses	16,816	16,433	34,214	32,096

Operating loss	(1,592)	(701)	(4,463)	(2,332)
Other income (expense):
Interest income	94	264	246	534
Interest expense	(10)	—	(23)	—
Other income (expense)	284	45	496	(18)

Total other income (expense), net	368	309	719	516

Loss before income tax expense	(1,224)	(392)	(3,744)	(1,816)
Income tax expense (benefit)	(3)	353	(249)	612

Net loss	$(1,221)	$(745)	$(3,495)	$(2,428)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.12)	$(0.08)

Shares used in computing basic and diluted net loss per share	29,935	29,322	29,935	29,321

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(3,495)	$(2,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	611	464
Loss on sale of assets	1	135
Depreciation and amortization	2,366	2,278
Bad debt expense	(30)	63
Changes in assets and liabilities:
Accounts receivable	(1,751)	(629)
Inventory	(323)	(144)
Prepaids and other assets	249	243
Accounts payable	(346)	(220)
Accrued expenses and other current liabilities	(52)	884
Income taxes payable	(543)	(281)
Deferred revenue	27	91
Other liabilities	(487)	(88)

Net cash provided by (used in) operating activities	(3,773)	368

Cash flows from investing activities:
Capital expenditures	(681)	(796)
Decrease in restricted cash	958	—
Proceeds from sales of assets	—	11

Net cash provided by (used in) investing activities	277	(785)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1	13
Repayment of debt	(142)	—
Issuance costs of common stock in private placement	—	(77)
Payments of patent obligation	—	(74)

Net cash used in financing activities	(141)	(138)

Effect of foreign currency translation on cash and cash equivalents	(27)	280

Net decrease in cash and cash equivalents	(3,664)	(275)
Cash and cash equivalents at beginning of period	20,918	24,144

Cash and cash equivalents at end of period	$17,254	$23,869

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Six months ended June 30, 2008

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2008	30,097	$30	$370,129	$3,852	$(1,587)	$(319,991)	$52,433
Net loss	—	—	—	—	—	(3,495)	(3,495)
Foreign currency translation adjustment	—	—	—	(37)	—	—	(37)

Comprehensive loss							(3,532)

Issuance of common stock from exercise of stock options	1	—	1	—	—	—	1
Stock-based compensation expense	—	—	611	—	—	—	611

Balance at June 30, 2008	30,098	$30	$370,741	$3,815	$(1,587)	$(323,486)	$49,513

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Orchid Cellmark Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US (GAAP) for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

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

(2) Net Loss per Share

Net loss per share is computed in accordance with Statement of Financial Accounting Standards (FAS) No. 128, Earnings Per Share, by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options and warrants that have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are equal.

(3) Inventory

Inventory is comprised of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$1,252	$1,303
Work in progress	512	138
Finished goods	2	2

	$1,766	$1,443

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(4) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the six months ended June 30, 2008 (in thousands):

Balance as of January 1, 2008	$9,519
Additional goodwill recorded from the acquisition of ReliaGene Technologies, Inc. (ReliaGene) (1)	146
Effect of foreign currency translation	(1)

Balance as of June 30, 2008	$9,664

(1)	Represents the change in the allocation of ReliaGene’s purchase price, which was a result of the recognition of additional facility-related restructuring liabilities.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the Company’s other intangible assets at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008			December 31, 2007
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Base technology	$6,129	$(4,387)	$1,742	$6,130	$(4,133)	$1,997
Customer list	7,055	(4,100)	2,955	7,057	(3,798)	3,259
Trademark/tradename	4,452	(2,716)	1,736	4,453	(2,531)	1,922
Patents and know-how	4,915	(2,625)	2,290	4,915	(2,417)	2,498
Non-compete agreements	20	(7)	13	20	(2)	18

Totals	$22,571	$(13,835)	$8,736	$22,575	$(12,881)	$9,694

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $747 thousand and $751 thousand as of June 30, 2008 and December 31, 2007, respectively.

(5) Fixed Assets

Fixed assets are comprised of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Laboratory equipment	$15,651	$16,096
Leasehold improvements	6,667	6,861
Computers and software	5,603	5,512
Furniture and fixtures	1,698	1,697

	29,619	30,166
Less accumulated depreciation and amortization	(22,916)	(22,726)

	$6,703	$7,440

Depreciation expense for the Company’s fixed assets for the three months ended June 30, 2008 and 2007 was $708 thousand and $700 thousand, respectively, and depreciation expense for each of the six months ended June 30, 2008 and 2007 was $1.4 million.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
VAT and other taxes	$1,206	$1,164
Employee compensation	897	1,133
Restructuring and ReliaGene acquisition related accruals	635	674
Professional fees	771	356
Current portion of guarantee obligation	370	283
Other	826	1,001

	$4,705	$4,611

In connection with the sale of assets and liabilities of the Company’s Diagnostics business to Tepnel Life Sciences, PLC (Tepnel) in 2004, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The fair value of the guarantee amounted to $370 thousand and $739 thousand, respectively, as of June 30, 2008 and December 31, 2007. The Company valued the guarantee based on the existing terms and conditions of the lease, an estimated vacancy period of the space prior to subleasing the space, and the

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

likelihood of Tepnel breaching its obligation under the assigned lease. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease totaled $1.0 million as of June 30, 2008. Based on Tepnel’s continuing performance under the sublease and a review of risks associated with the guarantee, in the first quarter of 2008, the Company revised its estimate for the Tepnel lease guarantee. As a result, the Company recorded a benefit of $184 thousand and $369 thousand for the three and six months ended June 30, 2008, respectively, included in other income (expense), net.

(7) Income Taxes

As of June 30, 2008 and December 31, 2007, the Company’s unrecognized income tax benefits amounted to zero and $175 thousand, respectively, which including an immaterial amount for accrued interest and penalties related to uncertain tax positions. During the three months ended March 31, 2008, as a result of expired statutes of limitations, the Company wrote down its unrecognized income tax benefits to zero, and recognized an income tax benefit of $175 thousand. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2006 and 2007 remain open to examination by the United Kingdom (UK) taxing authorities and the tax years 2004 to 2007 remain open to examination by the US taxing authorities. In addition, the US taxing authorities may examine the tax years from the Company’s inception in 1995 through 2004, but are barred from adjusting the tax liabilities in excess of the net operating losses generated in any of those tax years.

(8) Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to FAS 162 essentially unchanged. The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (FAS 142). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141 (revised 2007), Business Combinations and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

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

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (FAS 141(R)), which replaces FAS No. 141, Business Combinations. FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The Company’s adoption of this standard on January 1, 2008 was limited to financial assets and liabilities and the Company will be required to apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for its fiscal year beginning January 1, 2009. The initial adoption of FAS 157 did not have a material effect on the Company’s consolidated financial statements. However, the Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on its consolidated financial statements upon full adoption.

(9) Comprehensive Income/Loss

Comprehensive income/loss is comprised of net earnings and foreign currency translation adjustments. Total comprehensive loss for the three months ended June 30, 2008 and 2007 was $1.2 million and $353 thousand, respectively, and total comprehensive loss for the six months ended June 30, 2008 and 2007 was $3.5 million and $2.0 million, respectively. The difference from net loss for the three and six months ended June 30, 2008 and 2007 consists of foreign currency translation adjustments. Accumulated other comprehensive income as reflected in the consolidated balance sheets consists of cumulative foreign currency translation adjustments.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

individual defendants. The Court entered the parties’ stipulation as an Order on June 25, 2007. As a result of these developments, the plaintiffs have filed amended complaints against the underwriters and “focus case” issuers and individuals and are attempting to certify a class action.

In response to the Amended Complaints, the underwriters and “focus case” issuers moved to dismiss the Amended Complaints. On March 26, 2008, the motion to dismiss was granted in part and denied in part. As a result, the Court will proceed with the Plaintiffs’ Amended Complaints against the underwriters and “focus case” issuers to determine whether class actions can be certified.

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

(11) Related Party Transactions

During the three months ended June 30, 2008 the Company entered into a consulting agreement with L.E.K. Consulting LLP, of which Kenneth Noonan, Ph.D., a director of the Company, is a partner. The Company will pay L.E.K. fees of $150,000 in connection with their services, which are scheduled to be completed in 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our operations in the US accounted for 56% and 50% of our total revenues for the three months ended June 30, 2008 and 2007, respectively, and for 56% and 49% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. We continue to experience significant price competition in our forensics and paternity testing businesses. As a result, we are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of samples that need to be retested. In addition, we believe that our forensic and paternity laboratory testing volumes, combined with those of ReliaGene Technologies, Inc., or ReliaGene, should increase our operational efficiencies.

Our operations in the UK accounted for 44% and 50% of our total revenues for the three months ended June 30, 2008 and 2007, respectively, and for 44% and 51% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. Prior to the three months ended June 30, 2008, a significant portion of our UK revenues were derived through our agreement with LGC Ltd., or LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our prior agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC, the latest of which expired on April 30, 2008. Although we had been continuing to provide services through these temporary extension agreements, LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us. We expect to provide some DNA testing services to the police forces that we served under our LGC arrangement through pilot work, as well as some limited work through LGC. We continue to focus on providing our services directly to UK police forces and, in 2007, we were successful in winning competitive bids on forensic contracts with different UK police forces. In February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in the tender. Under the terms of the award, we will provide forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. Work under this award was ramped up in the second quarter of 2008 after the signing of contracts with each of the police forces. We believe that the actions we have taken to date have placed us in a position to successfully transition from our prior reliance on revenues derived from LGC to directly providing these services to police forces in the UK. In addition, we expect approximately 29 police forces in the UK to tender their work through the UK’s National Procurement Plan, a formalized bidding process to be implemented this year. We are currently planning our strategy for submitting bids through this plan and expect the forensics work will begin to be tendered and awarded in the fourth quarter of 2008, with work beginning in the first quarter of 2009, and extending through a 24-month period.

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

Our operating results declined for the three months ended June 30, 2008 as compared to the same period in 2007. Overall, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, total revenues decreased approximately 3%, while gross margin, as a percentage of service revenues, decreased from approximately 35% to approximately 33%. The decrease in revenues was primarily a result of decreased revenues in UK forensic, immigration and agriculture testing services and US forensic casework testing services. The decreased revenues in some of our testing services were partially offset by increased revenues in our US government paternity testing services and our testing services involving DNA profile uploads into the Federal Bureau of Investigation’s Combined DNA Index System, or CODIS, and individual state databases, which increased primarily due to the acquisition of ReliaGene. The decrease in gross margin, as a percentage of service revenue, was primarily a result of reduced sample volumes for our UK based forensic, immigration and agriculture testing services. Cost of service revenues also increased due to additional operational costs in the UK, in particular laboratory and reporting personnel associated with the advanced preparation for contracts awarded under the North West/South West and Wales regional forensic tender. For the three months ended June 30, 2008, our operating expenses, other than cost of service revenues, increased by approximately 6% as compared to the same period in 2007, primarily as a result of increased general and administrative expenses, due to professional fees, including legal expenses related to a sizable state paternity contract that was awarded to us and protested by a competitor.

Our operating results also declined for the six months ended June 30, 2008 as compared to the same period in 2007. Overall, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, total revenues were essentially flat, while gross margin, as a percentage of service revenues, decreased from approximately 33% to approximately 30%. We experienced revenue decreases in our UK forensic, immigration and agriculture testing services and our US forensic casework testing services. The decreased revenues in some of our testing services were offset by increased revenues in our US government paternity testing services and our CODIS individual state database testing services, which increased primarily due to the acquisition of ReliaGene, and our UK paternity testing services. The decrease in gross margin, as a percentage of service revenue, was primarily a result of reduced sample volumes for our UK based forensic, immigration and agriculture testing services. Cost of service revenues also increased due to additional operational costs in the UK, in particular laboratory and reporting personnel associated with the advanced preparation for the contracts awarded under the North West/South West and Wales regional forensic tender. For the six months ended June 30, 2008, our operating expenses, other than cost of service revenues, increased by approximately 10% as compared to the same period in 2007, primarily as a result of increased general and administrative expenses, due to professional fees, including legal expenses related to a sizable state paternity contract that was awarded to us and protested by a competitor.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended June 30, 2008 and 2007:

	(In thousands)			% Change
	2008	2007	$ Change
Total revenues	$15,224	$15,732	$(508)	(3)%
Cost of service revenues	10,223	10,206	17	0
Research and development	206	289	(83)	(29)
Marketing and sales	1,551	1,513	38	3
General and administrative	4,359	3,980	379	10
Amortization of intangible assets	477	445	32	7
Total other income (expense), net	368	309	59	19
Income tax expense (benefit)	(3)	353	(356)	>(100)
Net loss	(1,221)	(745)	(476)	64

Revenues

Total revenues for the three months ended June 30, 2008 of $15.2 million represented a decrease of $508 thousand, or approximately 3%, as compared to revenues of $15.7 million for the comparable period in 2007.

Our US service revenues for the three months ended June 30, 2008 of $8.5 million increased by $702 thousand, or approximately 9%, as compared to $7.8 million for the comparable period in 2007, primarily due to the impact of the acquisition of ReliaGene and increased volume in our government paternity and CODIS testing services. The increases in government paternity and CODIS revenues were partly offset by declines in revenues from our forensic casework testing services due to lower volumes.

Revenues from our UK-based testing services decreased by $1.2 million, or approximately 16%, to $6.7 million for the three months ended June 30, 2008, as compared to $7.9 million for the comparable period in 2007. Our UK-based revenues decreased due to decreased volume in forensic, immigration and agricultural testing services. In particular, for the three months ended June 30, 2008, as compared to the comparable period in 2007, our forensic revenues derived through our previous agreement with LGC decreased by approximately $2.6 million. This decrease in forensic revenue was partially offset by work awarded us as part of the North West/South West and Wales regional tender in the UK and pilot work. In addition, for the three months ended June 30, 2008, as compared to the comparable period in 2007, our UK revenues were unfavorably impacted by approximately 1%, as a result of the exchange rate movement of the British pound as compared to the US dollar.

We performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with LGC. Revenues derived through the LGC agreement accounted for approximately 4% and 21% of our total revenues and approximately 9% and 42% of our UK revenues for the three months ended June 30, 2008 and 2007, respectively. Our agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC, the latest of which expired on April 30, 2008. Although we had been continuing to provide services through these temporary extension agreements, LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us. We expect to provide some DNA testing services to the police forces that we served under our LGC arrangement through pilot work, as well as some limited work through LGC. We continue to focus on providing our services directly to UK police forces and, in 2007, we were successful in winning competitive bids on forensic contracts with different UK police forces. In February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in the tender. Under the terms of the award, we will provide forensic services, including DNA testing of database crime scene samples, forensic casework and PACE samples for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. Work under this award was ramped up in the second quarter of 2008 after the signing of contracts with each of the police forces. In addition, we expect approximately 29 police forces in the UK to tender their work through the UK’s National Procurement Plan. We are currently planning our strategy for submitting bids through this plan and expect the forensics work will begin to be tendered and awarded in the fourth quarter of 2008, with work beginning in the first quarter of 2009, and extending through a 24-month period.

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

During the three months ended June 30, 2008 and 2007, we recognized $60 thousand and $38 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $10.2 million, or approximately 67% of service revenues, for the three months ended June 30, 2008, compared to $10.2 million, or approximately 65% of service revenues, for three months ended June 30, 2007. For three months ended June 30, 2008, as compared to the comparable period in 2007, our UK cost of service revenues decreased by approximately 1% as a result of the exchange rate movement of the British pound as compared to the US dollar. The decrease in gross margin percentage from 35% in 2007 to 33% in 2008 is primarily a result of reduced sample volumes for our UK based forensic, immigration and agriculture testing services. We also recognized additional operational costs in the UK for laboratory and reporting personnel associated with the advanced preparation for the contracts we were awarded under the North West/South West and Wales regional forensic tender.

Research and Development

Research and development expenses for the three months ended June 30, 2008 and 2007 were $206 thousand and $289 thousand, respectively. The decrease in research and development expenses was primarily due to reduced personnel costs.

Marketing and Sales

Marketing and sales expenses for the three months ended June 30, 2008 and 2007 were $1.6 million and $1.5 million, respectively. The increase in marketing and sales expenses was primarily due to increased advertising costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2008 and 2007 were $4.4 million and $4.0 million, respectively. The increase in general and administrative expenses is primarily due to increased professional fees, including non-recurring legal fees related to a sizable state paternity contract that was awarded to us and protested by a competitor.

Amortization of Intangible Assets

During the three months ended June 30, 2008 and 2007, we recorded $477 thousand and $445 thousand of amortization expense, respectively.

Total Other Income (Expense), Net

Interest income for the three months ended June 30, 2008 was $94 thousand, compared to $264 thousand during the same period of the prior year, due to lower interest rates and lower average cash balances in 2008.

Interest expense for the three months ended June 30, 2008 was $10 thousand. This interest expense was related to debt assumed as result of the acquisition of ReliaGene in the fourth quarter of 2007.

Other income for the three months ended June 30, 2008 was $284 thousand, primarily consisting of non-cash gains from reductions in the fair value of certain liabilities. Other income for the three months ended June 30, 2007 was $45 thousand, primarily consisting of a non-cash gain from a reduction in the fair value of a liability.

Income Tax Expense

During the three months ended June 30, 2008 and 2007, we recorded an income tax benefit of $3 thousand and an income tax expense of $353 thousand, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the three months ended June 30, 2008, we reported a net loss of $1.2 million, which represented an increase of 64% as compared to a net loss of $745 thousand for the three months ended June 30, 2007.

The following table sets forth a comparison of the components of our net loss for the six months ended June 30, 2008 and 2007:

	(In thousands)			% Change
	2008	2007	$ Change
Total revenues	$29,751	$29,764	$(13)	0%
Cost of service revenues	20,659	19,725	934	5
Research and development	426	568	(142)	(25)
Marketing and sales	3,123	2,997	126	4
General and administrative	9,051	7,916	1,135	14
Amortization of intangible assets	955	890	65	7
Total other income (expense), net	719	516	203	39
Income tax expense (benefit)	(249)	612	(861)	>(100)
Net loss	(3,495)	(2,428)	(1,067)	44

Revenues

Total revenues for the six months ended June 30, 2008 of $29.8 million were essentially unchanged as compared to the comparable period of 2007.

Our US service revenues for the six months ended June 30, 2008 of $16.5 million increased by $2.1 million, or approximately 14%, as compared to $14.4 million for the comparable period in 2007, primarily due to the impact of the acquisition of ReliaGene and increased volume in our government paternity and CODIS testing services. The increases in government paternity and CODIS revenues were partly offset by declines in revenues from our forensic casework testing services due to lower volumes.

Revenues from our UK-based testing services decreased by $2.1 million, or approximately 14%, to $13.1 million for the six months ended June 30, 2008, as compared to $15.2 million for the comparable period in 2007. Our UK-based revenues decreased due to decreased volume in forensic, immigration and agricultural testing services. In particular, for the six months ended June 30, 2008, as compared to the comparable period in 2007, our forensic revenues declined because of decreased revenues under our expired LGC agreement. This decrease in forensic revenue was partially offset by work awarded us as part of the North West/South West and Wales regional tender in the UK and pilot work. The decreases in forensic, immigration and agricultural revenues were partly offset by increased paternity revenues. For the six months ended June 30, 2008, as compared to the comparable period in 2007, our UK revenues were not impacted as a result of the exchange rate movement of the British pound as compared to the US dollar.

We performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with LGC. Revenues derived through the LGC agreement accounted for approximately 9% and 22% of our total revenues and approximately 20% and 44% of our UK revenues for the six months ended June 30, 2008 and 2007, respectively. Our agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC, the latest of which expired on April 30, 2008. Although we had been continuing to provide services through these temporary extension agreements, LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us. We expect to provide some DNA testing services to the police forces that we served under our LGC arrangement through pilot work, as well as some limited work through LGC. We continue to focus on providing our services directly to UK police forces and, in 2007, we were successful in winning competitive bids on forensic contracts with different UK police forces. In February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in the tender. Under the terms of the award, we will provide forensic services, including DNA testing of database crime scene samples, forensic casework and PACE samples for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. Work under this award was ramped up in the second quarter of 2008 after the signing of contracts with each of the police forces. In addition, we expect approximately 29 police forces in the UK to tender their work through the UK’s National Procurement Plan. We are currently planning our strategy for submitting bids through this plan and expect the forensics work will begin to be tendered and awarded in the fourth quarter of 2008, with work beginning in the first quarter of 2009, and extending through a 24-month period.

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

During the six months ended June 30, 2008 and 2007, we recognized $192 thousand and $175 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $20.7 million, or approximately 70% of service revenues, for the six months ended June 30, 2008, compared to $19.7 million, or approximately 67% of service revenues, for six months ended June 30, 2007. Cost of service revenues increased due to additional operational costs in the UK, in particular laboratory and reporting personnel, associated with the advanced preparation for the recently awarded contracts under the North West/South West and Wales regional forensic tender. Cost of service revenue also increased due to additional laboratory supplies used in ReliaGene testing services. For six months ended June 30, 2008, as compared to the comparable period in 2007, our UK cost of service revenues were not impacted as a result of the exchange rate movement of the British pound as compared to the US dollar. The decrease in gross margin percentage from 33% in 2007 to 30% in 2008 is primarily a result of reduced sample volumes for our UK based forensic, immigration and agriculture testing services.

Research and Development

Research and development expenses for the six months ended June 30, 2008 and 2007 were $426 thousand and $568 thousand, respectively. The decrease in research and development expenses was primarily due to reduced personnel costs and laboratory supplies.

Marketing and Sales

Marketing and sales expenses for the six months ended June 30, 2008 and 2007 were $3.1 million and $3.0 million, respectively. The increase in marketing and sales expenses was primarily due to increased advertising costs.

General and Administrative

General and administrative expenses for the six months ended June 30, 2008 and 2007 were $9.1 million and $7.9 million, respectively. The increase in general and administrative expenses is primarily due to increased professional fees, including non-recurring legal fees related to a sizable state paternity contract that was awarded to us and protested by a competitor.

Amortization of Intangible Assets

During the six months ended June 30, 2008 and 2007, we recorded $955 thousand and $890 thousand of amortization expense, respectively.

Total Other Income (Expense), Net

Interest income for the six months ended June 30, 2008 was $246 thousand, compared to $534 thousand during the same period of the prior year, due to lower interest rates and lower average cash balances in 2008.

Interest expense for the six months ended June 30, 2008 was $23 thousand. This interest expense was related to debt assumed as result of the acquisition of ReliaGene in the fourth quarter of 2007.

Other income for the six months ended June 30, 2008 was $496 thousand, primarily consisting of non-cash gains from reductions in the fair value of certain liabilities. Other expense for six months ended June 30, 2007 was $18 thousand, primarily consisting of a non-cash loss from a net increase in the fair value of a certain liabilities.

Income Tax Expense

During the six months ended June 30, 2008, we recorded an income tax benefit of $249 thousand, primarily as a result a write down in our unrecognized income tax benefits and corresponding recognition of an income tax benefit of $175 thousand. During the six months ended June 30, 2007, we recorded an income tax expense of $612 thousand primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the six months ended June 30, 2008, we reported a net loss of $3.5 million, which represented an increase of 44% as compared to a net loss of $2.4 thousand for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had $17.3 million in cash and cash equivalents, as compared to $20.9 million as of December 31, 2007. Working capital decreased to $24.4 million at June 30, 2008 from $25.5 million at December 31, 2007. This decrease in working capital was primarily a result of the net loss for the six months ended June 30, 2008. As of June 30, 2008, we had $190 thousand in short-term debt obligations and $433 thousand in long-term debt obligations, of which $261 thousand was classified as a current liability in the consolidated balance sheet.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the six months ended June 30, 2008 and 2007:

	(In thousands)			% Change
	2008	2007	$ Change
Cash (used in) provided by:
Operating activities	$(3,773)	$368	$(4,141)	>(100)%
Investing activities	277	(785)	1,062	>(100)
Financing activities	(141)	(138)	(3)	2

Primarily as a result of a larger net loss, in contrast to the six months ended June 30, 2007, during the six months ended June 30, 2008, we increased our use of cash which resulted in our lower cash position. Net cash used in operations for the six months ended June 30, 2008 was $3.8 million compared with net cash provided by operations of $368 thousand for the comparable period in the prior year. The decrease in operating cash flows was mainly a result of an increased net loss and an increase in our accounts receivable for the six months ended June 30, 2008 as compared to the comparable period in 2007. Investing activities during the six months ended June 30, 2008 consisted of $958 thousand of restricted cash that was released to us, partly offset by $681 thousand in capital expenditures, while investing activities for the comparable period in the prior year primarily consisted of $796 thousand in capital expenditures. Financing activities during the six months ended June 30, 2008 primarily consisted of repayments of debt obligations, while financing activities for the comparable period in the prior year primarily consisted of issuance costs related to a private placement of common stock and a payment of a patent obligation.

ReliaGene Debt

As part of the acquisition of ReliaGene on October 31, 2007, we assumed $948 thousand in debt comprised of a line of credit and various notes payable with outstanding balances of $260 thousand and $688 thousand, respectively. The line of credit has a maximum credit limit of $750 thousand secured by ReliaGene accounts receivable and equipment, a maturity date of December 31, 2009, an interest rate of 6% and a June 30, 2008 outstanding balance of $190 thousand, classified as short-term debt on the consolidated balance sheet. The notes payable, which are secured by ReliaGene’s equipment, have interest rates ranging from 6.75% to 8.50% and maturity dates ranging from June 30, 2009 through September 5, 2011. As June 30, 2008, the outstanding balance for the notes payable was $433 thousand, of which $261 thousand was classified as current portion of long-term debt on the consolidated balance sheet.

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

Commitments and Contingencies

There were no material changes during the six months ended June 30, 2008 to our contractual obligations and commercial commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the six months ended June 30, 2008 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or FAS, No. 162, The Hierarchy of Generally Accepted Accounting Principles, or FAS 162. FAS 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to FAS 162 essentially unchanged. FAS 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets, or FAS 142. FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141 (revised 2007), Business Combinations and other generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to our intangible assets acquired after the effective date.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133, or FAS 161. FAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FAS No.133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We will be required to adopt FAS 161 for its fiscal year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 161 on its consolidated financial statements.

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

(a) Disclosure Controls and Procedures. As of June 30, 2008, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of June 30, 2008 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

our belief that the actions we have taken to date have placed us in a position to successfully transition from our prior reliance on revenues derived from LGC to directly providing DNA testing services to police forces in the UK;

•

our expectation that the 29 remaining police forces in the UK will begin to tender and award their forensic work in the fourth quarter of 2008, with work beginning in the first quarter of 2009, and extending through a 24-month period following implementation of the National Procurement Plan;

•	our expectation that our future revenues under our contract with DEFRA will be lower than those achieved during comparable periods in 2007;

•

our expectation that we will provide some DNA testing services to the police forces that we previously served under our arrangement with LGC through pilot work, as well as some limited work through LGC;

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

•	our expectation that our disclosure controls over financial reporting will not prevent all error and all fraud;

•	our belief that that the US and the UK are two of the largest existing markets for our services today; and

•	our expectation about our significant uses of liquidity.

While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause actual results to vary materially, including the risks and uncertainties discussed throughout this Quarterly Report on Form 10-Q and the cautionary information set forth under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, Item 1A of part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and Item 1A of part II of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

In response to the Amended Complaints, the underwriters and “focus case” issuers moved to dismiss the Amended Complaints. On March 26, 2008, the motion to dismiss was granted in part and denied in part. As a result, the Court will proceed with the Plaintiffs’ Amended Complaints against the underwriters and “focus case” issuers to determine whether class actions can be certified.

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

Except as set forth below, there have not been any material changes to the risk factors disclosed under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

We cannot guarantee that we can replace the work we previously performed under our arrangement with LGC.

We previously performed forensic testing services for several police forces in the UK through an arrangement with LGC, the successor to Forensic Alliance Ltd. The agreement with LGC was terminated effective July 15, 2007. Although we had been continuing to provide services under this arrangement through subcontract extension agreements, the latest of which expired April 30, 2008, LGC is now providing DNA services directly to several police forces in the

UK that were previously serviced by us. This arrangement with LGC accounted for 21% of our total revenues for the fiscal year ended December 31, 2007 and 9% of our total revenues for the six months ended June 30, 2008. If we are unable to replace the work that we have lost under our arrangement with LGC or if we are unable to successfully implement plans to enable us to directly provide our services to UK police forces, including having in place in a timely manner the necessary personnel and infrastructure, or are unsuccessful in securing a sufficient number of agreements directly with UK police forces, our business would be materially adversely affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders on June 5, 2008, our stockholders: (i) elected Thomas A Bologna as a Class II Director to serve a three-year term expiring in 2011; and (ii) ratified the appointment of Grant Thornton LLP as our independent register public accounting firm for the fiscal year ended December 31, 2008.

The following table sets forth information regarding the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the Nasdaq Stock Market, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers (broker non-votes). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders meeting. The election of directors was decided by plurality of the votes cast and withholding authority to vote for the nominee for director and abstentions had no effect on the outcome of the vote. The proposal to ratify the appointment of Grant Thornton LLP as our independent register public accounting firm for the fiscal year ended December 31, 2008 required the affirmative vote of a majority of votes cast in person or by proxy at the annual meeting. Abstentions with respect to these proposals had no effect on the outcome of the vote.

Proposals:	For	Against or Withheld	Abstentions
(i) Election of directors
Thomas A. Bologna	16,133,034	4,696,991	Not Applicable
(ii) Proposal to a ratify the appointment of Grant Thornton LLP as the Company’s independent register public accounting firm for the fiscal year ended December 31, 2008.	20,600,323	207,634	22,068

Thomas A. Bologna will serve as a Class II director until 2011. In addition to Mr. Bologna, the following directors continue to serve on the board of directors: James Beery, Sidney M. Hecht, Kenneth D. Noonan, George H. Poste and Nicole S. Williams.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Employment Agreement dated as of May 13, 2008 between the Registrant and Jeffrey S. Boschwitz

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID CELLMARK INC.

Date: August 1, 2008	By:	/s/ James F. Smith
James F. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

Exhibit Number	Description

10.1	Employment Agreement dated as of May 13, 2008 between the Registrant and Jeffrey S. Boschwitz

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002