Form 10-Q
period 2008-09-30
ORCHID CELLMARK INC
filed 2008-10-30
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2008, the registrant had 29,966,562 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,857	$20,918
Accounts receivable, net	11,319	9,516
Inventory	1,497	1,443
Prepaids and other current assets	2,041	2,151

Total current assets	30,714	34,028
Fixed assets, net	6,399	7,440
Goodwill	9,558	9,519
Other intangibles, net	8,185	9,694
Restricted cash	—	958
Other assets	487	490

Total assets	$55,343	$62,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,668	$2,027
Accrued expenses and other current liabilities	4,297	4,611
Income taxes payable	—	543
Short-term debt and current portion of long-term debt	385	428
Deferred revenue	852	964

Total current liabilities	8,202	8,573
Long-term debt	—	337
Other liabilities	284	786

Total liabilities	8,486	9,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued 30,098,019 and 30,097,394 shares at September 30, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	371,071	370,129
Accumulated other comprehensive income	2,288	3,852
Treasury stock at cost, 163,259 shares of common stock at September 30, 2008 and December 31, 2007	(1,587)	(1,587)
Accumulated deficit	(324,945)	(319,991)

Total stockholders’ equity	46,857	52,433

Total liabilities and stockholders’ equity	$55,343	$62,129

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and nine months ended September 30, 2008 and 2007

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Service revenues	$14,845	$15,511	$44,404	$45,100
Other revenues	27	47	219	222

Total revenues	14,872	15,558	44,623	45,322

Operating expenses:
Cost of service revenues	10,500	10,054	31,159	29,779
Research and development	228	264	654	832
Marketing and sales	1,536	1,503	4,659	4,500
General and administrative	3,588	3,831	12,639	11,747
Restructuring	—	(75)	—	(75)
Amortization of intangible assets	475	447	1,429	1,337

Total operating expenses	16,327	16,024	50,540	48,120

Operating loss	(1,455)	(466)	(5,917)	(2,798)
Other income (expense):
Interest income	79	277	324	811
Interest expense	(8)	—	(31)	—
Other income	57	24	553	6

Total other income, net	128	301	846	817

Loss before income tax expense	(1,327)	(165)	(5,071)	(1,981)
Income tax expense (benefit)	132	542	(117)	1,154

Net loss	$(1,459)	$(707)	$(4,954)	$(3,135)

Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.17)	$(0.11)

Shares used in computing basic and diluted net loss per share	29,935	29,327	29,935	29,323

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(4,954)	$(3,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	941	707
Loss on sale of assets	1	136
Depreciation and amortization	3,450	3,450
Bad debt expense	(74)	40
Changes in assets and liabilities:
Accounts receivable	(2,084)	535
Inventory	(54)	(471)
Prepaids and other assets	113	(423)
Accounts payable	642	(199)
Accrued expenses and other current liabilities	(366)	771
Income taxes payable	(543)	(255)
Deferred revenue	(112)	82
Other liabilities	(502)	(126)

Net cash (used in) provided by operating activities	(3,542)	1,112

Cash flows from investing activities:
Capital expenditures	(1,387)	(1,093)
Decrease in restricted cash	958	—
Proceeds from sales of assets	—	11

Net cash used in investing activities	(429)	(1,082)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1	16
Repayment of debt	(380)	—
Issuance costs of common stock in private placement	—	(77)
Payments of patent obligation	—	(149)

Net cash used in financing activities	(379)	(210)

Effect of foreign currency translation on cash and cash equivalents	(711)	555

Net (decrease) increase in cash and cash equivalents	(5,061)	375
Cash and cash equivalents at beginning of period	20,918	24,144

Cash and cash equivalents at end of period	$15,857	$24,519

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Nine months ended September 30, 2008

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2008	30,097	$30	$370,129	$3,852	$(1,587)	$(319,991)	$52,433
Net loss	—	—	—	—	—	(4,954)	(4,954)
Foreign currency translation adjustment	—	—	—	(1,564)	—	—	(1,564)

Comprehensive loss							(6,518)

Issuance of common stock from exercise of stock options	1	—	1	—	—	—	1
Stock-based compensation expense	—	—	941	—	—	—	941

Balance at September 30, 2008	30,098	$30	$371,071	$2,288	$(1,587)	$(324,945)	$46,857

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

(3) Inventory

Inventory is comprised of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$1,100	$1,303
Work in progress	393	138
Finished goods	4	2

	$1,497	$1,443

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(4) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the nine months ended September 30, 2008 (in thousands):

Balance as of January 1, 2008	$9,519
Additional goodwill recorded from the acquisition of ReliaGene Technologies, Inc. (ReliaGene) (1)	146
Effect of foreign currency translation	(107)

Balance as of September 30, 2008	$9,558

(1)	Represents the change in the allocation of ReliaGene’s purchase price, which was a result of the recognition of additional facility-related restructuring liabilities.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the Company’s other intangible assets at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008			December 31, 2007
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Customer list	$6,953	$(4,181)	$2,772	$7,057	$(3,798)	$3,259
Base technology	6,080	(4,474)	1,606	6,130	(4,133)	1,997
Patents and know-how	4,908	(2,725)	2,183	4,915	(2,417)	2,498
Trademark/tradename	4,368	(2,755)	1,613	4,453	(2,531)	1,922
Non-compete agreements	20	(9)	11	20	(2)	18

Totals	$22,329	$(14,144)	$8,185	$22,575	$(12,881)	$9,694

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $506 thousand and $751 thousand as of September 30, 2008 and December 31, 2007, respectively.

(5) Fixed Assets

Fixed assets are comprised of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Laboratory equipment	$14,938	$16,096
Leasehold improvements	6,328	6,861
Computers and software	5,906	5,512
Furniture and fixtures	1,621	1,697

	28,793	30,166
Less accumulated depreciation and amortization	(22,394)	(22,726)

	$6,399	$7,440

Depreciation expense for the Company’s fixed assets for the three months ended September 30, 2008 and 2007 was $610 thousand and $725 thousand, respectively, and depreciation expense for the nine months ended September 30, 2008 and 2007 was $2.0 million and $2.1 million, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
VAT and other taxes	$1,215	$1,164
Employee compensation	1,064	1,133
Professional fees	625	356
Restructuring and ReliaGene acquisition related accruals	239	674
Current portion of guarantee obligation	185	283
Royalty related claim	415	—
Other	554	1,001

	$4,297	$4,611

In connection with the sale of assets and liabilities of the Company’s Diagnostics business to Tepnel Life Sciences, PLC (Tepnel) in 2004, the Company was required to sign an unconditional guarantee related to the lease for the Stamford, Connecticut based laboratory, which was assigned to Tepnel. The fair value of the guarantee amounted to $185 thousand and $739 thousand, respectively, as of September 30, 2008 and December 31, 2007. The Company valued the guarantee based on

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the existing terms and conditions of the lease, an estimated vacancy period of the space prior to subleasing the space, and the likelihood of Tepnel breaching its obligation under the assigned lease. The lease terminates in April of 2010. Minimum remaining rents under the assigned lease totaled $897 thousand as of September 30, 2008. Based on Tepnel’s continuing performance under the sublease and a review of risks associated with the guarantee, in 2008, the Company revised its estimate for the Tepnel lease guarantee. As a result, the Company recorded a benefit of $185 thousand and $554 thousand for the three and nine months ended September 30, 2008, respectively, included in other income, net.

(7) Income Taxes

As of September 30, 2008 and December 31, 2007, the Company’s unrecognized income tax benefits amounted to zero and $175 thousand, respectively, which included an immaterial amount for accrued interest and penalties related to uncertain tax positions. During the three months ended March 31, 2008, as a result of expired statutes of limitations, the Company wrote down its unrecognized income tax benefits to zero, and recognized an income tax benefit of $175 thousand. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2006 and 2007 remain open to examination by the United Kingdom (UK) taxing authorities and the tax years 2004 to 2007 remain open to examination by the US taxing authorities. In addition, the US taxing authorities may examine the tax years from the Company’s inception in 1995 through 2004, but are barred from adjusting the tax liabilities in excess of the net operating losses generated in any of those tax years.

(8) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The Company’s adoption of this standard on January 1, 2008 was limited to financial assets and liabilities and the Company will be required to apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for its fiscal year beginning January 1, 2009. The initial adoption of FAS 157 did not have a material effect on the Company’s consolidated financial statements. However, the Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on its consolidated financial statements upon full adoption.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133 (FAS 161). FAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FAS No.133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company will be required to adopt FAS 161 for its fiscal year beginning January 1, 2009. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (FAS 142). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 supersedes the existing hierarchy contained in the US auditing standards. The existing hierarchy was carried over to FAS 162 essentially unchanged. FAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practices in any area.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) Issue No 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2008, the FASB issued FSP 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

(9) Comprehensive Income/Loss

Comprehensive income/loss is comprised of net earnings/loss and foreign currency translation adjustments. Total comprehensive loss for the three months ended September 30, 2008 and 2007 was $3.0 million and $290 thousand, respectively, and total comprehensive loss for the nine months ended September 30, 2008 and 2007 was $6.5 million and $2.3 million, respectively. The difference from net loss for the three and nine months ended September 30, 2008 and 2007

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

consists of foreign currency translation adjustments. Accumulated other comprehensive income as reflected in the consolidated balance sheets consists of cumulative foreign currency translation adjustments.

(10) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of its former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering (IPO), the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. The Company believes that the allegations are without merit and has, and intends to continue to, vigorously defend itself against plaintiffs’ claims. In this regard, on or about July 15, 2002, the Company filed a motion to dismiss all of the claims against it and its former officers. On October 9, 2002, the Court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the Court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including the Company, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance, and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took motion for final approval under advisement.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In December 2002, the Company executed an asset purchase agreement with an acquiring party, pursuant to which the Company sold such acquiring party certain assets related to the Company’s SNPs and SNPstream business. Included in the assets sold was a license agreement between the Company and a licensee, including the royalties due under such license. Since December 2002, the licensee continued to send royalty payments of approximately $80 thousand per year under the license to the Company. Such royalty payments are in the aggregate amount of $415 thousand, including $29 thousand received during the three months ended September 30, 2008 but not recorded as revenue. In the third quarter of 2008, the acquiring party demanded that the Company pay the royalties received under the license with the licensee and that the Company direct the licensee to send all future royalty payments and royalty reports to the acquiring party. The Company gave such directions to the licensee on October 16, 2008. For the three months ended September 30, 2008, the Company has recorded an expense of $386 thousand to reflect the royalties previously recorded by the Company as revenue, included in other income, net.

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

(11) Related Party Transactions

During the three months ended June 30, 2008 the Company entered into a consulting agreement with L.E.K. Consulting LLP, of which Kenneth Noonan, Ph.D., a director of the Company, is a partner. The Company paid L.E.K. fees of $150,000 in connection with their services, which were completed during the three months ended September 30, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our operations in the US accounted for 52% and 48% of our total revenues for the three months ended September 30, 2008 and 2007, respectively, and for 55% and 49% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. We continue to experience significant price competition in our forensics and paternity testing businesses. As a result, we are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of samples that need to be retested. In addition, we believe that our forensic and paternity laboratory testing volumes, combined with the business that we acquired as part of the acquisition of ReliaGene Technologies, Inc., or ReliaGene, have increased our operational efficiencies.

Our operations in the UK accounted for 48% and 52% of our total revenues for the three months ended September 30, 2008 and 2007, respectively, and for 45% and 51% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. Prior to April 30, 2008, a significant portion of our UK revenues were derived through our agreement with LGC Ltd., or LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our prior agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC, the latest of which expired on April 30, 2008. LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us on a subcontract basis. We continue to provide some DNA testing services to police forces through LGC on a limited basis. We also continue to focus on providing our services directly to UK police forces. In 2007, we were successful in winning competitive bids on forensic contracts with different UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in the tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. We began to ramp up for this new work prior to the second quarter of 2008. We believe that the actions we have taken to date have placed us in a position to successfully transition from our prior reliance on revenues derived from LGC to directly providing these services to police forces in the UK. In addition, we expect approximately 29 police forces in the UK to tender their work through the UK’s National Procurement Plan, a formalized bidding process to be implemented this year. We are currently planning our strategy for submitting bids through this plan and believe the forensics work will begin to be tendered in the fourth quarter of 2008, with awards and work beginning in the first quarter of 2009, and extending through a 24-month period.

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

Our operating results declined for the three months ended September 30, 2008 as compared to the same period in 2007. Overall, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, total revenues decreased by approximately 4%, while gross margin, as a percentage of service revenues, decreased from approximately 35% to approximately 29%. The decrease in revenues was primarily a result of decreased revenues in UK, due to the unfavorable impact of the exchange rate movement of the British pound as compared to the US dollar and lower volumes in our UK agricultural testing services. In addition, our revenues decreased in US forensic casework testing services and testing services involving DNA profile uploads into the Federal Bureau of Investigation’s Combined DNA Index System, or CODIS, and individual state databases. The decreased revenues in some of our testing services were partially offset by increased revenues in our US government paternity testing services, which increased primarily due to the acquisition of ReliaGene. The decrease in gross margin, as a percentage of service revenue, was the result of the adverse impact of lower margin forensics revenues replacing the DNA testing volumes related to the loss of former LGC business and the buildup of casework management capabilities in the UK to service the business we won under the North West/South West and Wales regional forensics services tender and reduced sample volumes for our UK based agricultural testing services. A decrease in average selling price per sample in our US forensic casework and CODIS testing services also negatively impacted the gross margin. For the three months ended September 30, 2008, our operating expenses, other than cost of service revenues, decreased by approximately 2% as compared to the same period in 2007, primarily as a result of decreased general and administrative expenses, including decreases in consulting, legal, relocation and recruiting expenses.

Our operating results also declined for the nine months ended September 30, 2008 as compared to the same period in 2007. Overall, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, total revenues decreased by approximately 2%, while gross margin, as a percentage of service revenues, decreased from approximately 34% to approximately 30%. We experienced revenue decreases in our UK forensic, agricultural and immigration testing services and our US forensic casework and private paternity testing services. The decreased revenues in some of our testing services were partially offset by increased revenues in our US government paternity testing services and our CODIS testing services, which increased primarily due to the acquisition of ReliaGene, and our UK paternity testing services. The decrease in gross margin, as a percentage of service revenue, was the result of the adverse impact of lower margin forensics revenues replacing the DNA testing volumes related to the loss of former LGC business and the buildup of casework management capabilities in the UK to service the business we won under the North West/South West and Wales regional forensics services tender and reduced sample volumes for our UK based forensic, agricultural and immigration testing services. A decrease in average selling price per sample in our US forensic casework and CODIS testing services also negatively impacted the gross margin. For the nine months ended September 30, 2008, our operating expenses, other than cost of service revenues, increased by approximately 6% as compared to the same period in 2007, primarily as a result of increased general and administrative expenses, in particular increased professional fees, including non-recurring legal expenses related to a sizable state paternity contract that was awarded to us and protested by a competitor.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended September 30, 2008 and 2007:

	(In thousands)			% Change
	2008	2007	$ Change
Total revenues	$14,872	$15,558	$(686)	(4)%
Cost of service revenues	10,500	10,054	446	4
Research and development	228	264	(36)	(14)
Marketing and sales	1,536	1,503	33	2
General and administrative	3,588	3,831	(243)	(6)
Restructuring	—	(75)	75	(100)
Amortization of intangible assets	475	447	28	6
Total other income, net	128	301	(173)	(57)
Income tax expense	132	542	(410)	(76)
Net loss	(1,459)	(707)	(752)	>100

Revenues

Total revenues for the three months ended September 30, 2008 of $14.9 million represented a decrease of $686 thousand, or approximately 4%, as compared to revenues of $15.6 million for the comparable period in 2007.

Our US service revenues for the three months ended September 30, 2008 of $7.6 million increased by $272 thousand, or approximately 4%, as compared to $7.4 million for the comparable period in 2007, primarily due to the impact of the acquisition of ReliaGene and increased volume in our government paternity testing services. The increase in government paternity revenue was partly offset by declines in revenues from our forensic casework and CODIS testing services due to lower average selling price per sample as a result of significant price competition.

Revenues from our UK-based testing services decreased by $938 thousand, or approximately 12%, to $7.2 million for the three months ended September 30, 2008, as compared to $8.1 million for the comparable period in 2007. For the three months ended September 30, 2008, as compared to the comparable period in 2007, our UK revenues were unfavorably impacted approximately 6%, as a result of the exchange rate movement of the British pound as compared to the US dollar. Our UK-based revenues also decreased due to decreased volume in our agricultural testing services. In addition, for the three months ended September 30, 2008, as compared to the comparable period in 2007, our forensic revenues derived through our previous agreement with LGC decreased by approximately $2.6 million. On a local currency basis, this decrease in forensic revenue was essentially offset by work awarded us as part of the North West/South West and Wales regional tender in the UK, other customers and pilot work.

Prior to the three months ended September 30, 2008 we performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with LGC. We continue to provide some DNA testing services to police forces through LGC on a limited basis. Revenues derived through the LGC agreement accounted for approximately 21% of our total revenues and approximately 40% of our UK revenues for the three months ended September 30, 2007. Our agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC, the latest of which expired on April 30, 2008. LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us on a subcontract basis. We continue to focus on providing our services directly to UK police forces. In 2007, we were successful in winning competitive bids on forensic contracts with different UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in the tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and PACE samples for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. We began to ramp up for this new work prior to the second quarter of 2008. In addition, we expect approximately 29 police forces in the UK to tender their work through the UK’s National Procurement Plan. We are currently planning our strategy for submitting bids through this plan and believe the forensics work will begin to be tendered in the fourth quarter of 2008, with awards and work beginning in the first quarter of 2009, and extending through a 24-month period.

Under the terms of our agreement with the UK’s Department for Environment, Food and Rural Affairs, or DEFRA, we provide genotyping services offered to sheep farmers under the UK government’s National Scrapie Plan, or NSP, which is designed to help British farmers breed sheep with reduced genetic susceptibility to the disease. Our agreement with DEFRA expires in December 2008 and it is uncertain that such testing will continue or that we will be awarded the contract for such testing. Therefore we expect our future agricultural testing services revenues will not be significant to our operating results.

During the three months ended September 30, 2008 and 2007, we recognized $27 thousand and $47 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $10.5 million, or approximately 70% of service revenues, for the three months ended September 30, 2008, compared to $10.1 million, or approximately 65% of service revenues, for three months ended September 30, 2007. Cost of service revenues increased due to additional operational costs in the UK, in particular laboratory and reporting personnel, associated with the ramp-up for work under the contracts we were awarded under the North West/South West and Wales regional forensic tender. For three months ended September 30, 2008, as compared to the comparable period in 2007, our UK cost of service revenues decreased by approximately 6% as a result of the exchange rate movement of the British pound as compared to the US dollar. The decrease in gross margin percentage from 35% in 2007 to 30% in 2008 is due to the adverse impact of lower margin forensics revenues replacing the DNA testing volumes related to the loss of former LGC business and the buildup of casework management capabilities in the UK to service the business we won under the North West/South West and Wales regional forensics services tender and reduced sample volumes for our UK based agricultural testing services. A decrease in average selling price per sample in our US forensic casework and CODIS testing services as a result of significant price competition also negatively impacted the gross margin.

Research and Development

Research and development expenses for the three months ended September 30, 2008 and 2007 were $228 thousand and $264 thousand, respectively. The decrease in research and development expenses was primarily due to reduced personnel costs.

Marketing and Sales

Marketing and sales expenses for each of the three months ended September 30, 2008 and 2007 were $1.5 million. The slight increase in marketing and sales expenses was primarily due to increased web-related advertising costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2008 and 2007 were $3.6 million and $3.8 million, respectively. The decrease in general and administrative expenses is primarily due to decreases in consulting, legal, relocation and recruiting expenses.

Restructuring

We recorded a restructuring benefit of $75 thousand for the three months ended September 30, 2007 as a result of favorable settlement of an employee obligation.

Amortization of Intangible Assets

During the three months ended September 30, 2008 and 2007, we recorded $475 thousand and $447 thousand of amortization expense, respectively.

Total Other Income (Expense), Net

Interest income for the three months ended September 30, 2008 was $79 thousand, compared to $277 thousand during the same period of the prior year, due to lower interest rates and lower average cash balances in 2008.

Interest expense for the three months ended September 30, 2008 was $8 thousand. This interest expense was related to debt assumed as result of the acquisition of ReliaGene in the fourth quarter of 2007.

Other income for the three months ended September 30, 2008 was $57 thousand, primarily consisting of a net non-cash gain from changes in the fair value of certain liabilities, including a gain of $185 thousand related to a change in estimate of a fair value of a lease guarantee and a loss of $386 thousand related to a liability for royalty payments. Other income for the three months ended September 30, 2007 was $24 thousand, primarily consisting of a non-cash gain from a reduction in the fair value of a lease guarantee liability.

Income Tax Expense

During the three months ended September 30, 2008 and 2007, we recorded an income tax expense of $132 thousand and $542 thousand, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the three months ended September 30, 2008, we reported a net loss of $1.5 million, which represented an increase of 106% as compared to a net loss of $707 thousand for the three months ended September 30, 2007.

The following table sets forth a comparison of the components of our net loss for the nine months ended September 30, 2008 and 2007:

	(In thousands)			% Change
	2008	2007	$ Change
Total revenues	$44,623	$45,322	$(699)	(2)%
Cost of service revenues	31,159	29,779	1,380	5
Research and development	654	832	(178)	(21)
Marketing and sales	4,659	4,500	159	4
General and administrative	12,639	11,747	892	8
Restructuring	—	(75)	75	(100)
Amortization of intangible assets	1,429	1,337	92	7
Total other income, net	846	817	29	4
Income tax expense (benefit)	(117)	1,154	(1,271)	>(100)
Net loss	(4,954)	(3,135)	(1,819)	58

Revenues

Total revenues for the nine months ended September 30, 2008 of $44.6 million represented a decrease of $699 thousand, or approximately 2%, as compared to revenues of $45.3 million for the comparable period in 2007.

Our US service revenues for the nine months ended September 30, 2008 of $24.1 million increased by $2.4 million, or approximately 11%, as compared to $21.8 million for the comparable period in 2007, primarily due to the impact of the acquisition of ReliaGene and increased volume in our government paternity and CODIS testing services. The increases in government paternity and CODIS revenues were partly offset by declines in revenues from our forensic casework testing services due to lower average selling price per sample as a result of significant price competition and from our private paternity testing services due to lower volume.

Revenues from our UK-based testing services decreased by $3.1 million, or approximately 13%, to $20.3 million for the nine months ended September 30, 2008, as compared to $23.3 million for the comparable period in 2007. Our UK-based revenues decreased due to decreased volume in forensic, agricultural and immigration testing services. In particular, for the nine months ended September 30, 2008, as compared to the comparable period in 2007, our forensic revenues declined because of decreased revenues under our expired LGC agreement. This decrease in forensic revenue was partially offset by work awarded us as part of the North West/South West and Wales regional tender in the UK and pilot work. The decreases in forensic, agricultural and immigration revenues were partly offset by increased paternity revenues. For the nine months ended September 30, 2008, as compared to the comparable period in 2007, our UK revenues were unfavorably impacted approximately 2%, as a result of the exchange rate movement of the British pound as compared to the US dollar.

We performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with LGC. Revenues derived through the LGC agreement accounted for approximately 7% and 22% of our total revenues and approximately 15% and 43% of our UK revenues for the nine months ended September 30, 2008 and 2007, respectively. Our agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC, the latest of which expired on April 30, 2008. LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us on a subcontract basis. We continue to provide some DNA testing services to police forces through LGC on a limited basis. We also continue to focus on providing our services directly to UK police forces. In 2007, we were successful in winning competitive bids on forensic contracts with different UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in the tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and PACE samples for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. We began to ramp up for this new work prior to the second quarter of 2008. In addition, we expect approximately 29 police forces in the UK to tender their work through the UK’s National Procurement Plan. We are currently planning our strategy for submitting bids through this plan and believe the forensics work will begin to be tendered in the fourth quarter of 2008, with awards and work beginning in the first quarter of 2009, and extending through a 24-month period.

Under the terms of our agreement with DEFRA, we provide genotyping services offered to sheep farmers under the UK government’s NSP, which is designed to help British farmers breed sheep with reduced genetic susceptibility to the disease. Our agreement with DEFRA expires in December 2008 and it is uncertain that such testing will continue or that we will be awarded the contract for such testing. Therefore we expect our future agricultural testing services revenues will not be significant to our operating results.

During the nine months ended September 30, 2008 and 2007, we recognized $219 thousand and $222 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $31.2 million, or approximately 70% of service revenues, for the nine months ended September 30, 2008, compared to $29.8 million, or approximately 66% of service revenues, for nine months ended September 30, 2007. Cost of service revenues increased due to additional operational costs in the UK, in particular laboratory and reporting personnel, associated with the ramp-up for work under the contracts we were awarded under the North West/South West and Wales regional forensic tender. Cost of service revenue also increased due to additional laboratory supplies used in ReliaGene testing services. For nine months ended September 30, 2008, as compared to the comparable period in 2007, our UK cost of service revenues decreased by approximately 2%, as a result of the exchange rate movement of the British pound as compared to the US dollar. The decrease in gross margin percentage from 34% in 2007 to 30% in 2008 is the result of the adverse impact of lower margin forensics revenues replacing the DNA testing volumes related to the loss of former LGC business and the buildup of casework management capabilities in the UK to service the business we won under the North West/South West and Wales regional forensics services tender, reduced sample volumes for our UK based forensic, immigration and agricultural testing services. A decrease in average selling price per sample in our US forensic casework and CODIS testing services as a result of significant price competition also negatively impacted the gross margin.

Research and Development

Research and development expenses for the nine months ended September 30, 2008 and 2007 were $654 thousand and $832 thousand, respectively. The decrease in research and development expenses was primarily due to reduced personnel costs and laboratory supplies.

Marketing and Sales

Marketing and sales expenses for the nine months ended September 30, 2008 and 2007 were $4.7 million and $4.5 million, respectively. The increase in marketing and sales expenses was primarily due to increased web-related advertising costs.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2008 and 2007 were $12.6 million and $11.7 million, respectively. The increase in general and administrative expenses is primarily due to increased professional fees, including non-recurring legal fees related to a sizable state paternity contract that was awarded to us and protested by a competitor. These increases in professional fees were partially offset by decreases in consulting, relocation and insurance expenses.

Restructuring

We recorded a restructuring benefit of $75 thousand for the nine months ended September 30, 2007 as a result of favorable settlement of an employee obligation.

Amortization of Intangible Assets

During the nine months ended September 30, 2008 and 2007, we recorded $1.4 million and $1.3 million of amortization expense, respectively. The increase in amortization expense is due to the acquisition of additional intangible assets as part of acquisition of ReliaGene in the fourth quarter of 2007.

Total Other Income (Expense), Net

Interest income for the nine months ended September 30, 2008 was $324 thousand, compared to $811 thousand during the same period of the prior year, due to lower interest rates and lower average cash balances in 2008.

Interest expense for the nine months ended September 30, 2008 was $31 thousand. This interest expense was related to debt assumed as result of the acquisition of ReliaGene in the fourth quarter of 2007.

Other income for the nine months ended September 30, 2008 and 2007 was $553 thousand and $6 thousand, respectively, primarily consisting of net non-cash gains from changes in the fair value of certain liabilities. Other income for the nine months ended September 30, 2008 included a gain of $185 thousand related to a change in estimate of a fair value of a lease guarantee and a loss of $386 thousand related to a liability for royalty payments.

Income Tax Expense

During the nine months ended September 30, 2008, we recorded an income tax benefit of $117 thousand, primarily as a result a write down in our unrecognized income tax benefits and corresponding recognition of an income tax benefit of $175 thousand. During the nine months ended September 30, 2007, we recorded an income tax expense of $1.2 million primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the nine months ended September 30, 2008, we reported a net loss of $5.0 million, which represented an increase of 58% as compared to a net loss of $3.1 million for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had $15.9 million in cash and cash equivalents, as compared to $20.9 million as of December 31, 2007. Working capital decreased to $22.5 million at September 30, 2008 from $25.5 million at December 31, 2007. This decrease in working capital was primarily a result of the net loss for the nine months ended September 30, 2008. As of September 30, 2008, we had $385 thousand in short-term debt obligations.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the nine months ended September 30, 2008 and 2007:

	(In thousands)			% Change
	2008	2007	$ Change
Cash (used in) provided by:
Operating activities	$(3,542)	$1,112	$(4,654)	>(100)%
Investing activities	(429)	(1,082)	653	(60)
Financing activities	(379)	(210)	(169)	80

In contrast to the nine months ended September 30, 2007, during the nine months ended September 30, 2008, we increased our use of cash which resulted in our lower cash position. Net cash used in operations for the nine months ended September 30, 2008 was $3.5 million compared with net cash provided by operations of $1.1 million for the comparable period in the prior year. The decrease in operating cash flows was mainly a result of an increased net loss and an increase in our accounts receivable for the nine months ended September 30, 2008 as compared to the comparable period in 2007. Investing activities during the nine months ended September 30, 2008 consisted of $1.4 million in capital expenditures, partly offset by $958 thousand of restricted cash that was released to us, while investing activities for the comparable period in the prior year primarily consisted of $1.1 million in capital expenditures. Financing activities during the nine months ended September 30, 2008 primarily consisted of repayments of debt obligations, while financing activities for the comparable period in the prior year primarily consisted of issuance costs related to a private placement of common stock and a payment of a patent obligation. In addition, the effect of foreign currency translation reduced our cash and cash equivalents by $711 thousand during the nine months ended September 30, 2008, as compared to a favorable effect of foreign currency translation of $555 thousand during the nine months ended September 30, 2007.

ReliaGene Debt

As part of the acquisition of ReliaGene on October 31, 2007, we assumed $948 thousand in debt comprised of a line of credit and various notes payable with outstanding balances of $260 thousand and $688 thousand, respectively. The line of credit, which was fully paid off during the three months ended September 30, 2008 with a then outstanding balance of $170 thousand, had a maximum credit limit of $750 thousand secured by ReliaGene accounts receivable and equipment, a maturity date of December 31, 2009 and an interest rate of 6%. The notes payable, which are secured by ReliaGene’s equipment, have interest rates ranging from 6.75% to 8.50% and maturity dates ranging from June 30, 2009 through September 5, 2011. As September 30, 2008, the outstanding balance for the notes payable was $385 thousand, which was classified as current portion of long-term debt on the consolidated balance sheet, as it is our intention to repay this debt in full within the next twelve months.

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

We believe that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. We may need to raise additional capital to fund future growth opportunities or to operate our ongoing business activities if our future results of operations fall below our expectations. However, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity securities, our stockholders may experience dilution and our stock price may decline.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. We also may need additional capital if we seek to acquire other businesses or technologies.

Commitments and Contingencies

In December 2002, we executed an asset purchase agreement with an acquiring party, pursuant to which we sold such acquiring party certain assets related to our SNPs and SNPstream business. Included in the assets sold was a license agreement between us and a licensee, including the royalties due under such license. Since December 2002, the licensee continued to send royalty payments of approximately $80 thousand per year under the license to us. Such royalty payments are in the aggregate amount of $415 thousand, including $29 thousand received during the three months ended September 30, 2008 but not recorded as revenue. In the third quarter of 2008, the acquiring party demanded that we pay the royalties received under the license with the licensee and that we direct the licensee to send all future royalty payments and royalty reports to the acquiring party. We gave such directions to the licensee on October 16, 2008. Except as set forth above, there were no material changes during the nine months ended September

30, 2008 to our contractual obligations and commercial commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the nine months ended September 30, 2008 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133 (FAS 161). FAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FAS No.133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We will be required to adopt FAS 161 for its fiscal year beginning January 1, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (FAS 142). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of we acquired after the effective date.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 supersedes the existing hierarchy contained in the US auditing standards. The existing hierarchy was carried over to FAS 162 essentially unchanged. The Statement becomes effective 60 days following the Securities and Exchanges Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practices in any area.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) Issue No 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In October 2008, the FASB issued FSP 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

Foreign Currency Risk

Our business derives a substantial portion of its revenues from international operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, the British pound. We record all of our US operational transactions, including cash inflows and outflows, in US dollars. We expect that international sales will continue to represent a significant portion of our revenues. The significant percentage of our revenues derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate. For the three months ended September 30, 2008, as compared to the comparable period in 2007, our UK revenues were unfavorably impacted approximately 6%, as a result of the exchange rate movement of the British pound as compared to the US dollar and future material adverse exchange rate movements would have an additional unfavorable translation impact on our consolidated financial results. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date. There has not been any significant change to the foreign currency sensitivity analysis we performed as of December 31, 2007.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of September 30, 2008, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of September 30, 2008 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations;

•	our belief that our forensic and paternity laboratory testing volumes, combined with those of ReliaGene, have increased our operational efficiencies;

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

•

our belief that the 29 remaining police forces in the UK will begin to tender their forensic work in the fourth quarter of 2008, with awards and work beginning in the first quarter of 2009, and extending through a 24-month period following implementation of the National Procurement Plan;

•	our expectation that our future agricultural testing services revenues will not be significant to our operating results;

•	our expectation that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•	our anticipation that a portion of our future growth may be accomplished either by acquiring or merging with existing businesses;

•	our intention to continue to vigorously defend ourselves against plaintiff’s claims in litigation relating to our May 5, 2000 IPO;

•

our belief that litigation claims arising against us from the normal course of business will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period;

•	our intention to repay certain notes payable assumed as part of our acquisition of ReliaGene in full within the next twelve months;

•	our expectation that our disclosure controls over financial reporting will not prevent all error and all fraud;

•	our belief that that the US and the UK are two of the largest existing markets for our services today; and

•	our expectation about our significant uses of liquidity.

While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause actual results to vary materially, including the risks and uncertainties discussed throughout this Quarterly Report on Form 10-Q and the cautionary information set forth under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, Item 1A of part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 and Item 1A of part II of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as a defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. We believe that the allegations are without merit and have, and intend to continue to, vigorously defend ourselves against plaintiffs’ claims. In this regard, on or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the Court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for us entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, we received notice of the Court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took the motion for final approval under advisement.

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

In December 2002, we executed an asset purchase agreement with an acquiring party, pursuant to which we sold such acquiring party certain assets related to our SNPs and SNPstream business. Included in the assets sold was a license agreement between us and a licensee, including the royalties due under such license. Since December 2002, the licensee continued to send royalty payments of approximately $80 thousand per year under the license to us. Such royalty payments are in the aggregate amount of $415 thousand, including $29 thousand received during the three months ended September 30, 2008 but not recorded as revenue. In the third quarter of 2008, the acquiring party demanded that we pay the royalties received under the license with the licensee and that we direct the licensee to send all future royalty payments and royalty reports to the acquiring party. We gave such directions to the licensee on October 16, 2008. For the three months ended September 30, 2008, we recorded an expense of $386 thousand to reflect the royalties previously recorded by us as revenue, included in other income, net.

Additionally, we have certain other claims against us arising from the normal course of our business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period.

Item 1A. RISK FACTORS

Except as set forth below, there have not been any material changes to the risk factors disclosed under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

The market in which we participate is intensely competitive and price sensitive, and if we do not compete effectively, our operating results may be harmed.

The market for DNA testing services is intensely competitive and we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our services to increase market share. In each of our markets, we compete with other companies offering services that are similar to those that we offer. In addition, in the US, government laboratories also provide forensic DNA testing services for their jurisdictions, which is a significant share of the testing done. Some of our competitors have greater financial, operational, sales and marketing resources and more experience in research and development and commercialization than we have. Moreover, some competitors may have greater name recognition than we do, and may offer discounts on their services or products as a competitive tactic.

Many of our customers, or the contracts on which we bid, are price sensitive, and we have limited experience with respect to determining the appropriate prices for our services. As the market for our services matures, or as new competitors compete with our services, we may be unable to renew our agreements with existing customers, attract new customers at the same price or based on the same pricing model as previously used, or win competitive bids with governmental agencies. As a result, it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could harm our revenue, gross margin and operating results. In addition, our ability to obtain awards under the UK’s National Procurement Plan will directly impact our UK revenues over the next few years, and if our bidding under such procurement plan is unsuccessful, our business and financial condition could be adversely impacted.

We cannot guarantee the receipt of revenue from our government contracts.

We regularly compete in an open bid forum in order to secure or renew contracts with various law enforcement and governmental agencies for the provision of DNA-based testing services. A contract award may be subject to funding obligations by the applicable government and there can be no assurances that such funding will be renewed. Many contracts with governmental agencies allow for the agency to terminate a contract at any time if funding is not available to pay for our services. There also may be operational factors that disrupt the flow of work to us. For example, a recent shipment of samples from a state lab under a CODIS contract was delayed because the state did not have adequate personnel to prepare the samples for shipment to our test facility. Thus, we are not always able to rely on a fixed amount of revenue based on services provided under the contract. These administrative and operational issues beyond our control may delay the receipt of work under an award, which may have an adverse effect on our results of operations during a given fiscal period.

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

ORCHID CELLMARK INC.

Date: October 30, 2008	By:	/s/ James F. Smith
James F. Smith
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002