Form 10-K/A
period 2008-12-31
ORCHID CELLMARK INC
filed 2009-04-30
CIK 1107216

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Orchid Cellmark Inc. (the “Registrant”) for the year ended December 31, 2008 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

ORCHID CELLMARK INC.

FORM 10-K/A

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

The following table sets forth certain information, as of April 30, 2009, concerning our executive officers and directors:

Name	Age	Position
Executive Officers
Thomas A. Bologna	60	President and Chief Executive Officer and Director
Jeffrey S. Boschwitz, Ph.D.	42	Vice President, North America Marketing and Sales
James F. Smith	59	Vice President and Chief Financial Officer
William J. Thomas	49	Vice President and General Counsel

Non-Employee Directors
George H. Poste, DVM, Ph.D.	64	Chairman of the Board of Directors
James Beery (1)	67	Director
Sidney M. Hecht, Ph.D. (1)(2)	64	Director
Kenneth D. Noonan, Ph.D.	61	Director
Nicole S. Williams (1)(2)	64	Director

(1)	Member of our Audit Committee. Ms. Williams is the Chairperson of the committee.
(2)	Member of our Compensation Committee. Dr. Hecht is the Chairman of the committee.

Executive Officers

Thomas A. Bologna has served as our President and Chief Executive Officer and a member of our Board of Directors since April 2006. From 2004 to 2005, Mr. Bologna was Chief Executive Officer, President and a director of Quorex Pharmaceuticals, Inc. a pre-clinical stage anti-infective company. Mr. Bologna was Chief Executive Officer, President and a director of Ostex International, Inc. which developed, manufactured and marketed innovative products for the management of osteoporosis, from 1997 to 2003, and in 1999 he was also appointed Chairman of the Board. From 1996 to 1997, Mr. Bologna was a principal at Healthcare Venture Associates, a consulting firm. From 1994 to 1996, Mr. Bologna was Chief Executive Officer, President and a director of Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug screening technology that developed orally active drugs to regulate gene expression, and from 1987 to 1994, Mr. Bologna was Chief Executive Officer, President and a director of Gen-Probe Incorporated, a biotechnology company commercializing genetic-probe-based technology for diagnostic and therapeutic applications, and in 1992 he was also appointed Chairman of the Board. Prior to Gen-Probe, Mr. Bologna held several senior level positions with Becton, Dickinson and Company and Warner-Lambert Company. At Becton, Dickinson and Company, he served as President of the Diagnostic Instrument Systems Division, President of the Johnston Laboratories Division, and Vice President and General Manager of the Hynson, Wescott & Dunning biotechnology unit. At Warner-Lambert Company, he served as a Vice President responsible for the marketing, sales and research and development functions, as well as the Asia/Pacific profit center for the Scientific Instrument Division. Mr. Bologna currently serves as a board member of Cylex, Inc., a privately-held life science company that develops, manufactures and markets in vitro diagnostic products for the assessment of immunity. Mr. Bologna received an M.B.A. and a B.S. from New York University.

Jeffrey S. Boschwitz, Ph.D., has served as our Vice President, North America Marketing and Sales since May 2008. Dr. Boschwitz has over 12 years experience in the diagnostics and pharmaceutical industries. Before joining us, he was Director of Marketing Planning and Analysis at Quest Diagnostics where he was responsible for development of the physician business marketing plan and optimizing sales force effectiveness of plan execution. Previously, Dr. Boschwitz was a Principal in Booz Allen Hamilton's health care practice with a focus on growth and operations projects for the diagnostics and pharmaceutical industries. Earlier in his career, he was a Project Manager for Plan A Consulting where he led projects to optimize the value of pharmaceutical and biotechnology company new product pipelines. Dr. Boschwitz received a B.S. in Biology and Ph.D. in Immunology from Cornell University and completed his Post-Doctoral work at Stanford University

James F. Smith has served as our Vice President and Chief Financial Officer since October 2007. Mr. Smith was most recently Executive Vice President and Chief Financial Officer of Aphton Corporation, a biotechnology company that developed cancer immunotherapies, from August 2004 to 2007. Prior to joining Aphton, he served as Vice President and Global Controller of Ansell (Healthcare) Ltd., a manufacturer of healthcare-related barrier protection products, from 2001 to 2004. Prior to that, Mr. Smith held senior finance/accounting positions for Wyeth and American Cyanamid Company. After graduating from Quinnipiac University with a degree in accounting, Mr. Smith started his accounting career at PricewaterhouseCoopers. He is licensed as a certified public accountant.

William J. Thomas has served as our Vice President and General Counsel since November 2007. Mr. Thomas was formerly Senior Vice President and General Counsel for Cytogen Corporation, a specialty pharmaceutical company that commercializes oncology products, from August 2004 to November 2007. Prior to joining Cytogen, Mr. Thomas was a senior partner with the law firm of Wilmer Cutler Pickering Hale and Dorr LLP from January 2000 to August 2004. Previously, he was a partner at the law firm Buchanan Ingersoll P.C. Mr. Thomas has more than 20 years of experience in the areas of general corporate issues, public offerings, mergers and acquisitions, securities law compliance, licensing and managing intellectual property. Mr. Thomas received a J.D. degree from Fordham University School of Law and a B.A. degree in Political Science from Rutgers University.

Directors

George H. Poste, DVM, Ph.D., has served as a member of our Board of Directors since March 2000 and as Chairman since 2002. He currently serves as Director of The Biodesign Institute at Arizona State University. He is also the Chief Executive Officer of Health Technology Networks, a consulting group specializing in the impact of genetics, computing and other advanced technologies on healthcare research and development and Internet-based systems for healthcare delivery. From 1992 to 1999, Dr. Poste was President of Research and Development, Chief Science and Technology Officer and a member of the board of directors of SmithKline Beecham PLC. Dr. Poste was a non-executive Chairman of diaDexus, LLC from 1997 to 2004, the joint venture in molecular diagnostics between SmithKline Beecham and Incyte Pharmaceuticals, and a non-executive Chairman of Structural GenomiX from 2000 to 2004. He serves on the board of directors of Exelixis, Monsanto Company and Caris Diagnostics. Dr. Poste received his degree in veterinary medicine and his Ph.D. in virology from the University of Bristol, England. He is a Board-certified pathologist and a Fellow of the Royal Society.

James Beery has served as a member of our Board of Directors since April 2004. From March 2002 to the present, Mr. Beery has served as Senior Of Counsel to Covington & Burling, an international law firm based in Washington, D.C. From December 2000 until his retirement in June 2001, Mr. Beery served as Senior Vice President and General Counsel of GlaxoSmithKline PLC, a UK-based global pharmaceutical company. From 1993 until the formation of the merged company GlaxoSmithKline in December 2000, Mr. Beery served as Senior Vice President, General Counsel and Secretary of SmithKline Beecham PLC. He is currently a director of Martek Biosciences Corporation, deCODE Genetics, Inc., the London Centre for the International Education of Students and Inion, Oy, and is a member of the Board of Visitors of Stanford Law School. Mr. Beery received his J.D. from Stanford Law School and A.B. in Physical Sciences from Harvard College.

Thomas A. Bologna, see biographical information above.

Sidney M. Hecht, Ph.D., has served as a member of our Board of Directors since 1995. He is currently the John W. Mallet Professor of Chemistry and Professor of Biology at University of Virginia and has served in each position since 1978. Dr. Hecht is also the co-director for the center for Bioenergetics in the Biodesign Institute at Arizona State University. From 1981 to 1987, Dr. Hecht held concurrent appointments first as Vice President, Preclinical Research and Development, and then Vice President, Chemical Research and Development at SmithKline & French Laboratories, where he was appointed a Distinguished Fellow. From 1971 to 1979, he was assistant professor and then associate professor of chemistry at the Massachusetts Institute of Technology. Dr. Hecht received his B.A. in Chemistry from the University of Rochester and his Ph.D. in Chemistry from the University of Illinois.

Kenneth D. Noonan, Ph.D., has served as a member of our Board of Directors since December 2001. He has been a partner at London-based L.E.K. Consulting LLP since November 2001, where he focuses on the European life sciences industry. Prior to joining L.E.K., Dr. Noonan was the senior Vice President of Corporate Development for Applera Corporation from 2000 to 2001 where he had corporate responsibility for strategy and transactions. Dr. Noonan has significant experience consulting to European life sciences companies first as the founder and managing director of The Wilkerson Group Ltd. (a specialist life science consultancy), and subsequently as Head of Booz-Allen and Hamilton’s European pharmaceutical practice from 1995 to 2000. Prior to becoming a consultant, Dr. Noonan was the Vice President of Technology Assessment and Business Development for CooperTechnicon Corp. and prior to that he was Director of Research and Development for BD Microbiology Systems. Dr. Noonan’s academic credentials include a Ph.D. in Biochemistry from Princeton University and a B.S. in Biology from St. Joseph’s University.

Nicole S. Williams has served as a member of our Board of Directors since 2002. Ms. Williams formerly was the Chief Financial Officer of Abraxis Bioscience Inc., a biopharmaceutical company, and President of Abraxis Pharmaceutical Products, a division of Abraxis Bioscience Inc., positions she assumed upon the merger of American Pharmaceutical Partners, Inc. and American Bioscience Inc. in April 2006. From 2002 to 2006, Ms. Williams was the Executive Vice President and Chief Financial Officer of

American Pharmaceutical Partners and in December 2005, assumed additional responsibilities as President of American Pharmaceutical Partners. Ms. Williams is the President of the Nicklin Capital Group, Inc., a firm she founded in 1999 to invest in and provide consulting to early stage technology companies in the Midwest. From 1992 to 1999, Ms. Williams was the Executive Vice President, Chief Financial Officer and Corporate Secretary of R.P. Scherer Corporation in Troy, Michigan. She currently serves as a director of Progencis Pharmaceuticals, Inc. and Intercept Pharmaceuticals, Inc. Ms. Williams received her Demi-License es Science Politique from the University of Geneva, Switzerland, her License es Science Politique from the Graduate Institute of International Affairs, University of Geneva, Switzerland and her M.B.A. from the Graduate School of Business, University of Chicago.

The Board of Directors

Our Certificate of Incorporation and By-laws provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board of Directors currently consists of six members, classified into three classes as follows:

•	The Class I directors are Dr. Hecht, Dr. Noonan and Mr. Beery, and their term will end at the 2010 annual meeting of stockholders;

•	The Class II director is Mr. Bologna, and his term will end at the 2011 annual meeting of stockholders; and

•	The Class III directors are Dr. Poste and Ms. Williams, and their term will end at the 2009 annual meeting of stockholders.

In the event of any increase or decrease in the authorized number of directors, (i) each director then serving shall continue as a director of the class of which he or she is a member until the expiration of such director’s current term or such director’s prior death, retirement, removal or resignation and (ii) the newly created or eliminated directorships resulting from such increase or decrease shall, if reasonably possible, be apportioned by the Board of Directors among the three classes of directors to ensure that no one class has more than one director more than any other class. To the extent reasonably possible, consistent with the foregoing rule, any newly created directorships shall be added to those classes whose terms of office are to expire at the latest dates following such allocation and newly eliminated directorships shall be subtracted from those classes whose terms of office are to expire at the earliest dates following such allocation, unless otherwise provided for from time to time by resolution adopted by a majority of the directors then in office.

Meetings and Committees of the Board of Directors

Meeting Attendance

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all board, committee and stockholders’ meetings. During the fiscal year ended December 31, 2008, there were 18 meetings of our Board of Directors and all directors attended at least 75% of the board meetings and meetings of committees on which they served. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged to attend each annual meeting of stockholders. All of the directors attended the 2008 annual meeting of stockholders held on June 5, 2008.

Committees of the Board of Directors

The Board of Directors has established an Audit Committee and a Compensation Committee to facilitate and assist the Board of Directors in the execution of its responsibilities. In accordance with the listing standards of The NASDAQ Stock Market LLC, these committees are comprised solely of non-employee, independent directors. Charters of the Audit Committee and Compensation Committee are available on our website at www.orchidcellmark.com by first clicking on the section for “Investor Relations” and then “Corporate Governance.” Committee charters are also available without charge, to any stockholder, upon written request, to the Corporate Secretary at Orchid, 4390 US Route One, Princeton, New Jersey 08540. The table below shows current membership of each of the Audit Committee and the Compensation Committee of our Board of Directors:

Audit Committee	Compensation Committee
James Beery	Sidney M. Hecht *
Sidney M. Hecht	Nicole S. Williams
Nicole S. Williams *
* Committee Chairperson

Audit Committee. Our Audit Committee met eight times during fiscal 2008. Our Audit Committee’s role and responsibilities are set forth in a written charter and include the authority to retain and terminate the services of our independent registered public accounting firm, review annual consolidated financial statements, consider matters relating to accounting policy and internal controls and review the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by The NASDAQ Stock Market LLC, as such standards apply specifically to members of audit committees. Our Board of Directors has determined that Ms. Williams is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.

Compensation Committee. Our Compensation Committee met six times during fiscal 2008. Our Compensation Committee’s role and responsibilities are set forth in a written charter and include the authority to review, approve and make recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our President and Chief Executive Officer, and conducts its decision making process with respect to that issue without the President and Chief Executive Officer present. The Compensation Committee also determines the compensation of our other executive officers and our directors. All members of the Compensation Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the NASDAQ Stock Market LLC, as such standards apply specifically to members of compensation committees.

Our Compensation Committee is charged with establishing a compensation policy for our executives and directors that is designed to attract and retain the best possible executive talent, to motivate them to achieve corporate objectives, and reward them for superior performance. Our Compensation Committee is also responsible for establishing and administering our executive compensation policies and equity compensation plans. The Compensation Committee meets at least two times per year and more often as necessary to review and make decisions with regard to executive compensation matters. As part of its review of executive compensation matters, the Compensation Committee may delegate any of the powers given to it to a subcommittee of the Compensation Committee.

Nominating Committee. We do not currently have a standing nominating committee since our Board of Directors determined that the independent members of the Board of Directors adequately fulfill the obligations of a nominating committee without the need of incurring additional costs of committee meetings.

The Board of Directors considers recommendations of potential candidates from current directors, management and stockholders. Stockholders’ nominations for directors must be made in writing and include the nominee’s written consent to the nomination and sufficient background information on the candidate to enable the Board of Directors to assess his or her qualifications.

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures by which stockholders may nominate directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to us.

Based solely on our review of copies of reports furnished to us, or written representations that no reports were required, we believe that during 2008 our executive officers, directors and 10% stockholders complied with all filing requirements of Section 16(a) in a timely manner.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics, which is our code of ethics applicable to all directors, managers and employees worldwide, embodies our global principles and practices relating to the ethical conduct of our business and our commitment to honesty, fair dealing and full compliance with all laws affecting our business. The text of the Code of Business Conduct and Ethics is available on our website at www.orchidcellmark.com by first clicking on the section for “Investor Relations” and then “Corporate Governance.” The Code of Business Conduct and Ethics is also available without charge, to any stockholder upon written request to the Corporate Secretary at Orchid Cellmark Inc., 4390 US Route One, Princeton, New Jersey 08540. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Business Conduct and Ethics that apply to our directors, principal executive, financial and accounting officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The NASDAQ Stock Market LLC.

Our Board of Directors has established a means for employees, customers, suppliers, stockholders and other interested parties to submit confidential and anonymous reports of suspected or actual violations of our Code of Business Conduct and Ethics, such as:

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

Compensation Disclosure and Analysis

This Compensation Disclosure and Analysis discusses the principles underlying our compensation policies and decisions and the principal elements of compensation paid to the following executive officers during the 2008 fiscal year:

•	Thomas A. Bologna, President and Chief Executive Officer;

•	James F. Smith, Vice President and Chief Financial Officer;

•	William J. Thomas, Vice President and General Counsel; and

•	Jeffrey S. Boschwitz, Vice President, North America Marketing and Sales.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward our achievement of specific annual, long-term and strategic goals, and which aligns executives’ interests with those of the stockholders by rewarding performance at or above established goals, with the ultimate object of improving stockholder value. The philosophy of the Compensation Committee is to evaluate both performance and compensation to ensure that:

•	we maintain our ability to attract and retain superior employees in key positions;

•	compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies; and

•	we provide incentives to ensure superior executive performance and successful financial results for our company.

To these ends, the Compensation Committee believes executive compensation packages should include both cash and equity-based compensation that reward performance as measured against established goals in order to:

•	link a substantial portion of compensation to our company’s achievement of financial objectives and the individual’s contribution to the attainment of those objectives;

•	provide risk for underachievement and rewards for overachievement of goals;

•	encourage executives to manage from the perspective of owners of the enterprise; and

•	provide long-term equity-based incentives and encouraging direct share ownership by executives.

This Compensation Disclosure and Analysis should be read together with the compensation tables and related narrative for our executive officers that can be found can be found below.

Setting Executive Compensation

Management develops our compensation plans by utilizing publicly available compensation data as well as subscription survey data for national and regional companies in the biopharmaceutical and laboratory services industries. We believe that the practices of these groups of companies provide us with appropriate compensation benchmarks, because these groups of companies are in similar businesses and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from these groups of companies, as well as a subset of the data from those companies that have a similar number of employees as our company. For purposes of determining executive compensation for our President and Chief Executive Officer in 2007, we engaged a consultant, Mercer Human Resource Consulting, Inc., or Mercer, to prepare and analyze data and compare our compensation programs with the practices of a group of peer companies. In prior years, we also engaged a consultant to assist us in assessing the compensation of our technical staff.

The scope of Mercer’s engagement included fact finding and data collection, gathering compensation benchmark data and reviewing compensation practices at competitive levels at the peer companies and presenting such findings to the Compensation Committee. Mercer performed a market analysis of the compensation paid by a peer group of companies to their chief executive officers. Mercer evaluated the compensation program for our chief executive officer by gathering compensation data from a selected group of peer companies and reviewed compensation practices and competitive levels at the peer companies with respect to base salary, short-term incentives, total cash compensation and long-term/equity incentives. Some peer companies were selected from proxy statements because they provided a focused comparison of compensation against the chief executive officers of publicly owned companies in the healthcare and biotechnology groups of similar size to us. Other peer companies were selected from published survey data collected from PPA Inc. and Radford with a focus on biotechnology and life sciences companies with annual revenues similar to that of our company. The 15 companies which comprised the peer group were as follows: Bio Reference Labs, Enzon Pharmaceuticals Inc., Myriad Genetics, Sunlink Health Systems Inc., U.S. Physical Therapy Inc., Caliper Life Sciences Inc., Cutera Inc., Medtox Scientific Inc., Dialysis Corp of America, Clinical Data Inc., Enzo Biochem, Bio-Imaging Technologies Inc., Monogram Biosciences Inc., Clarient Inc. and Nonogen Inc. The Mercer report summarized the compensation for our chief executive officer as follows:

•	the base salary is slightly above the 75th percentile of all peer companies and between the 50th and 75th percentile of peer companies excluding health care companies;

•	the short-term incentive opportunity is below the market median;

•	the annualized value of long-term incentives is above the 50th percentile of the peer companies;

•	the total cash and direct compensation are between the 50th percentile and 75th percentile of the peer companies; and

•	the pay mix for our Chief Executive Officer is weighted more on equity compensation as compared to the peer companies.

Based on information obtained from outside consultants such as Mercer and management’s analyses and recommendations, the Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended to establish base salaries and total executive compensation (taking into consideration the executive’s experience and abilities) that are competitive with those companies with a similar number of employees represented in the compensation data we review.

We work within the framework of this pay-for-performance compensation philosophy to determine each component of an executive’s initial compensation package based on numerous factors, including:

•	the individual’s particular training, prior relevant work experience and skills;

•	the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

•	the demand for individuals with the individual’s specific expertise and experience at the time of hire;

•	performance goals and other expectations for the position; and

•	uniqueness of industry skills.

The Compensation Committee typically implements a program of annual performance reviews under which annual performance goals are determined and set forth in writing during the first and second quarters of each year. Annual corporate goals are proposed by management and approved by the Board of Directors during the first or second quarter of each year. These corporate goals target the achievement of specific annual objectives, which are both financial and strategic. Annual individual goals focus on contributions which facilitate the achievement of the corporate goals and are typically set during the first and second quarters of each calendar year. Individual goals are developed by each key employee and such employee’s manager and are designed to be in line with the annual corporate goals. Annual salary increases, annual bonuses, and annual equity awards granted to our employees are tied to the achievement of these corporate and each individual’s performance goals.

We assess the written goals to determine corporate and individual progress against the previously established goals and may make any adjustments to the goals for the remainder of the year based on changing circumstances.

During the first or second calendar quarter, we typically evaluate corporate and individual performance against the written goals for the recently completed year. Consistent with our compensation philosophy, each employee’s supervisor prepares a written evaluation of the employee’s performance. This process leads to a recommendation for annual employee salary increases and annual equity awards and bonuses, if any, which is then reviewed and approved, as appropriate, by management and the Compensation Committee. In addition to rating performance, during the annual review process, facility managers may also determine if any employee should be promoted and, if there are significant differences in how a person is compensated as compared to industry benchmarks, proposes any additional adjustments to be made. Following his review of our executive officers, our President and Chief Executive Officer prepares compensation recommendations for these executive officers and certain other employees which are submitted to the Compensation Committee, which may accept or adjust the recommendations. In the case of the President and Chief Executive Officer, his individual performance evaluation is conducted by the Compensation Committee, which determines his compensation changes and awards, if any, which are then approved by the Board of Directors. For all employees, including our executive officers, annual base salary increases, annual equity awards and annual bonuses, to the extent granted, are implemented during the first or second calendar quarters of the year.

For the 2008 fiscal year, the Compensation Committee approved a Corporate Objectives Plan designed to advance our pay-for-performance philosophy by focusing the attention of our executive officers on the attainment of key objectives for the year and then using this plan as the basis to make determinations related to annual incentive awards, including annual cash bonuses.

Executive Compensation Components and 2008 Decisions

As discussed in greater detail below, the principal components of compensation that our named executive officers are eligible to receive are:

•	Base salary;

•	Performance-based incentive compensation (annual bonus);

•	Long-term equity incentive compensation;

•	Signing bonus;

•	Retirement and other benefits (non-qualified deferred compensation);

•	Perquisites and other personal benefits; and

•	Termination-based compensation.

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

Our President and Chief Executive Officer was recruited and hired by our Board of Directors during the first quarter of 2006. The initial salary and other compensation for our President and Chief Executive Officer was established in arms-length negotiations between the President and Chief Executive Officer and our Board of Directors, taking into account his extensive experience, track record, our request that he relocate to the Princeton, New Jersey area, the timing of such relocation and other factors. Our Vice President and Chief Financial Officer was hired during the fourth quarter of 2007. Our Vice President and General Counsel was hired during the fourth quarter of 2007. Our Vice President, North America Marketing and Sales was hired during the second quarter of 2008. The initial salary and other compensation for each of Messrs. Smith, Thomas and Boschwitz was established in arms-length negotiations between such executive and our President and Chief Executive Officer, taking into account such executive’s extensive experience, track record and other factors.

Differences in compensation among the named executive officers are based on experience, longevity with us and relative level of responsibility. Our President and Chief Executive Officer earns more in base salary than our Vice President and Chief Financial Officer, Vice President and General Counsel or Vice President, North America Marketing and Sales. Although each named executive officer’s contributions to us are important, the Compensation Committee believes that the responsibilities and contributions of our President and Chief Executive Officer are the most significant. As described below, base salary provides the initial measure for determining the amount of possible cash bonuses.

Base salaries are reviewed annually as part of our annual performance review program, and increased for merit reasons, based on certain considerations, including executive’s success in meeting or exceeding individual performance objectives and an assessment of whether significant corporate goals were achieved. If necessary, we also realign base salaries with market levels for the same positions in the companies of similar size to us represented in the compensation data we review, if we identify significant market changes in our data analysis. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. In 2007, we engaged Mercer to assist us in assessing the total compensation for our President and Chief Executive Officer.

Based on the range of salary increases granted to other employees of the Company in 2008, the Compensation Committee recommended, and our Board of Directors approved, effective April 1, 2008, increased salaries for Messrs. Bologna, Smith and Thomas to the levels shown in the following table. In the first quarter of 2009, the Compensation Committee determined that there would be no salary increases in the annual salaries of our executive officers and other employees in 2009.

Name and Title	2008 Salary @ Year-End		2009 Salary	% Increase
Thomas A. Bologna, President and Chief Executive Officer	$565,000		$565,000	—
James F. Smith, Vice President and Chief Financial Officer	$247,100		$247,100	—
William J. Thomas, Vice President and General Counsel	$246,100		$246,100	—
Jeffrey S. Boschwitz, Vice President, North America Marketing and Sales	$230,000	(1)	$230,000	—

(1)	The amount of annual salary was (i) set forth in the employment agreement with Dr. Boschwitz which was executed in connection with the start of his employment with us in May 2008 and (ii) determined as discussed above.

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of executives and certain other employees. The amount of the cash bonus depends on the level of achievement of the stated corporate and individual performance goals, with a target bonus generally set as a percentage of base salary. As provided in their respective employment agreements, our President and Chief Executive Officer is eligible for an annual performance-based cash bonus target of 50% of his base salary, our Vice President and Chief Financial Officer is eligible for an annual performance-based cash bonus target of 25% of his base salary, our Vice President and General Counsel is eligible for an annual performance-based cash bonus target of 25% of his base salary, and our Vice President, North America Marketing and Sales, is eligible for an annual performance-based cash bonus target of 25% of his base salary. In its discretion, the Compensation Committee and Board of Directors may, however, award bonus payments above or below these target amounts. There is no provision for a mandatory minimum annual bonus and the Compensation Committee and the Board of Directors retain full discretion as to the total amount of the cash bonus, if any, to be awarded. The Compensation Committee reserves the discretion to reduce or not make annual bonus payments even if the applicable performance goals are met.

In connection with determining the amounts for 2008 bonuses for each named executive officer, the Compensation Committee considered the following pre-established corporate objectives:

•	Orchid’s actual 2008 financial performance as compared to its business plan, including revenue, profitability and cash position;

•

consolidation of the operations of ReliaGene Technologies into Orchid’s existing facilities as follows: paternity testing by the end of the first quarter of 2008 and Combined DNA Index System (CODIS) and casework testing by the end of the first half of 2008;

•	increase by approximately two-fold as compared to 2007 the average number of samples per analyst per month in our U.S. forensic casework operations;

•

development and implementation of process efficiencies for U.S. CODIS and U.K. Police and Criminal Evidence Act (PACE) work that result in specific reductions in the unit labor and material costs associated with these services;

•	implementation of a new paternity website and achievement of a specific increase in the private paternity monthly closure rate; and

•	realization of a specific level of revenue from the Northwest/Southwest and Wales regional forensics tender.

The Compensation Committee does not specifically allocate or weight each objective and generally reviews the entire mix of objectives when determining annual bonus awards. Although the members of the Compensation Committee discuss and analyze our performance as a group, each member makes his or her own judgment about which objectives are important, and how to allocate or weight those objectives in reaching a conclusion. It is possible, and likely, under this system, that different members of the Compensation Committee may reach the same determination with respect to annual bonuses for different reasons. Although we successfully integrated ReliaGene into our existing facilities, increased our analysts’ performance, implemented a new paternity website and increased our closure rate, we failed to achieve the pre-established bonus objectives related to financial performance. Based upon review of the achievement of these 2008 objectives, the Compensation Committee did not award any bonuses to our executive officers, including our President and Chief Executive Officer, for 2008 performance.

The Compensation Committee has not yet definitively established 2009 goals and objectives for our executive officers. For 2009, bonus awards, if any, likely will be based on achievement of pre-established corporate objectives and a subjective review of an executive officer’s performance. We expect corporate performance objectives for 2009 will be similar to those in past years and may include such measures as financial results for revenue, expenses, profitability/net loss and cash position, improved operational efficiencies for forensics work, expansion of U.K. and North American forensic casework business, and winning new governmental awards, particularly under the U.K.’s National Procurement Plan. The table below shows the dollar amount of the 2007 and 2008 annual target bonus for each named executive officer, together with percentage of base salary represented by that target and the actual bonus awarded for that year as well as the dollar amount of the 2009 annual target bonus for each named executive officer, together with percentage of base salary represented by that target:

Name and Title	2007 Target Bonus ($)		2007 Target Bonus (% Salary)	Actual 2007 Bonus ($)	2008 Target Bonus ($)		2008 Target Bonus (% Salary)	Actual 2008 Bonus ($)	2009 Target Bonus ($)	2009 Target Bonus (% Salary)
Thomas A. Bologna, President and Chief Executive Officer	273,000		50%	10,000	282,500		50%	0	282,500	50%
James F. Smith, Vice President and Chief Financial Officer	14,767	(1)	6%	0	61,775		25%	0	61,775	25%
William J. Thomas, Vice President and General Counsel	7,215	(1)	3%	0	61,525		25%	0	61,525	25%
Jeffrey S. Boschwitz, Vice President, North America Marketing and Sales(2)	N/A		N/A	N/A	35,348	(1)	15%	0	57,500	25%

(1)	The amount of any annual performance bonus target for such named executive was pro-rated based on the number of calendar days in the particular year during which such named executive was employed by us.
(2)	Dr. Boschwitz joined us in May 2008.

The Compensation Committee believes that the overall target levels contained in the corporate objectives set for the executive officers of the Company are difficult to achieve, especially the financial performance targets, and are established to award superior performance. This is demonstrated by the fact that since 2006, the Compensation Committee has awarded only $10,000 in annual bonuses to our executive officers. Under our compensation policy, during this time period our executive officers were eligible to receive up to an aggregate of approximately $950,000 in annual bonuses.

Long-Term Equity Incentive Compensation

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our employees in equity-based awards. Our Amended and Restated 2005 Stock Plan allows the grant to employees of stock options, restricted stock grants, stock grants and other equity-based awards. We currently make initial equity awards of stock options to new executive and certain non-executive employees in connection with their employment with us. The report by Mercer noted that most peer companies grant long-term incentives annually with the majority of peer companies using stock options and 40% of peers using restricted stock. Mercer stated that we should consider an annual equity grant for executive officers, either in the form of stock options or performance-based shares. Annual grants of options, if any, are approved by the Compensation Committee.

In determining the amount, if any, of long-term equity incentive awards to be granted to executive officers, the Compensation Committee considers numerous factors, including:

•	our financial and operating performance during the relevant period;

•	achievement of non-financial goals;

•	the executive officer’s contribution to our success and anticipated future contributions;

•	the level of competition for executives with comparable skills and experience;

•	review of the competitive practices of the companies similar in size to us represented in the compensation data we review;

•	the total number of equity-based awards granted to an executive over the course of his or her career, together with the retentive effect of additional grants of equity-based awards;

•	the total number of outstanding options, including as a percentage, compared to the number of outstanding shares of common stock;

•	the executive officer’s total cash compensation; and

•	periodic reviews of the equity holdings of each of our current executive officers.

Initial Equity Incentives

Initial stock option awards. Executives and certain non-executive employees who join us are awarded initial stock option grants. These grants have an exercise price equal to the fair market value of our common stock on the later of the grant date or the date the employee joins us, and they typically vest on a monthly basis over four years. The initial stock option awards are intended to provide the executive with incentive to build value in the organization over an extended period of time. The size of the initial stock option award is also reviewed in light of the executive’s track record, base salary, other compensation and the other factors set forth above to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

In connection with the employment of our current Vice President and Chief Financial Officer, in October 2007, we granted Mr. Smith options to acquire 75,000 shares of our common stock at an exercise price of $5.54, which options vest monthly over four years. The number of shares granted to Mr. Smith was determined in arms-length negotiations with Mr. Smith, taking into account his extensive experience, track record other factors. In addition, in connection with Mr. Smith’s employment, Mr. Smith agreed to purchase in the open-market within six months after his commencement of employment at least $10,000 of our common stock, subject to compliance with our insider trading policy and applicable securities laws.

In connection with the employment of our current Vice President and General Counsel, in November 2007, we granted Mr. Thomas options to acquire 75,000 shares of our common stock at an exercise price of $4.59, which options vest monthly over four years. The number of shares granted to Mr. Thomas was determined in arms-length negotiations with Mr. Thomas, taking into account his extensive experience, track record other factors.

In connection with the employment of our current Vice President, North America Marketing and Sales, in May 2008, we granted Dr. Boschwitz options to acquire 50,000 shares of our common stock at an exercise price of $3.25, which options vest monthly over four years. The number of shares granted to Dr. Boschwitz was determined in arms-length negotiations with Dr. Boschwitz, taking into account his extensive experience, track record other factors. Dr. Boschwitz agreed to purchase in the open-market within six months after his commencement of employment at least $10,000 of our common stock, subject to compliance with our insider trading policy and applicable securities laws.

Initial stock awards. We have not made initial grants of stock to any of our employees. However, we may make grants of stock, either restricted or fully vested, to executives and certain non-executive employees when they join our company in anticipation of contributions that will create value in our company. We would expect any such grant to be subject to a lapsing repurchase right in our favor over a period of time, but in certain circumstances we may grant fully vested shares. Because the shares would have a defined value at the time the stock grants are made, stock grants are often perceived as having more immediate value than stock options, which have a less calculable value when granted. However, we would expect generally to grant fewer shares of stock than the number of stock options we would grant for a similar purpose.

Subsequent Equity Incentives

Stock option awards. We may make annual stock option awards as part of our overall annual review process for employees at or above the Director level. The Compensation Committee believes that stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. We expect that the annual aggregate value of these awards would be set near competitive median levels for companies represented in the compensation data we review. As is the case when the amounts of base salary and initial equity awards are determined, a review of all components of compensation is conducted when determining equity awards to ensure that total compensation conforms to our overall philosophy and objectives. In 2008, the Compensation Committee adopted a policy requiring an individual to be employed on September 1st of that year in order to be eligible for an annual stock option award for that year, subject to exceptions to be determined by the Compensation Committee.

In light of the report of Mercer and their recommendation and based on the recommendation of our President and Chief Executive Officer, the review by the Compensation Committee of performance evaluations for our executive officers, and the pool of shares available for future awards, in June 2008, the Compensation Committee awarded our executive officers the following equity awards: our President and Chief Executive Officer was granted options to acquire 145,000 shares of our common stock at an exercise price of $3.03, which options vest monthly over four years; our Vice President and Chief Financial Officer, was granted options to acquire 25,175 shares of our common stock at an exercise price of $3.03, which options vest monthly over four years; and our Vice President and General Counsel, was granted options to acquire 20,445 shares of our common stock at an exercise price of $3.03, which options vest monthly over four years.

Stock awards. In the recent past, we have made grants of stock as part of our annual review program to our current President and Chief Executive Officer. However, we may make these grants to executives and certain non-executive employees as part of the annual review process in anticipation of contributions that will create value in our company. See “Initial stock awards” above for a discussion of the expected terms of, reasons for granting and expected amount of grants of stock.

Signing Bonus

In certain circumstances, we utilize cash signing bonuses when executives join us. When used, such cash signing bonuses are repayable in full to us if the employee recipient voluntarily terminates employment with us prior to the first or second anniversary of the date of hire. Whether a signing bonus is paid, and the amount thereof, is determined on a case-by-case basis based on the specific circumstances surrounding the hiring of a new executive. For example, we will consider paying a signing bonus to compensate for amounts forfeited by an executive upon terminating prior employment, and/or to create additional incentive for an executive to join our company in a position where there is high market demand.

Non-Qualified Deferred Compensation

We have established an Executive Deferred Compensation Plan, which became effective on May 5, 1999. It was established primarily for the purpose of attracting and retaining qualified executive talent and to provide them with an important component of a competitive and attractive executive benefit program. Participants in the plan are permitted in their sole discretion to defer receipt of, and income taxation on, up to 50% of their regular base salary and all or any portion of any bonus until they terminate their employment with us. Our Executive Deferred Compensation Plan is discussed in further detail under the heading “Non-Qualified Deferred Compensation Plan” elsewhere in this Annual Report. Our President and Chief Executive Officer has not elected to defer any portion of his salary or any bonus he may receive under this plan. However, we contribute an amount equal to 5% of our President and Chief Executive Officer’s annual base salary to this plan for his benefit. While our President and Chief Executive Officer currently participates in this plan, we have not and do not anticipate offering the opportunity to participate in this plan to any employees who may join us in the future.

Perquisites and Other Personal Benefits

We provide named executive officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

We maintain broad-based benefits and perquisites that are offered to all employees, including health insurance, life and disability insurance, dental insurance and a 401(k) plan, including matching contributions. We also provide relocation expense reimbursement under certain circumstances. In addition to these broad-based benefits and perquisites, we provide all employees, other than our President and Chief Executive Officer, with life insurance in an amount equal to three times their current salary. We do not generally provide significant perquisites or other personal benefits to our executive officers except as stated below.

In connection with our President and Chief Executive Officer joining our company in 2006, we agreed to provide him $2,000,000 of life insurance for a beneficiary designated by him, reimbursement of expenses in connection with his relocation to the Princeton, New Jersey area (including costs associated with the sale of his former residence, purchase of his new residence and temporary living expenses), legal costs associated with negotiating his employment arrangement and tax gross-ups to offset the tax effects of such payments to him under his employment arrangement with us. As set forth under “Summary Compensation Table” below, in 2008, as part of his employment arrangement, we reimbursed our President and Chief Executive Officer for additional legal costs incurred in connection with the purchase of his new residence in the Princeton, New Jersey area. For more details about these payments, see the discussion relating to Mr. Bologna’s employment agreement with us below. The extent and amount of these benefits were determined in arms-length negotiations between the President and Chief Executive Officer and our Board of Directors, taking into account his extensive experience, track record, our request that he relocate to the Princeton, New Jersey area and the timing of such relocation and other factors. In addition, attributed costs of the personal benefits and perquisites received by our President and Chief Executive Officer and our other named executive officers in 2008, are included in the “Summary Compensation Table” below.

Termination Based Compensation

Severance. Upon termination of employment, most executive officers are entitled to receive severance payments under their employment agreements or offer letters. In determining whether to approve and as part of the process of setting the terms of such severance arrangements, the Compensation Committee recognizes that executives often face challenges securing new employment following termination.

Our President and Chief Executive Officer’s employment agreement provides, if his employment is terminated by him for good reason or by us without cause, for (a) the payment by us of severance consisting of (i) a lump sum payment in an amount equal to two times the Chief Executive Officer’s most recent base salary, (ii) an amount equal to two times the average of the last four annual bonuses paid to the Chief Executive Officer or two times the amount of the largest bonus paid to the Chief Executive Officer within the last three years, whichever is greater and (iii) an amount equal to the Chief Executive Officer’s annual bonus target pro-rated by the number of days worked by the Chief Executive Officer in the last calendar year of his employment, and (b) the continuation by us of medical and dental insurance coverage for the Chief Executive Officer and the Chief Executive Officer’s family until the later of (i) thirty-six months following the effective date of such termination or (ii) the date which would have been the end of the current term of his employment agreement but for such termination. For more detail about the provisions of Mr. Bologna’s severance arrangements with us, see the discussion under “Thomas A. Bologna, President and Chief Executive Officer” below. We believe that our President and Chief Executive Officer’s severance package is generally in line with severance packages offered to chief executive officers of companies of similar size to us represented in the compensation data we reviewed.

Our Vice President and Chief Financial Officer’s employment agreement provides, if his employment is terminated without cause, for the payment by us of severance consisting of a payment either in a lump sum or in up to four payments within six months in an amount equal to six months base salary. The agreement further provides that if, during the first five years of Mr. Smith’s employment with us, Mr. Smith is terminated either by us or any successor without cause within nine months following a change of control, we will pay Mr. Smith an amount equal to 18 months base salary. For more detail about the provisions of Mr. Smith’s severance arrangements with us, see the discussion under “James F. Smith, Vice President and Chief Financial Officer” below. We believe that our Vice President and Chief Financial Officer’s severance package is generally in line with severance packages offered to chief financial officers of companies of similar size to us.

Our Vice President and General Counsel’s employment agreement provides, if his employment is terminated without cause, for the payment by us of severance consisting of a payment either in a lump sum or in up to four payments within six months in an amount equal to six months base salary. For more detail about the provisions of Mr. Thomas’s severance arrangements with us, see the discussion under “William J. Thomas, Vice President and General Counsel” below. We believe that our Vice President and General Counsel’s severance package is generally in line with severance packages offered to general counsels of companies of similar size to us.

Our Vice President, North America Marketing and Sales’ employment agreement provides, if his employment is terminated without cause, for the payment by us of severance consisting of a payment either in a lump sum or in up to four payments within six months in an amount equal to six months base salary. For more detail about the provisions of Dr. Boschwitz’s severance arrangements with us, see the discussion under “Jeffrey S. Boschwitz, North America Marketing and Sales” below. We believe that our North America Marketing and Sales’ severance package is generally in line with severance packages offered to marketing and sales executives of companies of similar size to us.

The employment agreements for Messrs. Smith and Thomas and Dr. Boschwitz do not contain provisions requiring us to pay severance in the event such executive officer terminates his employment for good reason such as diminution in such executive’s title, duties or authority or a reduction in such executive’s salary or bonus target. The severance terms in such employment agreements were determined in arms-length negotiations with each of Mr. Smith, Mr. Thomas and Dr. Boschwitz.

Acceleration of vesting of equity-based awards. In general, the equity awards under our Amended and Restated 2005 Stock Plan are subject to acceleration in certain circumstances at the discretion of the administrator of the Amended and Restated 2005 Stock Plan. See the discussion under the heading “Our Amended and Restated 2005 Stock Plan” below.

Tax Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid under the management incentive plans are generally fully deductible for federal income tax purposes. We believe that the options granted under our Amended and Restated 2005 Stock Plan qualify as performance-based compensation.

Non-Qualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to non-qualified deferred compensation arrangements. We believe we are operating in good faith compliance with the statutory provisions of this act. A more detailed discussion of our Executive Deferred Compensation Plan is provided below under the heading “Non-Qualified Deferred Compensation Plan.”

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K/A.

THE COMPENSATION COMMITTEE Sidney M. Hecht, Chairman Nicole S. Williams

Summary Compensation Table

The following table shows the compensation for the fiscal years ended December 31, 2008, 2007 and 2006 earned by (1) our President and Chief Executive Officer, (2) our Vice President and Chief Financial Officer, (3) our Vice President and General Counsel, and (4) our Vice President, North American Marketing and Sales.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(2)		All Other Compensation ($)		Total ($)
Thomas A. Bologna President and Chief Executive Officer(3)	2008	560,250	—		—		549,779	(4)	101,790	(5)	1,211,819
	2007	539,500	10,000		378,750	(6)	427,919	(7)	567,162	(8)	1,923,331
	2006	354,667	100,000	(9)	331,000	(10)	271,442	(11)	128,058	(12)	1,185,167

James F. Smith Vice President and Chief Financial Officer(13)	2008 2007	246,575 57,699	— —		— —		81,832 9,620	(14) (16)	7,060 839	(15) (17)	335,467 68,158

William J. Thomas Vice President and General Counsel(18)	2008	245,825	—		—		66,962	(19)	2,778	(20)	315,565
	2007	29,697	10,000	(21)	—		5,483	(22)	195	(23)	45,375

Jeffrey S. Boschwitz Vice President, North American Marketing and Sales (24)	2008	141,136	—		—		17,459	(25)	1,918	(26)	160,513

(1)	See Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009 for details as to the assumptions used to determine the fair value of stock awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.
(2)	See Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009 for details as to the assumptions used to determine the fair value of option awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.
(3)	Mr. Bologna commenced employment with us on April 25, 2006.
(4)	Represents compensation expense incurred by us in fiscal year 2008 in connection with the grants of options to Mr. Bologna to purchase 600,000 and 145,000 shares of common stock on April 25, 2006 and June 5, 2008, respectively, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions.
(5)	Consists of $4,600 of matching contributions under our 401(k) plan, $28,013 of contributions by us into our Executive Deferred Compensation Plan for the benefit of Mr. Bologna, $3,530 in life insurance premiums paid by us for a life insurance policy to benefit Mr. Bologna, $37,674 in relocation and related expenses and $27,973 in tax gross-ups for relocation.
(6)	Represents compensation expense incurred by us in fiscal year 2007 in connection with the grant of 75,000 shares of common stock to Mr. Bologna on December 30, 2007, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions.
(7)	Represents compensation expense incurred by us in fiscal year 2007 in connection with the grant of options to purchase 600,000 shares of common stock to Mr. Bologna on April 25, 2006, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions.
(8)	Consists of $4,400 of matching contributions under our 401(k) plan, $33,475 of contributions by us into our Executive Deferred Compensation Plan for the benefit of Mr. Bologna, $3,354 in life insurance premiums paid by us for a life insurance policy to benefit Mr. Bologna, $299,203 in relocation and related expenses and $226,730 in tax gross-ups for relocation expenses paid to Mr. Bologna.
(9)	Represents a signing bonus of $100,000.
(10)	Represents compensation expense incurred by us in fiscal year 2006 in connection with the grant of 100,000 shares of common stock to Mr. Bologna on December 14, 2006, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions.

(11)	Represents compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 600,000 shares of common stock to Mr. Bologna on April 25, 2006, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions.
(12)	Consists of $2,600 of matching contributions under our 401(k) plan, $13,000 of contributions by us into our Executive Deferred Compensation Plan for the benefit of Mr. Bologna, $6,708 in life insurance premiums paid by us for a life insurance policy to benefit Mr. Bologna, $10,351 for the reimbursement of legal expenses in connection with the negotiation of Mr. Bologna’s employment agreement, $46,896 in relocation and related expenses and $48,503 in tax gross-ups for relocation, legal fees and life insurance.
(13)	Mr. Smith commenced employment with us on October 5, 2007.
(14)	Represents compensation expense incurred by us in fiscal year 2008 in connection with the grants of options to Mr. Smith to purchase 75,000 and 25,175 shares of common stock on October 31, 2007 and June 5, 2008, respectively, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions.
(15)	Consists of $3,706 of matching contributions under our 401(k) plan and $3,354 in life insurance premiums paid by us for a life insurance policy to benefit Mr. Smith.
(16)	Represents compensation expense incurred by us in fiscal year 2007 in connection with the grant of options to purchase 75,000 shares of common stock to Mr. Smith on October 31, 2007, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions.
(17)	Represents life insurance premiums paid by us for a life insurance policy to benefit Mr. Smith.
(18)	Mr. Thomas commenced employment with us on November 19, 2007.
(19)	Represents compensation expense incurred by us in fiscal year 2008 in connection with the grant of options to Mr. Thomas to purchase 75,000 and 20,445 shares of common stock on November 19, 2007 and June 5, 2008, respectively, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions.
(20)	Consists of $1,608 of matching contributions under our 401(k) plan and $1,170 in life insurance premiums paid by us for a life insurance policy to benefit Mr. Thomas.
(21)	Represents a signing bonus of $10,000 that is subject to repayment on certain terms if Mr. Thomas is terminated for certain reasons within two years of his commencement of employment with us.
(22)	Represents compensation expense incurred by us in fiscal year 2007 in connection with the grant of options to purchase 75,000 shares of common stock to Mr. Thomas on November 19, 2007, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions.
(23)	Represents life insurance premiums paid by us for a life insurance policy to benefit Mr. Thomas.
(24)	Dr. Boschwitz commenced employment with us on May 21, 2008.
(25)	Represents compensation expense incurred by us in fiscal year 2008 in connection with the grant of options to purchase 50,000 shares of common stock to Dr. Boschwitz on May 21, 2008, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions.
(26)	Represents $1,150 of matching contributions under our 401(k) plan and $768 in life insurance premiums paid by us for a life insurance policy to benefit Dr. Boschwitz.

Grants of Plan-Based Awards

The following table shows information regarding grants of equity awards that we made during the fiscal year ended December 31, 2008 to each of the individuals named in the Summary Compensation Table.

Name	Grant Date	Approval Date		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Grant Date ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas A. Bologna	06/05/08	06/05/08		145,000	3.03	3.22	310,010
James F. Smith	06/05/08	06/05/08		25,175	3.03	3.22	53,824
William J. Thomas	06/05/08	06/05/08		20,445	3.03	3.22	43,711
Jeffrey S. Boschwitz	05/21/08	05/08/08	(2)	50,000	3.25	3.06	114,290

(1)	Our Amended and Restated 2005 Stock Plan provides that the exercise price shall be determined by using the fair market value of our common stock, which is defined under the Amended and Restated 2005 Stock Plan as the closing price of our common stock on the NASDAQ Global Market on the day prior to the grant date.
(2)	The grant was approved prior to the individual’s commencement of employment.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards

The terms of Mr. Bologna’s compensation are derived from our employment agreement with him and the annual performance review by our Compensation Committee. The terms of Mr. Bologna’s employment agreement with us were the result of extensive negotiations between us and Mr. Bologna and were approved by our Board of Directors. Annual salary increases, annual equity awards and cash bonuses, if any, for Mr. Bologna are determined by the Board of Directors, after the recommendation from the Compensation Committee. The terms of our other named executive officers’ compensation are derived from our employment agreement with each executive, which terms were the result of negotiations between us and each executive. Annual salary increases, annual equity awards and cash bonuses, if any, for these executives are determined by the Compensation Committee based upon the recommendation of Mr. Bologna.

All of the equity awards disclosed in the Grants of Plan-Based Awards table were issued under our Amended and Restated 2005 Stock Plan. All option awards were granted with an exercise price per share equal to the closing price of our common stock on the NASDAQ Global Market on the day prior to the grant date of each award. Subject to the terms and conditions of the Amended and Restated 2005 Stock Plan and the option agreements issued in connection with these grants, all of the options granted in 2008 vest monthly in forty-eight equal tranches over four years.

Employment Agreement with Thomas A. Bologna

On March 8, 2006, we entered into an employment agreement with Thomas A. Bologna to serve as our President and Chief Executive Officer effective April 25, 2006. The employment agreement is for a four-year term and automatically renews for additional four-year terms unless either party gives notice of non-renewal to the other party at least 18 months prior to the expiration of the then current term. Mr. Bologna’s annual base salary is $565,000, and he has a bonus target each year of 50% of his base salary, based primarily on performance measures. Based upon the achievement of key 2007 objectives, Mr. Bologna received a $10,000 bonus in April 2008. We also contribute an additional 5% of Mr. Bologna’s annual base salary to the Executive Deferred Compensation Plan for his benefit. Pursuant to the employment agreement, Mr. Bologna (i) received a signing bonus of $100,000, which was subject to pro rata repayment if Mr. Bologna’s employment was terminated for certain reasons within the first year of joining our company, (ii) was granted an option to purchase 600,000 shares of our common stock at an exercise price equal to $4.53 per share and (iii) was granted 100,000 shares of our common stock at no cost to Mr. Bologna. In addition, we agreed to purchase life insurance on Mr. Bologna in the face amount of not less than $2,000,000 for a beneficiary designated by him.

In connection with his employment, Mr. Bologna relocated to the Princeton, New Jersey area in 2007. We reimbursed Mr. Bologna $37,672, $299,203 and $46,896 in 2008, 2007 and 2006, respectively, for certain relocation expenses, which are subject to pro rata repayment in certain circumstances. We also reimbursed Mr. Bologna $10,351 in 2006 for his legal expenses related to the negotiation of the employment agreement and related equity arrangements. We also made additional gross-up payments to Mr. Bologna of $27,973, $226,730 and $48,503 in 2008, 2007 and 2006, respectively, in order to pay income tax imposed on him because certain payments made to Mr. Bologna under the employment agreement are deemed compensation to Mr. Bologna.

Employment Agreement with James F. Smith

On October 5, 2007, we entered into an employment agreement with James F. Smith to serve as our Vice President and Chief Financial Officer effective October 5, 2007. The employment agreement is for a three-year term and automatically renews for additional one-year terms unless either party gives notice of non-renewal to the other party at least three months prior to the expiration of the then current term. Mr. Smith’s current annual base salary is $247,100, and he has a bonus target each year of 25% of his base salary, based primarily on performance measures. Pursuant to the employment agreement, Mr. Smith (i) was granted an option to purchase 75,000 shares of our common stock at an exercise price equal to $5.54 per share and (ii) was required to purchase $10,000 of our common stock in the open-market within six months after his commencement of employment, subject to compliance with our insider trading policy and applicable securities laws.

Employment Agreement with William J. Thomas

On November 19, 2007, we entered into an employment agreement with William J. Thomas to serve as our Vice President and General Counsel effective November 19, 2007. The employment agreement is for a three-year term and automatically renews for additional one-year terms unless either party gives notice of non-renewal to the other party at least three months prior to the expiration of the then current term. Mr. Thomas’ current annual base salary is $246,100, and he has a bonus target each year of 25% of his base salary, based primarily on performance measures. Pursuant to the employment agreement, Mr. Thomas (i) was granted an option to purchase 75,000 shares of our common stock at an exercise price equal to $4.59 per share and (ii) received a signing bonus of $10,000, which was subject to full repayment if Mr. Thomas’ employment was terminated for certain reasons within the first year of joining our company and is subject to 50% repayment if Mr. Thomas’ employment is terminated for certain reasons after the first year of employment and before the end of the second year of employment.

Employment Agreement with Jeffrey S. Boschwitz

On May 13, 2008, we entered into an employment agreement with Jeffrey S. Boschwitz to serve as our Vice President, North America Marketing and Sales effective May 21, 2008. The employment agreement is for a three-year term and automatically renews for additional one-year terms unless either party gives notice of non-renewal to the other party at least three months prior to the expiration of the then current term. Dr. Boschwitz’s current annual base salary is $230,000, and he has a bonus target each year of 25% of his base salary, prorated for 2008, based primarily on performance measures. Pursuant to the employment agreement, Dr. Boschwitz (i) was granted an option to purchase 50,000 shares of our common stock at an exercise price equal to $3.25 per share and (ii) was required to purchase $10,000 of our common stock in the open-market within six months after his commencement of employment, subject to compliance with our insider trading policy and applicable securities laws. As a result of our policy regarding black-out periods and applicable securities laws, Dr. Boschwitz was unable to purchase at least $10,000 worth of our common stock by the end of his first six months of employment with us. It is our understanding that Dr. Boschwitz intends to fulfill his obligations to make such purchase as soon as reasonably practicable after our policy regarding black-out periods and applicable securities laws allows him to fulfill such obligations.

Severance and Other Payments

Certain of our named executive officers may be entitled to certain payments under certain circumstances, including termination and a change of control involving our company. For a description and quantification of benefits payable to the individuals named in our Summary Compensation Table in connection with a termination of employment or a change of control, see “Potential Payments upon Termination or Change of Control” below.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options outstanding on December 31, 2008, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas A. Bologna	400,00	200,000	(1)	4.53	4/25/16
	18,125	126,875	(1)	3.03	6/05/18
James F. Smith	21,875	53,125	(1)	5.54	10/31/17
	3,147	22,028	(1)	3.03	6/05/18
William J. Thomas	20,313	54,687	(1)	4.59	11/19/17
	2,556	17,889	(1)	3.03	6/05/18
Jeffrey S. Boschwitz	7,292	42,708	(1)	3.25	5/21/18

(1)	The options vest monthly in forty-eight equal tranches over four years.

Option Exercises and Stock Vested

There were no exercise of options to purchase our common stock during the fiscal year ended December 31, 2008 by any of the individuals named in the Summary Compensation Table nor were any shares of restricted stock held by any of our named executive officers in 2008.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

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

Benefits under our Executive Deferred Compensation Plan will typically be paid six months after termination. However, upon a showing of financial hardship and approval of the Compensation Committee, an executive may be allowed to access funds in their deferred compensation account earlier than the time specified. Benefits can be received either as a lump sum payment or in annual installments as designated by the executive. The executive has a choice of investment vehicles in which to invest amounts contributed to the Executive Deferred Compensation Plan and earnings or losses on account balances are based on the performance of the chosen investment vehicles. While our President and Chief Executive Officer currently participates in this plan, we have not and do not anticipate offering the opportunity to participate in this plan to any employees who may join us in the future.

The following tables provides information with respect to the contributions, earnings, withdrawals and balances under our Executive Deferred Compensation Plan during the fiscal year ended December 31, 2008 for each of the individuals named in the Summary Compensation Table.

Name	Registrant Contributions in Last FY ($)		Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FYE ($)
Thomas A. Bologna	28,013	(1)	(26,866)	48,753
James F. Smith	—		—	—
William J. Thomas	—		—	—
Jeffrey S. Boschwitz	—		—	—

(1)    Pursuant to our employment agreement with Mr. Bologna, we contribute an amount equal to 5% of Mr. Bologna’s base salary to our Executive Deferred Compensation Plan at least annually. This amount has been reported in the All Other Compensation column of the Summary Compensation Table for 2008.

Potential Payments upon Termination or Change of Control

Generally, regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	the portion of the executive’s base salary that has accrued prior to any termination and not yet been paid;

•	unused vacation pay;

•	distribution under the executive’s 401(k) plan (assuming the executive participated in the plan); and

•	amounts contributed by the executive and us under our Executive Deferred Compensation Plan (assuming the executive participated in the plan).

In addition, we have entered into certain agreements and maintain certain plans that may require us to make additional payments and/or provide additional benefits to the individuals named in the Summary Compensation Table in the event of a termination of employment or a change of control of our company.

Our Amended and Restated 2005 Stock Plan

Under our Amended and Restated 2005 Stock Plan, if we are to be consolidated with or acquired by another entity in a merger, sale of all or substantially all of our assets or otherwise, the administrator of our Amended and Restated 2005 Stock Plan or the board of directors of any entity assuming our obligations under the Amended and Restated 2005 Stock Plan shall, as to outstanding options, either (i) make appropriate provision for the continuation of such options by substituting on an equitable basis for the shares then subject to such options either the consideration payable with respect to the outstanding shares of our common stock in connection with the transaction or securities of any successor or acquiring entity, (ii) upon written notice to the participants, provide that all options must be exercised (either (a) to the extent then exercisable or (b) at the discretion of the administrator of the Amended and Restated 2005 Stock Plan, all options being made fully exercisable) within a specified number of days of the date of such notice, at the end of which period the options shall terminate or (iii) terminate all options in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such options as determined in accordance with the Amended and Restated 2005 Stock Plan (either (a) to the extent then exercisable or (b) at the discretion of the administrator of the Amended and Restated 2005 Stock Plan, all options being made fully exercisable) over the exercise price thereof.

With respect to outstanding stock grants, the administrator of the Amended and Restated 2005 Stock Plan or the successor board, shall either (i) make appropriate provisions for the continuation of such stock grants by substituting on an equitable basis for the shares then subject to such stock grants either the consideration payable with respect to the outstanding shares of our common stock in connection with the transaction or securities of any successor or acquiring entity, (ii) upon written notice to the participants, provide that all stock grants must be accepted (to the extent then subject to acceptance) within a specified number of days of the date of such notice, at the end of which period the offer of the stock grants shall terminate or (iii) terminate all stock grants in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such stock grants over the purchase price thereof, if any. In addition, in the event of such a transaction, the administrator of the Amended and Restated 2005 Stock Plan may waive any or all of our repurchase rights with respect to outstanding stock grants.

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

The following table summarizes the potential payments to Mr. Bologna assuming his employment with us is terminated or a change of control occurs on December 31, 2008, the last day of our fiscal year.

Benefits and Payments	Change of Control (1)	Termination upon Death or Disability	Termination by us Without Cause or by Mr. Bologna for Good Reason
Base Salary	$0	$1,130,000	$1,130,000
Bonus	$0	$282,500	$282,500
Acceleration of Vesting of Options	100%	100%	24 months
Number of Stock Options and Value (2)	326,875	326,875	272,500
	$0	$0	$0
Executive Deferred Compensation Plan	$0	$48,753	$48,753
Total	$0	$1,461,253	$1,461,253

(1)	We will make tax gross-up payments to Mr. Bologna to the extent that any amounts payable to Mr. Bologna in connection with a change of control are treated as excess parachute payments.
(2)	Value upon termination or change of control is calculated using a value of our common stock of $0.67 per share, the closing price of our common stock on December 31, 2008, the last trading day in the fiscal year ended December 31, 2008. At this price, Mr. Bologna would receive no additional value from the acceleration of the vesting of stock options as the exercise price of his options is $4.53 per share and $3.03 per share.

James F. Smith, Vice President and Chief Financial Officer

Pursuant to our employment agreement with Mr. Smith, in the event of a change of control, all stock options held by Mr. Smith which have not previously vested shall immediately vest and become fully exercisable.

If Mr. Smith’s employment under his employment agreement is terminated by us for cause, or death or disability, or the term of the employment agreement expires, we will pay to Mr. Smith his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses. If Mr. Smith’s employment under the employment agreement is terminated by us without cause, then (i) we will pay to Mr. Smith his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses, and (ii) we will pay Mr. Smith severance consisting of a payment either in a lump sum or in up to four payments within six months after his termination in an amount equal to six months base salary. If Mr. Smith’s employment under his employment agreement is terminated by us within nine months following a change of control, and provided Mr. Smith is not offered employment with any successor or surviving entity at substantially equal or better terms and conditions, then we will pay Mr. Smith severance equal to 18 months base salary in a lump sum or in up to four payments within 18 months.

Under the employment agreement, “cause” means that Mr. Smith has (i) intentionally committed an act or omission that materially harms us, (ii) been grossly negligent in performance of his duties to us, (iii) committed an act of moral turpitude, (iv) committed an act of fraud or material dishonesty in discharging his duties to us, (v) breached any material provision of the employment agreement or any nondisclosure or non-competition agreement between us and Mr. Smith that results in material harm to us, or (vi) breached any provision of any code of conduct or ethics policy in effect at our company; provided, that in the case of subparagraph (ii) where such gross negligence and the effects of such gross negligence are capable of remedy by Mr. Smith, there shall be no cause unless we provide Mr. Smith with written notice reasonably detailing the purported basis for the cause and Mr. Smith fails to remedy within 30 days after his receipt of such notice.

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

The following table summarizes the potential payments to Mr. Smith assuming his employment with us is terminated or a change of control occurs on December 31, 2008, the last day of our fiscal year.

Benefits and Payments	Change of Control	Termination by us Without Cause
Base Salary	$0	$123,550
Bonus	$0	$0
Acceleration of Vesting of Options	100%	0
Number of Stock Options and Value (1)	75,153	0
Total	$0	$123,550

(1)	Value upon termination or change of control is calculated using a value of our common stock of $0.67 per share, the closing price of our common stock on December 31, 2008, the last trading day in the fiscal year ended December 31, 2008. At this price, Mr. Smith would receive no additional value from the acceleration of the vesting of stock options as the exercise price of his options is $5.54 per share and $3.03 per share.

William J. Thomas, Vice President and General Counsel

Pursuant to our employment agreement with Mr. Thomas, in the event of a change of control, all stock options held by Mr. Thomas which have not previously vested shall immediately vest and become fully exercisable.

If Mr. Thomas’ employment under his employment agreement is terminated by us for cause, or death or disability, or the term of the employment agreement expires, we will pay to Mr. Thomas his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses. If Mr. Thomas’s employment under the employment agreement is terminated by us without cause, then (i) we will pay to Mr. Thomas his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses, and (ii) we will pay Mr. Thomas severance consisting of a payment either in a lump sum or in up to four payments within six months after his termination in an amount equal to six months base salary.

Under the employment agreement, “cause” means that Mr. Thomas has (i) intentionally committed an act or omission that materially harms us, (ii) been grossly negligent in performance of his duties to us, (iii) committed an act of moral turpitude, (iv) committed an act of fraud or material dishonesty in discharging his duties to us, (v) breached any material provision of the employment agreement or any other agreement with our company that results in material harm to us, or (vi) breached any provision of any code of conduct or ethics policy in effect at our company; provided, that in the case of subparagraph (ii) where such gross negligence and the effects of such gross negligence are capable of remedy by Mr. Thomas, there shall be no cause unless we provide Mr. Thomas with written notice reasonably detailing the purported basis for the cause and Mr. Thomas fails to remedy within 30 days after his receipt of such notice.

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

The following table summarizes the potential payments to Mr. Thomas assuming his employment with us is terminated or a change of control occurs on December 31, 2008, the last day of our fiscal year.

Benefits and Payments	Change of Control	Termination by us Without Cause
Base Salary	$0	$123,050
Bonus	$0	$0
Acceleration of Vesting of Options	100%	0
Number of Stock Options and Value (1)	72,576	0
Total	$0	$123,050

(1)	Value upon termination or change of control is calculated using a value of our common stock of $0.67 per share, the closing price of our common stock on December 31, 2008, the last trading day in the fiscal year ended December 31, 2008. At this price, Mr. Thomas would receive no additional value from the acceleration of the vesting of stock options as the exercise price of his options is $4.59 per share and $3.03 per share.

Jeffrey S. Boschwitz Vice President, North America Marketing and Sales

Pursuant to our employment agreement with Dr. Boschwitz, in the event of a change of control, all stock options held by Dr. Boschwitz which have not previously vested shall immediately vest and become fully exercisable.

If Dr. Boschwitz’s employment under his employment agreement is terminated by us for cause, or death or disability, or the term of the employment agreement expires, we will pay to Dr. Boschwitz his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses. If Dr. Boschwitz’s employment under the employment agreement is terminated by us without cause, then (i) we will pay to Dr. Boschwitz his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses, and (ii) we will pay Dr. Boschwitz severance consisting of a payment either in a lump sum or in up to four payments within six months after his termination in an amount equal to six months base salary.

Under the employment agreement, “cause” means that Dr. Boschwitz has (i) intentionally committed an act or omission that materially harms us, (ii) been grossly negligent in performance of his duties to us, (iii) committed an act of moral turpitude, (iv) committed an act of fraud or material dishonesty in discharging his duties to us, (v) breached any material provision of the employment agreement or any other agreement with our company that results in material harm to us, or (vi) breached any provision of any code of conduct or ethics policy in effect at our company; provided, that in the case of subparagraph (ii) where such gross negligence and the effects of such gross negligence are capable of remedy by Dr. Boschwitz, there shall be no cause unless we provide Dr. Boschwitz with written notice reasonably detailing the purported basis for the cause and Dr. Boschwitz fails to remedy within 30 days after his receipt of such notice.

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

The following table summarizes the potential payments to Dr. Boschwitz assuming his employment with us is terminated or a change of control occurs on December 31, 2008, the last day of our fiscal year.

Benefits and Payments	Change of Control	Termination by us Without Cause
Base Salary	$0	$115,000
Bonus	$0	$0
Acceleration of Vesting of Options	100%	0
Number of Stock Options and Value (1)	42,708	0
Total	$0	$115,000

(1)	Value upon termination or change of control is calculated using a value of our common stock of $0.67 per share, the closing price of our common stock on December 31, 2008, the last trading day in the fiscal year ended December 31, 2008. At this price, Dr. Boschwitz would receive no additional value from the acceleration of the vesting of stock options as the exercise price of his options is $3.25.

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to agreements we have with them for the fiscal year ended December 31, 2008, other than Thomas A. Bologna, our President and Chief Executive Officer.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
James Beery	34,000	71,994	(2)	—		105,994
Sidney M. Hecht, Ph.D.	38,000	82,794	(3)	—		120,794
Kenneth D. Noonan, Ph.D.	26,500	53,869	(4)	150,000	(5)	230,369
Nicole S. Williams	71,163	86,393	(6)	—		157,556
George H. Poste, DVM, Ph.D	88,500	53,996	(7)	—		142,496

(1)	See Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for details as to the assumptions used to determine the fair value of option awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.
(2)	Consists of $10,470, $24,887, $21,880 and $14,757 representing the compensation expense incurred by us in fiscal year 2008 in connection with grants of options to Mr. Beery to purchase 10,537, 35,971, 19,343 and 36,175 shares of common stock on June 8, 2005, July 6, 2006, June 21, 2007 and June 5, 2008, respectively, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions. As of December 31, 2008, the last day of our fiscal year, there are outstanding options for the purchase of 115,583 shares of common stock, 68,771 of which are vested, issued to Mr. Beery. During 2008, Mr. Beery received options to purchase 36,175 shares of common stock with a grant date fair value of $77,342.
(3)	Consists of $12,041, $28,621, $25,162, and $16,970, representing the compensation expense incurred by us in fiscal year 2008 in connection with grants of options to Dr. Hecht to purchase 12,118, 41,367, 22,244 and 41,601 shares of common stock on June 8, 2005, July 6, 2006, June 21, 2007 and June 5, 2008, respectively, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions. As of December 31, 2008, the last day of our fiscal year, there are outstanding options for the purchase of 145,825 shares of common stock, 91,993 of which are vested, issued to Dr. Hecht. During 2008, Dr. Hecht received options to purchase 41,601 shares of common stock with a grant date fair value of $88,943.
(4)	Consists of $7,835, $18,621, $16,371 and $11,042, representing the compensation expense incurred by us in fiscal year 2008 in connection with grants of options to Dr. Noonan to purchase 7,903, 26,978, 14,507 and 27,131 shares of common stock on June 8, 2005, July 6, 2006, June 21, 2007 and June 5, 2008, respectively, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions. As of December 31, 2008, the last day of our fiscal year, there are outstanding options for the purchase of 91,532 shares of common stock, 56,424 of which are vested, issued to Dr. Noonan. During 2008, Dr. Noonan received options to purchase 27,131 shares of common stock with a grant date fair value of $58,006.

(5)	Represents fees paid in 2008 to L.E.K. Consulting LLP, of which Dr. Noonan is a partner, pursuant to a consulting agreement. See “Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions” below.
(6)	Consists of $12,565, $29,864, $26,256 and $17,708, representing the compensation expense incurred by us in fiscal year 2008 in connection with grants of options to Ms. Williams to purchase 12,645, 43,165, 23,211 and 43,410 shares of common stock on June 8, 2005, July 6, 2006, June 21, 2007 and June 5, 2008, respectively, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions. As of December 31, 2008, the last day of our fiscal year, there are outstanding options for the purchase of 143,062 shares of common stock, 86,889 of which are vested, issued to Ms. Williams. During 2008, Ms. Williams received options to purchase 43,410 shares of common stock with a grant date fair value of $92,811.
(7)	Consists of $7,853, $18,666, $16,410 and $11,067, representing compensation expense incurred by us in fiscal year 2008 in connection with the grant of options for service as a director to Dr. Poste to purchase 7,903, 26,978, 14,507 and 27,131 shares of common stock on June 8, 2005, July 6, 2006, June 21, 2007 and June 5, 2008, calculated in accordance with SFAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions. As of December 31, 2008, the last day of our fiscal year, there are outstanding options for the purchase of 150,999 shares of common stock, 115,891 of which are vested, issued to Dr. Poste. During 2007, Dr. Poste received options to purchase 27,131 shares of common stock with a grant date fair value of $58,006.

Director Compensation Policy

Mr. Bologna, our President and Chief Executive Officer, is not paid any fees or other compensation for services as a member of our Board of Directors or of any committee of our Board of Directors.

Cash Compensation

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

Unless otherwise approved by the Board of Directors, any other committees of the Board of Directors shall be treated at the same level of the Compensation Committee.

Equity Compensation

Non-employee members of the Board of Directors and committee members automatically receive stock option grants both upon initially joining the Board of Directors or a committee thereof and on an annual basis in accordance with the following schedule, which grants are non-qualified stock options under our Amended and Restated 2005 Stock Plan, which typically vest in monthly increments over three years:

Board of Directors:

Initial grant	$100,000
Annual grant	$75,000

(1)    The number of options is determined based on 30-day trailing average stock price (i.e., $100,000 divided by the 30-day trailing average stock price on date of grant).

(2)    Exercise price shall be equal to fair market value on date of grant as determined pursuant to the equity compensation plan under which the options are granted.

(3)    After initial grant, director(s) must be in position for at least 3 months before qualifying for any annual grant.

Audit Committee:

Initial/annual grant-Chairperson	$35,000
Initial/annual grant -committee members	$25,000

(1)    The number of options is determined based on 30-day trailing average stock price (i.e., $35,000 divided by the 30-day trailing average stock price on date of grant).

(2)    Exercise price shall be equal to fair market value on date of grant as determined pursuant to the equity compensation plan under which the options are granted.

(3)    After initial grant, director(s) must be in position for at least 3 months before qualifying for any annual grant.

Compensation Committee:

Initial/annual grant-Chairperson	$15,000
Initial/annual grant -committee members	$10,000

(1)    The number of options is determined based on 30-day trailing average stock price (i.e., $15,000 divided by the 30-day trailing average stock price on date of grant).

(2)    Exercise price shall be equal to fair market value on date of grant as determined pursuant to the equity compensation plan under which the options are granted.

(3)    After initial grant, director(s) must be in position for at least 3 months before qualifying for any annual grant.

Unless otherwise approved by the Board of Directors, any other committees of the Board of Directors shall be treated at the same level of the Compensation Committee.

Expense Reimbursement

We reimburse each member of our Board of Directors who is not an employee for reasonable travel and other expenses in connection with attending meetings of the Board of Directors.

Employee Benefit Plans

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

The following table sets forth the beneficial ownership of our common stock as of March 31, 2009, for (a) each stockholder known by us to own beneficially more than 5% of our common stock; (b) each of our directors; (c) each executive officer named in the Summary Compensation Table set forth in Item 11; (d) and all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within the 60-day period following March 31, 2009 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 29,966,562 shares of common stock outstanding on March 31, 2009. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Unless otherwise indicated, the address for each director and current executive officer is c/o Orchid Cellmark Inc., 4390 U.S. Route One, Princeton, New Jersey 08540.

	Amount and Nature of Beneficial Ownership Common Stock
5% Holders, Directors and Executive Officers	Number (1)		Percent
Accipiter Capital Management LLC 666 Fifth Avenue, 35th Floor New York, NY 10103-0001 (2)	4,397,772	(3)	14.7%

Bridger Management, LLC 90 Park Avenue, 40th Floor New York, NY 10016 (4)	3,962,179	(3)	13.2%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019-2578	2,345,522	(3)	7.8%

Samana Capital L.P. 283 Greenwick Avenue Greenwick, CT 06830 (5)	2,159,652	(3)	7.2%
James Beery (6)	81,477		*
Thomas A. Bologna (7)	646,501		2.1%
Jeffrey Boschwitz (6)	12,500		*
Sidney M. Hecht, Ph.D. (8)	110,403		*
Kenneth D. Noonan, Ph.D. (6)	65,953		*
George H. Poste, DVM, Ph.D. (6)	125,419		*
James F. Smith (9)	38,557		*
William J. Thomas (10)	33,810		*
Nicole S. Williams (6)	102,136		*
All current directors and executive officers as a group (nine persons) (11)	1,216,756		3.9%

*	Represents beneficial ownership of less than 1% of the common stock outstanding.
(1)	Attached to each share of common stock is a preferred share purchase right to acquire one one-hundredth of a share of our series A junior participating preferred stock, par value $.001 per share, which preferred share purchase rights are not presently exercisable.
(2)	Represents shares owned by Accipiter Life Sciences Fund, LP (“ALSF”), Accipiter Life Sciences Fund (Offshore), Ltd. (“Offshore”), Accipiter Life Sciences Fund II, LP (“ALSF II”), Accipiter Life Sciences Fund II (Offshore), Ltd., which is in voluntary liquidation, and Accipiter Life Sciences Fund II (QP), LP (“QP II”). Accipiter Capital Management, LLC (“Management”) is the investment manager of Offshore. Candens Capital, LLC (“Candens”) is the general partner of ALSF, ALSF II and QP II. Gabe Hoffman is the managing member of each of Management and Candens. As a result, Gabe Hoffman, Management and Candens may be deemed to be the beneficial owners of all shares held by ALSF, ALSF II, Offshore and QP II.
(3)	The number of shares is calculated as of the most recent filing on Schedule 13G with the Securities and Exchange Commission by the stockholder.

(4)	Represents shares of common stock held by accounts managed by Bridger Management, LLC. Robert C. Mignone is the managing member of each of Bridger Management, LLC. As a result, Mr. Mignone and Bridger Management, LLC may be deemed to be the beneficial owners of all shares managed by Bridger Management, LLC. One of the accounts managed by Bridger Management, LLC, Swiftcurrent Offshore, Ltd., located at Cayman Corporate Centre, 27 Hospital Road, P.O. Box 1748GT, George Town, Grand Cayman, Cayman Islands, beneficially owns 2,471,579 shares of such common stock, or 8.2% of the outstanding shares of common stock.
(5)	Morton Holdings, Inc. (“MH”) is the general partner of Samana Capital, L.P. Each of MH and Philip B. Korsant may be deemed to beneficially own the common stock as a result of the direct or indirect power to vote or dispose of such stock.
(6)	Represents shares of common stock subject to options exercisable within the 60-day period following March 31, 2009.
(7)	Includes 495,729 shares of common stock subject to options exercisable within the 60-day period following March 31, 2009.
(8)	Includes 106,603 shares of common stock subject to options exercisable within the 60-day period following March 31, 2009.
(9)	Includes 35,457 shares of common stock subject to options exercisable within the 60-day period following March 31, 2009.
(10)	Includes 32,810 shares of common stock subject to options exercisable within the 60-day period following March 31, 2009.
(11)	Includes 1,058,084 shares of common stock subject to options exercisable within the 60-day period following March 31, 2009.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders
1995 Stock Incentive Plan	228,723	18.24	—
Amended and Restated 2005 Stock Plan	1,954,081	5.56	1,687,816
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,162,804	6.79	1,687,816

(1)	Includes options to purchase 25,217 shares of our common stock issued under the plans that were cancelled between December 31, 2008 and March 31, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Pursuant to the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any of the following persons has or will have a direct or indirect material interest:

•	our executive officers;

•	our directors;

•	the beneficial owners of more than 5% of our securities;

•	the immediate family members of any of the foregoing persons; and

•	any other persons whom the Board determines may be considered related persons.

For purposes of these procedures, “immediate family members” means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law, and any person (other than a tenant or employee) sharing the household with the executive officer, director or more than 5% beneficial owner.

Except as described below, in 2008 there has not been nor is there currently proposed, any other transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

During the second quarter of 2008, we entered into a consulting agreement with L.E.K. Consulting LLP (L.E.K), of which Kenneth Noonan, Ph.D., a director of the Company, is a partner. We paid L.E.K. fees of $150,000 in connection with their services, which were completed during the third quarter of 2008.

Director Independence

In accordance with the rules and regulations of The NASDAQ Stock Market LLC, our Board of Directors affirmatively determines the independence of each director in accordance with guidelines it has adopted, which include all elements of independence under the definition promulgated by The NASDAQ Stock Market LLC.

Based on these standards, the Board of Directors determined that each of the following non-employee directors is an “independent director” as defined by The NASDAQ Stock Market LLC and has no relationship with us, except as a director and/or stockholder or as disclosed above: Mr. Beery, Dr. Hecht, Dr. Noonan and Ms. Williams.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2007 and December 31, 2008, respectively, and fees billed for other services rendered by Grant Thornton LLP during those respective periods.

	2007	2008
Audit fees	$785,270	$806,350
Audit-related fees	54,910	0
Tax fees	0	0
All other fees	0	0

Total	$840,180	$806,350

Audit Fees

Fees incurred by us for professional services rendered by Grant Thornton LLP for the audit of the annual consolidated financial statements included in our Annual Report on Form 10-K, for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and for the audit of internal control over financial reporting required under the Sarbanes-Oxley Act of 2002 were $785,270 and $806,350 for 2007 and 2008, respectively.

Audit-Related Fees

We paid Grant Thornton LLP $54,910 in 2007 for services related to a transaction. We paid no audit-related fees to Grant Thornton LLP in 2008.

Tax Fees

We paid no fees associated with tax compliance and tax consultation to Grant Thornton in 2007 and 2008.

All Other Fees

We paid no other fees to Grant Thornton LLP in 2007 and 2008.

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

The services set forth under “Audit-Related Fees” were pre-approved by the Audit Committee in accordance with the policies stated above.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements.

Item 15(1) is not being amended by this Amendment No. 1 to Annual Report on Form 10-K/A, and no financial statements are being filed with this Amendment No. 1 to Annual Report on Form 10-K/A. Please see Item 15(1) of our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 16, 2009.

(2) Financial Statement Schedules.

Item 15(2) is not being amended by this Amendment No. 1 to Annual Report on Form 10-K/A, and no financial statement schedules are being filed with this Amendment No. 1 to Annual Report on Form 10-K/A. Please see Item 15(2) of our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 16, 2009.

(3) Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)

3.2(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)

3.3(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 14, 2002 (filed as Exhibit 3.3)

3.4(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated March 30, 2004 (filed as Exhibit 4.10)

3.5(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 14, 2005 (filed as Exhibit 4.11)

3.6(1)	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)

3.7(3)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)

3.8(4)	Third Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1)

4.1(5)	Specimen certificate for share of common stock (filed as Exhibit 4.1)

4.2(6)	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1)

4.3(3)	First Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)

10.1(8)††	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

Exhibit Number	Description
10.2(8)††	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

10.3(9)††	The Amended and Restated 2005 Stock Plan and the form of stock option agreement for non-statutory and incentive stock options (filed as Exhibits 99.1, 99.2 and 99.3, respectively)

10.4(8)††	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)

10.5(10)††	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)

10.6(10)††	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)

10.7(10)††	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)

10.8(3)	Securities Purchase Agreement by and among the Registrant and the purchasers set forth on the execution pages thereof, dated as of March 31, 2003 (filed as Exhibit 10.1)

10.9(3)	Registration Rights Agreement, dated as of March 31, 2003 (filed as Exhibit 10.2)

10.10(7)	Form of Securities Purchase Agreement dated February 26, 2004 between the Registrant and investors (filed as Exhibit 10.1)

10.11(11)	Securities Purchase Agreement dated November 20, 2006 among the Registrant and the investors listed on the Schedule of Investors attached thereto (filed as Exhibit 10.1)

10.12(12)†	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs (filed as Exhibit 10.22)

10.13(12)†	Agreement dated July 15, 2002 between the Registrant and Forensic Alliance Limited (filed as Exhibit 10.23)

10.14(12)†	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology (filed as Exhibit 10.25)

10.15(12)†	Exclusive Patent License Agreement dated February 25, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.26)

10.16(12)†	Settlement Agreement dated August 6, 2002 between the Registrant and Saint Louis University (filed as Exhibit 10.27)

10.17(12)	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.28)

10.18(18)††	Director Compensation Policy, effective January 1, 2004 (filed as Exhibit 10.18)

10.19(13)	NWI Lease Agreement between the Registrant and NWI Warehouse Group L.P. dated February 15, 1996 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.1)

10.20(13)	Lease Agreement Amendment No. 1 between the Registrant and Duke-Weeks Realty L.P. dated January 23, 2001 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.2)

10.21(13)	Lease Agreement Amendment No. 2 between the Registrant and Duke Realty Limited Partnership dated August 8, 2005 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.3)

Exhibit Number	Description
10.22(13)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective October 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.4)

10.23(13)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective December 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.5)

10.24(14)††	Employment Agreement dated March 8, 2006 between the Registrant and Thomas A. Bologna (filed as Exhibit 99.1)

10.25(15)	Letter Agreement by and between 300 CRA, LLC and the Registrant, dated January 18, 2005 (filed as Exhibit 10.27)

10.26(15)	Amendment No. 1 to Lease Agreement by and between Bellemead Development Corporation and the Registrant, dated November 1, 2005 (filed as Exhibit 10.28)

10.27(15)†	Letter Agreement and Product Loan Agreement between the Registrant and Applera Corporation through its Applied Biosystems Group, dated January 5, 2006 (filed as Exhibit 10.30)

10.28(16)††	Severance Agreement dated April 24, 2006 between the Registrant and Paul J. Kelly (filed as Exhibit 99.1)

10.29(17)††	Addendum to Employment Agreement dated December 8, 2006 between the Registrant and Thomas A. Bologna (filed as Exhibit 10.33)

10.30(18)††	Employment Agreement dated as of October 5, 2007 between the Registrant and James F. Smith (filed as Exhibit 10.31)

10.31(18)††	Employment Agreement dated as of November 19, 2007 between the Registrant and William J. Thomas (filed as Exhibit 10.33)

10.32(18)	Stock Purchase and Sale Agreement dated as of October 19, 2007 among the Registrant and the shareholders of ReliaGene Technologies, Inc. (filed as Exhibit 10.32)

10.33(19)††	Employment Agreement dated as of May 13, 2008 between the Registrant and Jeffrey S. Boschwitz (filed as Exhibit 10.1)

21.1(20)	Subsidiaries of the Registrant (filed as Exhibit 21.1)

23.1(20)	Consent of Grant Thornton LLP (filed as Exhibit 23.1)

23.2(20)	Consent of KPMG LLP (filed as Exhibit 23.2)

31.1(20)	Certification of Principal Executive Officer dated March 16, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1)

31.1.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(20)	Certification of Principal Financial and Accounting Officer dated March 16, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2)

31.2.1	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(20)	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1)

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment thereof.
††	Management or compensatory plan.
(1)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC on August 14, 2002 (File No. 000-30267).
(2)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-8 as filed with the SEC on June 29, 2005 (File No. 333-126227).
(3)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2003 (File No. 000-30267).
(4)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on September 7, 2007 (File No. 000-30267).
(5)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 as filed with the SEC on November 14, 2001 (File No. 000-30267).
(6)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s registration statement on Form 8-A as filed with the SEC on August 3, 2001 (File No. 000-30267).
(7)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on March 8, 2004 (File No. 000-30267).
(8)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-1, as amended, as originally filed with the SEC on February 18, 2000 (File No. 333-30774).
(9)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on June 14, 2005 (File No. 000-30267).
(10)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-8 as filed with the SEC on January 15, 2002 (File No. 333-76744).
(11)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on November 21, 2006 (File No. 000-30267).
(12)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 as originally filed with the SEC on March 29, 2004 (File No. 000-30267).
(13)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 as filed with the SEC on November 9, 2005 (File No. 000-30267).
(14)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on March 9, 2006 (File No. 000-30267).
(15)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on May 24, 2006 (File No. 000-30267).
(16)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on April 27, 2006 (File No. 000-30267).
(17)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 15, 2007 (File No. 000-30267).
(18)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 12, 2008 (File No. 000-30267).
(19)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 as filed with the SEC on August 1, 2008 (File No. 000-30267).
(20)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the for the year ended December 31, 2008 as filed with the SEC on March 16, 2009 (File No. 000-30267).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID CELLMARK INC.

Date: April 30, 2009	By:	/s/ THOMAS A. BOLOGNA
Thomas A. Bologna
President and Chief Executive Officer
(Principal Executive Officer)