Form 10-Q
period 2009-03-31
ORCHID CELLMARK INC
filed 2009-05-07
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

As of May 5, 2009, the registrant had 29,966,562 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,406	$14,998
Accounts receivable, net	10,051	9,826
Inventory	1,289	1,262
Prepaids and other current assets	1,083	1,392

Total current assets	26,829	27,478
Fixed assets, net	5,411	5,859
Goodwill	9,320	9,336
Other intangibles, net	7,099	7,570
Other assets	438	406

Total assets	$49,097	$50,649

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,725	$2,544
Accrued expenses and other current liabilities	2,544	2,288
Current portion of long-term debt	302	338
Deferred revenue	981	842

Total current liabilities	5,552	6,012
Other liabilities	254	269

Total liabilities	5,806	6,281
Commitments and contingencies
Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued 30,098,269 shares at March 31, 2009 and December 31, 2008	30	30
Additional paid-in capital	371,701	371,377
Accumulated other comprehensive loss	(1,209)	(980)
Treasury stock at cost, 163,259 shares of common stock at March 31, 2009 and December 31, 2008	(1,587)	(1,587)
Accumulated deficit	(325,644)	(324,472)

Total stockholders’ equity	43,291	44,368

Total liabilities and stockholders’ equity	$49,097	$50,649

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended March 31, 2009 and 2008

(In thousands, except per share data)

(Unaudited)

	2009	2008
Revenues:
Service revenues	$13,844	$14,395
Other revenues	121	132

Total revenues	13,965	14,527

Operating expenses:
Cost of service revenues	9,180	10,436
Research and development	159	220
Marketing and sales	1,165	1,572
General and administrative	4,015	4,692
Amortization of intangible assets	462	477

Total operating expenses	14,981	17,397

Operating loss	(1,016)	(2,870)
Other income (expense):
Interest income	9	151
Interest expense	(3)	(13)
Other income (expense), net	(19)	212

Total other income (expense), net	(13)	350

Loss before income tax expense	(1,029)	(2,520)
Income tax expense (benefit)	143	(246)

Net loss	$(1,172)	$(2,274)

Basic and diluted net loss per share	$(0.04)	$(0.08)

Shares used in computing basic and diluted net loss per share	29,935	29,934

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,172)	$(2,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	324	298
Depreciation and amortization	974	1,181
Bad debt expense	52	(32)
Changes in assets and liabilities:
Accounts receivable	(313)	(445)
Inventory	(27)	(28)
Prepaids and other assets	277	549
Accounts payable	(819)	(383)
Accrued expenses and other current liabilities	256	(86)
Deferred revenue	139	28
Other liabilities	(15)	(471)

Net cash used in operating activities	(324)	(1,663)

Cash flows from investing activities:
Capital expenditures	(108)	(73)

Net cash used in investing activities	(108)	(73)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	1
Repayment of debt	(36)	(76)

Net cash used in financing activities	(36)	(75)

Effect of foreign currency translation on cash and cash equivalents	(124)	(51)

Net decrease in cash and cash equivalents	(592)	(1,862)
Cash and cash equivalents at beginning of period	14,998	20,918

Cash and cash equivalents at end of period	$14,406	$19,056

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Three months ended March 31, 2009

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount

Balance at January 1, 2009	30,098	$30	$371,377	$(980)	$(1,587)	$(324,472)	$44,368
Net loss	—	—	—	—	—	(1,172)	(1,172)
Foreign currency translation adjustment	—	—	—	(229)	—	—	(229)

Comprehensive loss							(1,401)

Stock-based compensation expense	—	—	324	—	—	—	324

Balance at March 31, 2009	30,098	$30	$371,701	$(1,209)	$(1,587)	$(325,644)	$43,291

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, as amended (the Annual Report), as filed with the Securities and Exchange Commission (SEC) on March 16, 2009.

There have been no changes to the Company’s critical accounting policies as disclosed in the Annual Report.

(2) Net Loss per Share

Net loss per share is computed in accordance with Statement of Financial Accounting Standards (FAS) No. 128, Earnings Per Share, by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options that have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are equal.

(3) Inventory

Inventory is comprised of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$777	$832
Work in progress	507	426
Finished goods	5	4

	$1,289	$1,262

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(4) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the three months ended March 31, 2009 (in thousands):

Balance as of January 1, 2009	$9,336
Effect of foreign currency translation	(16)

Balance as of March 31, 2009	$9,320

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the Company’s other intangible assets at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009			December 31, 2008
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Customer list	$6,726	$(4,311)	$2,415	$6,741	$(4,178)	$2,563
Patents and know-how	4,893	(2,923)	1,970	4,894	(2,820)	2,074
Trademark/tradename	4,181	(2,810)	1,371	4,194	(2,731)	1,463
Base technology	5,971	(4,634)	1,337	5,978	(4,516)	1,462
Non-compete agreements	20	(14)	6	20	(12)	8

Totals	$21,791	$(14,692)	$7,099	$21,827	$(14,257)	$7,570

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $(34) thousand and $4 thousand as of March 31, 2009 and December 31, 2008, respectively.

(5) Fixed Assets

Fixed assets are comprised of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Laboratory equipment	$13,596	$13,405
Leasehold improvements	6,069	5,454
Computers and software	4,526	6,122
Furniture and fixtures	1,579	1,529

Leasehold improvements	25,770	26,510
Less accumulated depreciation and amortization	(20,359)	(20,651)

	$5,411	$5,859

Depreciation expense for the Company’s fixed assets for the three months ended March 31, 2009 and 2008 was $512 thousand and $704 thousand, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
VAT and other taxes	$975	$966
Professional fees	543	441
Employee compensation	523	376
Facility related accruals	220	273
Other	283	232

	$2,544	$2,288

(7) Income Taxes

As of March 31, 2009 and December 31, 2008, the Company has no unrecognized income tax benefits related to uncertain tax positions. During the three months ended March 31, 2008, as a result of expired statutes of limitations, the Company recognized a previously unrecognized income tax benefit of $175 thousand. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005 to 2008 remain open to examination by the United Kingdom (UK) taxing authorities and the tax years 2005 to 2008 remain open to examination by the US taxing authorities. The Company is currently undergoing a tax review by UK taxing authorities for the 2005 tax year, which the Company does not expect to result in any additional tax liabilities. In addition, the US taxing authorities may examine the tax years from the Company’s inception in 1995 through 2004, but are generally barred from adjusting the tax liabilities in excess of the net operating losses generated in any of those tax years.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(8) Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted all the provisions of FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The adoption of FAS 157 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FAS No. 141 (revised 2007), Business Combinations (FAS 141(R)), which replaces FAS No. 141, Business Combinations. FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009.

Effective January 1, 2009, the Company adopted FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS 142. FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other GAAP. The measurement provisions of this standard apply only to intangible assets of the Company acquired on or after January 1, 2009.

Effective January 1, 2009, the Company adopted FSP Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FSP No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of FAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

(9) Comprehensive Income/Loss

Comprehensive income/loss is comprised of net earnings and foreign currency translation adjustments. Total comprehensive loss for the three months ended March 31, 2009 and 2008 was $1.4 million and $2.3 million, respectively.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The difference from net loss for the three months ended March 31, 2009 and 2008 consists of foreign currency translation adjustments. Accumulated other comprehensive loss as reflected in the consolidated balance sheets consists of cumulative foreign currency translation adjustments.

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

The Company is a defendant in litigation pending in the Southern District of New York entitled Enzo Biochem, Inc. et al. (Enzo) v. Amersham PLC, et al. (Amersham), filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products and (iii) are liable for unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

sought from the Company. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in the Company’s favor on its construction of the patents asserted against the Company, and the co-defendants, including the Company, moved for summary judgment on all claims against it in January 2007. A hearing on the defendants’ motions for summary judgment occurred on July 17-18, 2007, and the Court reserved ruling on the motions, taking them under advisement. Such matter has been delayed due to the death of the judge and the assignment of a new judge.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our operations in the US accounted for 54% and 56% of our total revenues for the three months ended March 31, 2009 and 2008, respectively. We continue to experience significant price competition in our forensics and paternity testing businesses. As a result, we are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of samples that need to be retested. In addition, we believe that our forensic and paternity laboratory testing volumes, combined with the business that we acquired as part of the acquisition of ReliaGene Technologies Inc., or ReliaGene, have increased our operational efficiencies.

Our operations in the UK accounted for 46% and 44% of our total revenues for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2008, 32% of our UK revenues and 14% of our total revenues were derived through our agreement with LGC Ltd., or LGC, which is no longer considered a significant customer of ours. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our prior agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC. LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us on a subcontract basis. We continue to provide some DNA testing services to police forces through LGC on a limited basis. We also continue to focus on providing our services directly to UK police forces. In 2007, we were successful in winning forensic work with different UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK’s Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. We believe that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from LGC to directly providing these services to police forces in the UK. In addition, we expect approximately 29 police forces in the UK to tender their work through the UK’s National Procurement Plan. To date, we have submitted two tenders under the National Procurement Plan, with tendering expected to continue through a 24-month period.

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

Our operating results improved for the three months ended March 31, 2009 as compared to the same period in 2008. Overall, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, total revenues decreased approximately 4%, while gross margin, as percentage of service revenues, increased from approximately 28% to approximately 34%. For the three months ended March 31, 2009 as compared to the same period in 2008, our UK revenues increased by approximately 1% as a result of increased forensics revenues, despite being unfavorably impacted approximately 27% as a result of the exchange rate movement of the British pound as compared to the US dollar. In the US we experienced increased revenues in our forensic casework testing services, due to increased volume, and government paternity testing services, which increased primarily due to the acquisition of ReliaGene. The increased revenues in our US forensic casework testing services and government paternity testing services were more than offset by a significant decrease in testing services involving DNA profile uploads into the Combined DNA Index System, or CODIS, and individual state databases. The increase in gross margin, as a percentage of service revenue, was the result of added sample volumes for our forensics testing services in the UK and forensics casework testing services and government paternity testing services in the US, as well as reductions in personnel and supply expenses. For the three months ended March 31, 2009, our operating expenses, other than cost of service revenues, decreased by approximately 17% as compared to the same period in 2008, as a result of decreased general and administrative and marketing and sales expenses, in particular decreased personnel costs and professional fees, as well as the impact of the exchange rate movement of the British pound as compared to the US dollar.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended March 31, 2009 and 2008:

	(In thousands)			% Change
	2009	2008	$ Change
Total revenues	$13,965	$14,527	$(562)	(4)%
Cost of service revenues	9,180	10,436	(1,256)	(12)
Research and development	159	220	(61)	(28)
Marketing and sales	1,165	1,572	(407)	(26)
General and administrative	4,015	4,692	(677)	(14)
Amortization of intangible assets	462	477	(15)	(3)
Total other income (expense), net	(13)	350	(363)	>(100)
Income tax expense (benefit)	143	(246)	389	>(100)
Net loss	(1,172)	(2,274)	1,102	(48)

Revenues

Total revenues for the three months ended March 31, 2009 of $14.0 million represented a decrease of $562 thousand, or approximately 4%, as compared to revenues of $14.5 million for the comparable period in 2008.

Our US service revenues for the three months ended March 31, 2009 of $7.4 million decreased by $605 thousand, or approximately 8%, as compared to $8.0 million for the comparable period in 2008, primarily due to a significant decrease in CODIS business, which we believe to be a temporary decline as state backlogs continue to build. We believe that a contributing factor to these backlogs is the transition in the bidding process that has given the states a more decisive role in deciding to whom they can outsource their CODIS business. This decrease was partly offset by increases in revenues from our forensic casework and government paternity testing services due to increased volume.

Revenues from our UK-based testing services of $6.4 million for the three months ended March 31, 2009 increased by $54 thousand, or approximately 1%, as compared to the comparable period in 2008. For the three months ended March 31, 2009, as compared to the comparable period in 2008, our UK revenues were unfavorably impacted approximately 27% as a result of the exchange rate movement of the British pound as compared to the US dollar. Despite the adverse effect of exchange rate movements, our UK-based revenue increase was driven by an increase in forensics revenues, as work awarded under the North West/South West and Wales regional tender and pilot work has replaced and surpassed revenues previously generated under our expired LGC agreement. Partly offsetting the forensics revenue increase, we experienced revenue declines due to decreased volume in agricultural and immigration testing services.

We previously performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with LGC. For the three months ended March 31, 2008, 32% of our UK revenues and 14% of our total revenues were derived through our agreement with LGC, which is no longer considered a significant customer of ours. Our agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC. LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us on a subcontract basis. We continue to provide some DNA testing services to police forces through LGC on a limited basis. We also continue to focus on providing our services directly to UK police forces. In 2007, we were successful in winning forensic work with different UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and PACE samples for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. In addition, we expect approximately 29 police forces in the UK to tender their work through the UK’s National Procurement Plan. To date, we have submitted two tenders under the National Procurement Plan, with tendering expected to continue through a 24-month period.

During the three months ended March 31, 2009 and 2008, we recognized $121 thousand and $132 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues was $9.2 million, or approximately 66% of service revenues, for the three months ended March 31, 2009, compared to $10.4 million, or approximately 72% of service revenues, for three months ended March 31, 2008. For three months ended March 31, 2009, as compared to the comparable period in 2008, our UK cost of service revenues were favorably impacted approximately 27% as a result of the exchange rate movement of the British pound as compared to the US dollar. On a local currency basis, UK cost of service revenues increased as a result of increased personnel and supply expenses. In the US, cost of service revenues decreased due to lower personnel costs and to lower lab supply costs as a result of process improvements. Our gross margin percentage increased by approximately 6% from 28% for the three months ended March 31, 2008 to 34% for the three months ended March 31, 2009. This increase is a result of added sample volumes for our forensics testing services in the UK and forensics casework testing services and government paternity testing services in the US, productivity enhancements in the US and the UK, as well as reductions in personnel and supply expenses in the US.

Research and Development

Research and development expenses for the three months ended March 31, 2009 and 2008 were $159 thousand and $220 thousand, respectively. The decrease in research and development expenses was primarily due to reduced personnel costs and the impact of the exchange rate movement of the British pound as compared to the US dollar.

Marketing and Sales

Marketing and sales expenses for the three months ended March 31, 2009 and 2008 were $1.2 million and $1.6 million, respectively. The decrease in marketing and sales expenses was primarily due to decreased personnel costs and the impact of the exchange rate movement of the British pound as compared to the US dollar.

General and Administrative

General and administrative expenses for the three months ended March 31, 2009 and 2008 were $4.0 million and $4.7 million, respectively. The decrease in general and administrative expenses was primarily due to a decreases in professional fees, the elimination of ReliaGene’s corporate overhead and the impact of the exchange rate movement of the British pound as compared to the US dollar.

Amortization of Intangible Assets

During the three months ended March 31, 2009 and 2008, we recorded $462 thousand and $477 thousand of amortization expense, respectively.

Total Other Income (Expense), Net

Interest income for the three months ended March 31, 2009 was $9 thousand, compared to $151 thousand during the same period of the prior year, due to lower interest rates and lower average cash balances in 2009.

Interest expense for the three months ended March 31, 2009 and 2008 was $3 thousand and $13 thousand, respectively. This interest expense was related to debt assumed as result of the acquisition of ReliaGene.

Other expense for the three months ended March 31, 2009 was $19 thousand, while other income for the three months ended March 31, 2008 was $212 thousand, primarily consisting of a non-cash gain from a reduction in the fair value of a lease guarantee liability.

Income Tax Expense

During the three months ended March 31, 2009, we recorded an income tax expense of $143 thousand primarily related to our UK business. During the three months ended March 31, 2008, we recorded an income tax benefit of $246 thousand, primarily as a result a write down in our unrecognized income tax benefits and corresponding recognition of an income tax benefit of $175 thousand. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the three months ended March 31, 2009, we reported a net loss of $1.2 million, which represented a decrease of 48% as compared to a net loss of $2.3 million for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had $14.4 million in cash and cash equivalents, as compared to $15.0 million as of December 31, 2008. Working capital decreased to $21.3 million at March 31, 2009 from $21.5 million at December 31, 2008. As of March 31, 2009, we had $302 thousand in short-term debt obligations.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the three months ended March 31, 2009 and 2008:

	(In thousands)			% Change
	2009	2008	$ Change
Cash used in:
Operating activities	$(324)	$(1,663)	$1,339	(81)%
Investing activities	(108)	(73)	(35)	48
Financing activities	(36)	(75)	39	(52)

Net cash used in operations for the three months ended March 31, 2009 was $324 thousand, compared with net cash used in operations of approximately $1.7 million for the comparable period in the prior year. The change in operating cash flows was mainly a result of a decreased net loss in the first quarter of 2009 as compared to 2008. Investing activities during the three months ended March 31, 2009 and 2008 consisted of capital expenditures, while financing activities during the three months ended March 31, 2009 and 2008 primarily consisted of repayments of debt obligations.

ReliaGene Debt

As part of the acquisition of ReliaGene on October 31, 2007, we assumed $948 thousand in debt comprised of a line of credit and various notes payable with outstanding balances of $260 thousand and $688 thousand, respectively. The line of credit was fully paid off during 2008 with a then outstanding balance of $170 thousand. The notes payable, which were secured by ReliaGene’s equipment, had interest rates ranging from 4.50% to 8.50% and maturity dates ranging from June 30, 2009 through September 5, 2011. As of March 31, 2009, the outstanding balance of the notes payable was $302 thousand, which was classified as current portion of long-term debt on the consolidated balance sheet. In April 2009, we fully paid off the ReliaGene notes payable, along with all accrued interest.

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

We believe that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. We may need to raise additional capital to fund future growth opportunities, including future acquisitions of businesses or technologies, or to operate our ongoing business activities if our future results of operations fall below our current expectations. However, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future operating needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot provide assurance that our business or operations will not change in a manner that would consume available resources more rapidly than currently anticipated. We also cannot provide assurance that we will not require substantial additional funding before we can achieve profitable operations.

Commitments and Contingencies

There were no material changes during the three months ended March 31, 2009 to our contractual obligations and commercial commitments as reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the three months ended March 31, 2009 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Pronouncements

Effective January 1, 2009, we adopted FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The adoption of FAS 157 did not have a material effect on our consolidated financial statements.

Effective January 1, 2009, we adopted FAS No. 141 (revised 2007), Business Combinations (FAS 141(R)), which replaces FAS No. 141, Business Combinations. FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009.

Effective January 1, 2009, we adopted FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS 142. FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other GAAP. The measurement provisions of this standard apply only to intangible assets acquired on or after January 1, 2009.

Effective January 1, 2009, we adopted FSP Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The implementation of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The implementation of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FSP No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of FAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The implementation of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. The implementation of this standard did not have a material impact on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and the investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. There has not been any significant change to the interest rate sensitivity analysis we performed as of December 31, 2008.

Foreign Currency Risk

Our business derives a substantial portion of its revenues from international operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, British pound. We record all of our US operational transactions, including cash inflows and outflows, in US dollars. We expect that international sales will continue to represent a significant portion of our revenues. The significant percentage of our revenues derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and while there is currently no material adverse impact to our financial results, future material adverse exchange rate movements would have an unfavorable translation impact on our consolidated financial results. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date. There has not been any significant change to the foreign currency sensitivity analysis we performed as of December 31, 2008.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of March 31, 2009, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of March 31, 2009 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective at that reasonable assurance level. However, our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations;

•	our expectation that a tax review by UK taxing authorities of the 2005 tax year would not result in any additional tax liabilities;

•	our belief that our forensic and paternity laboratory testing volumes, combined with those of ReliaGene, have increased our operational efficiencies;

•	our belief that the significant decrease in CODIS business is due to a temporary decline as state backlogs continue to build;

•

our belief that a contributing factor in the backlogs in CODIS business is the transition in the bidding process that has given the states a more decisive role in deciding to whom they can outsource their CODIS business;

•

our belief that our experience and reputation as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts;

•

our belief that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from LGC to directly providing DNA testing services to police forces in the UK;

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

•	our plan to continue to make investments in our business;

•	our expectation about our significant uses of liquidity;

•	our anticipation that we do not need to raise additional capital in 2009;

•	our expectation that the adoption of various recently issued accounting pronouncements will not have a material impact on our consolidated financial statements;

•	our expectation that international sales will continue to represent a significant portion of our revenues; and

•	our expectation that our disclosure controls and procedures or our internal control over financial reporting will not prevent all error and all fraud.

While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause actual results to vary materially, including the risks and uncertainties discussed throughout this Quarterly Report on Form 10-Q and the cautionary information set forth under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

Item 1A. RISK FACTORS

There have not been any material changes to the risk factors disclosed under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

ORCHID CELLMARK INC.

Date: May 7, 2009	By:	/s/ James F. Smith

James F. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.