Form 10-Q
period 2009-06-30
ORCHID CELLMARK INC
filed 2009-07-31
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 31, 2009, the registrant had 29,966,562 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,619	$14,998
Accounts receivable, net	10,833	9,826
Inventory	1,323	1,262
Prepaid and other current assets	954	1,392

Total current assets	29,729	27,478
Fixed assets, net	5,514	5,859
Goodwill	9,459	9,336
Other intangibles, net	6,713	7,570
Other assets	479	406

Total assets	$51,894	$50,649

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,435	$2,544
Accrued expenses and other current liabilities	3,078	2,288
Current portion of long-term debt	—	338
Deferred revenue	986	842

Total current liabilities	6,499	6,012
Other liabilities	237	269

Total liabilities	6,736	6,281

Commitments and contingencies

Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued 30,098,269 shares at June 30, 2009 and December 31, 2008	30	30
Additional paid-in capital	372,167	371,377
Accumulated other comprehensive income/loss	795	(980)
Treasury stock at cost, 163,259 shares of common stock at June 30, 2009 and December 31, 2008	(1,587)	(1,587)
Accumulated deficit	(326,247)	(324,472)

Total stockholders’ equity	45,158	44,368

Total liabilities and stockholders’ equity	$51,894	$50,649

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and six months ended June 30, 2009 and 2008

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Service revenues	$14,687	$15,164	$28,530	$29,559
Other revenues	—	60	121	192

Total revenues	14,687	15,224	28,651	29,751

Operating expenses:
Cost of service revenues	9,557	10,223	18,737	20,659
Research and development	192	206	351	426
Marketing and sales	1,216	1,551	2,380	3,123
General and administrative	3,730	4,359	7,745	9,051
Amortization of intangible assets	465	477	927	955

Total operating expenses	15,160	16,816	30,140	34,214

Operating loss	(473)	(1,592)	(1,489)	(4,463)
Other income (expense):
Interest income	33	94	42	246
Interest expense	1	(10)	(2)	(23)
Other income (expense)	(26)	284	(46)	496

Total other income (expense), net	8	368	(6)	719

Loss before income tax expense	(465)	(1,224)	(1,495)	(3,744)
Income tax expense (benefit)	138	(3)	280	(249)

Net loss	$(603)	$(1,221)	$(1,775)	$(3,495)

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.06)	$(0.12)

Shares used in computing basic and diluted net loss per share	29,935	29,935	29,935	29,935

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,775)	$(3,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	790	611
Loss on sale of assets	—	1
Depreciation and amortization	1,964	2,366
Bad debt expense	105	(30)
Changes in assets and liabilities:
Accounts receivable	(743)	(1,751)
Inventory	(61)	(323)
Prepaid and other assets	398	249
Accounts payable	(108)	(346)
Accrued expenses and other current liabilities	632	(52)
Income taxes payable	156	(543)
Deferred revenue	144	27
Other liabilities	(31)	(487)

Net cash provided by (used in) operating activities	1,471	(3,773)

Cash flows from investing activities:
Capital expenditures	(371)	(681)
Decrease in restricted cash	—	958

Net cash provided by (used in) investing activities	(371)	277

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	1
Repayment of debt	(338)	(142)

Net cash used in financing activities	(338)	(141)

Effect of foreign currency translation on cash and cash equivalents	859	(27)

Net increase (decrease) in cash and cash equivalents	1,621	(3,664)
Cash and cash equivalents at beginning of period	14,998	20,918

Cash and cash equivalents at end of period	$16,619	$17,254

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income/Loss

Six months ended June 30, 2009

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2009	30,098	$30	$371,377	$(980)	$(1,587)	$(324,472)	$44,368

Net loss	—	—	—	—	—	(1,775)	(1,775)

Foreign currency translation adjustment	—	—	—	1,775	—	—	1,775

Comprehensive income/loss							—

Stock-based compensation expense	—	—	790	—	—	—	790

Balance at June 30, 2009	30,098	$30	$372,167	$795	$(1,587)	$(326,247)	$45,158

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

(3) Inventory

Inventory is comprised of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$817	$832
Work in progress	499	426
Finished goods	7	4

	$1,323	$1,262

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(4) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the six months ended June 30, 2009 (in thousands):

Balance as of January 1, 2009	$9,336
Effect of foreign currency translation	123

Balance as of June 30, 2009	$9,459

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the Company’s other intangible assets at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009			December 31, 2008
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Customer list	$6,858	$(4,556)	$2,302	$6,741	$(4,178)	$2,563
Patents and know-how	4,902	(3,033)	1,869	4,894	(2,820)	2,074
Trademark/tradename	4,290	(2,973)	1,317	4,194	(2,731)	1,463
Base technology	6,035	(4,813)	1,222	5,978	(4,516)	1,462
Non-compete agreements	20	(17)	3	20	(12)	8

Totals	$22,105	$(15,392)	$6,713	$21,827	$(14,257)	$7,570

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $281 thousand and $4 thousand as of June 30, 2009 and December 31, 2008, respectively.

(5) Fixed Assets

Fixed assets are comprised of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Laboratory equipment	$14,488	$13,405
Leasehold improvements	6,610	6,122
Computers and software	5,024	5,454
Furniture and fixtures	1,671	1,529

Leasehold improvements	27,793	26,510
Less accumulated depreciation and amortization	(22,279)	(20,651)

	$5,514	$5,859

Depreciation expense for the Company’s fixed assets for the six months ended June 30, 2009 and 2008 was $1.0 million and $1.4 million, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
VAT and other taxes	$1,346	$966
Professional fees	508	441
Employee compensation	575	376
Facility related accruals	335	273
Restructuring and ReliaGene acquisition related accruals	—	40
Other	314	192

	$3,078	$2,288

(7) Income Taxes

As of June 30, 2009 and December 31, 2008, the Company has no unrecognized income tax benefits related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005 to 2008 remain open to examination by the United Kingdom (UK) taxing authorities and the tax years 2005 to 2008 remain open to examination by the US taxing authorities. The Company is currently undergoing a tax review by UK taxing authorities for the 2005 tax year, which the Company does not expect to result in any additional tax liabilities. In addition, the US taxing authorities may examine the tax years from the Company’s inception in 1995 through

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2004, but are generally barred from adjusting the tax liabilities in excess of the net operating losses generated in any of those tax years.

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

In May 2009, the FASB issued Statement No. 165, Subsequent Events (FAS 165). FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FAS 165 as of June 30, 2009, which was the required effective date. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements. The Company evaluated its June 30, 2009 financial statements for subsequent events through July 30, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

(9) Comprehensive Income/Loss

Comprehensive income/loss is comprised of net earnings and foreign currency translation adjustments. Total comprehensive income/(loss) for the three months ended June 30, 2009 and 2008 was $1.4 million and $(1.2) million, respectively and total comprehensive income/(loss) for the six months ended June 30, 2009 and 2008 was zero and $(3.5) million, respectively. The difference from net loss for the three and six months ended June 30, 2009 and 2008 consists of foreign currency translation adjustments. Accumulated other comprehensive loss as reflected in the consolidated balance sheets consists of cumulative foreign currency translation adjustments.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On June 5, 2008, the Company and Beckman Coulter, Inc., or Beckman, filed suit against Sequenom, Inc., or Sequenom, in the United States District Court for the Southern District of California alleging infringement of U.S. patent numbers 5,888,819, 6,004,744 and 6,537,748. This lawsuit seeks damages and injunctive relief. Sequenom filed an answer and counterclaims on August 15, 2008. A reply to the counterclaims was filed on August 29, 2008. On June 22, 2009, the parties filed a stipulation of dismissal which dismissed the lawsuit with prejudice.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our operations in the US accounted for 51% and 56% of our total revenues for the three months ended June 30, 2009 and 2008, respectively. We continue to experience significant price competition in our forensics and paternity testing businesses. As a result, we are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of samples that need to be retested. In addition, we believe that our forensic and paternity laboratory testing volumes, combined with the business that we acquired as part of the acquisition of ReliaGene Technologies Inc., or ReliaGene, have increased our operational efficiencies.

Our operations in the UK accounted for 49% and 44% of our total revenues for the three months ended June 30, 2009 and 2008, respectively. Prior to the three months ended June 30, 2008, a significant portion of our UK revenues were derived through our agreement with LGC Ltd., or LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our prior agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC. LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us on a subcontract basis. We continue to provide some DNA testing services to police forces through LGC on a limited basis. We also continue to focus on providing our services directly to UK police forces. In 2007, we were successful in winning forensic work with different UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK’s Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. We believe that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from LGC to directly providing these services to police forces in the UK. In addition, we expect the remaining police forces in the UK to tender their work through the UK’s National Procurement Plan with tendering expected to continue through at least a 24-month period.

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

Our operating results improved for the three months ended June 30, 2009 as compared to the same period in 2008. Overall, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, total revenues decreased approximately 4%, while gross margin, as percentage of service revenues, increased from approximately 33% to approximately 35%. For the three months ended June 30, 2009 as compared to the same period in 2008, our UK revenues increased by approximately 7% as a result of increased forensics revenues due to increased volume. In the US we experienced increased revenues in our forensic casework testing services, due to increased volume, and government paternity testing services. The increased revenues in our US forensic casework testing services and government paternity testing services were offset by a significant decrease in testing services involving DNA profile uploads into the Combined DNA Index System, or CODIS, and individual state databases. The increase in gross margin, as a percentage of service revenue, was the result of added sample volumes for our forensics testing services in the UK and forensics casework testing services and government paternity testing services in the US, as well as reductions in personnel and supply expenses. For the three months ended June 30, 2009, our operating expenses, other than cost of service revenues, decreased by approximately 15% as compared to the same period in 2008, as a result of decreased general and administrative and marketing and sales expenses, in particular decreased personnel costs and professional fees, as well as the impact of the exchange rate movement of the British pound as compared to the US dollar.

Our operating results also improved for the six months ended June 30, 2009 as compared to the same period in 2008. Overall, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, total revenues decreased approximately 4%, while gross margin, as a percentage of service revenues, increased from approximately 30% to approximately 34%. We experienced revenue increases in our UK forensic and immigration testing services and in our US forensic casework and government paternity testing services. The increased revenues in some of our testing services were offset by decreased revenues in our private paternity and CODIS individual state database testing services. The increase in gross margin, as a percentage of service revenue, was primarily a result of increased forensic testing services. Cost of service revenues decreased due to lower personnel costs and lower lab supply costs as a result of process improvements. For the six months ended June 30, 2009, our operating expenses, other than cost of service revenues, decreased by approximately 16% as compared to the same period in 2008, primarily as a result of decreased general and administrative expenses, due to lower professional fees including legal expenses related to a sizable state paternity contract that was awarded to us and protested by a competitor in 2008.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended June 30, 2009 and 2008:

	(In thousands)
	2009	2008	$ Change	% Change
Total revenues	$14,687	$15,224	$(537)	(4)%
Cost of service revenues	9,557	10,223	(666)	(7)
Research and development	192	206	(14)	(7)
Marketing and sales	1,216	1,551	(335)	(22)
General and administrative	3,730	4,359	(629)	(14)
Amortization of intangible assets	465	477	(12)	(3)
Total other income (expense), net	8	368	(360)	(98)
Income tax expense (benefit)	138	(3)	141	>100
Net loss	(603)	(1,221)	618	51

Revenues

Total revenues for the three months ended June 30, 2009 of $14.7 million represented a decrease of $537 thousand, or approximately 4%, as compared to revenues of $15.2 million for the comparable period in 2008.

Our US service revenues for the three months ended June 30, 2009 of $7.5 million decreased by approximately $1.0 million, or approximately 11%, as compared to $8.5 million for the comparable period in 2008, primarily due to a significant decrease in CODIS business, which we believe to be a temporary decline as state backlogs continue to build. We believe that a contributing factor to these backlogs is the transition in the bidding process that has given the states a more decisive role in deciding to whom and when they can outsource their CODIS business. This decrease was partly offset by increases in revenues from our forensic casework and government paternity testing services due to increased volume.

Revenues from our UK-based testing services of $7.1 million for the three months ended June 30, 2009 increased by $434 thousand, or approximately 7%, as compared to the comparable period in 2008. For the three months ended June 30, 2009, as compared to the comparable period in 2008, our UK revenues were unfavorably impacted approximately 21% as a result of the exchange rate movement of the British pound as compared to the US dollar. Despite the adverse effect of exchange rate movements, our UK-based revenue increase was driven by an increase in forensics revenues, as work awarded under the North West/South West and Wales’s regional tender and pilot work has replaced and surpassed revenues previously generated under our expired LGC agreement. Partly offsetting the forensics revenue increase, we experienced revenue declines due to the expected decrease in agricultural testing and decreased revenue in paternity testing services.

We previously performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with LGC. Prior to the three months ended June 30, 2008, a significant portion of our UK revenues were derived through our agreement with LGC Ltd., or LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC. LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us on a subcontract basis. We continue to provide some DNA testing services to police forces through LGC on a limited basis. We also continue to focus on providing our services directly to UK police forces. In 2007, we were successful in winning forensic work with different UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and PACE samples for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. In addition, we expect the remaining police forces in the UK to tender their work through the UK’s National Procurement Plan, with tendering expected to continue through at least a 24-month period.

During the three months ended June 30, 2009 and 2008, we recognized zero and $60 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $9.6 million, or approximately 65% of service revenues, for the three months ended June 30, 2009, compared to $10.2 million, or approximately 67% of service revenues, for three months ended June 30, 2008. For three months ended June 30, 2009, as compared to the comparable period in 2008, our UK cost of service revenues were favorably impacted approximately 21% as a result of the exchange rate movement of the British pound as compared to the US dollar. In the US, cost of service revenues decreased due to lower personnel costs and to lower lab supply costs as a result of process improvements. Our gross margin percentage increased by approximately 2% from 33% for the three months ended June 30, 2008 to 35% for the three months ended June 30, 2009. This increase is a result of added sample volumes for our forensics testing services in the UK and forensics casework testing services and government paternity testing services in the US, productivity enhancements in the US and the UK, as well as reductions in personnel and supply expenses in the US.

Research and Development

Research and development expenses for the three months ended June 30, 2009 and 2008 were $192 thousand and $206 thousand, respectively. The decrease in research and development expenses was primarily due to reduced personnel costs and the impact of the exchange rate movement of the British pound as compared to the US dollar.

Marketing and Sales

Marketing and sales expenses for the three months ended June 30, 2009 and 2008 were $1.2 million and $1.6 million, respectively. The decrease in marketing and sales expenses was primarily due to decreased personnel costs and the impact of the exchange rate movement of the British pound as compared to the US dollar.

General and Administrative

General and administrative expenses for the three months ended June 30, 2009 and 2008 were $3.7 million and $4.4 million, respectively. The decrease in general and administrative expenses is primarily due to decreased professional fees, including non-recurring legal fees related to a sizable state paternity contract that was awarded to us and protested by a competitor in 2008 and the impact of the exchange rate movement of the British pound as compared to the US dollar.

Amortization of Intangible Assets

During the three months ended June 30, 2009 and 2008, we recorded $465 thousand and $477 thousand of amortization expense, respectively.

Total Other Income (Expense), Net

Interest income for the three months ended June 30, 2009 was $33 thousand, compared to $94 thousand during the same period of the prior year, due to lower interest rates and lower average cash balances in 2009.

Interest expense for the three months ended June 30, 2009 and 2008 was a benefit of $1 thousand and an expense of $10 thousand, respectively. This interest expense was related to debt assumed as result of the acquisition of ReliaGene.

Other expense for the three months ended June 30, 2009 was $26 thousand, primarily consisting of non-cash gains from reductions in the fair value of certain liabilities. Other income for the three months ended June 30, 2008 was $284 thousand, primarily consisting of non-cash gains from reductions in the fair value of certain liabilities.

Income Tax Expense

During the three months ended June 30, 2009 and 2008, we recorded an income tax expense of $138 thousand and an income tax benefit of $3 thousand, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the three months ended June 30, 2009, we reported a net loss of $603 thousand, which represents a decrease of 51% as compared to a net loss of $1.2 million for the three months ended June 30, 2008.

The following table sets forth a comparison of the components of our net loss for the six months ended June 30, 2009 and 2008:

	(In thousands)
	2009	2008	$ Change	% Change
Total revenues	$28,651	$29,751	$(1,100)	(4)%
Cost of service revenues	18,737	20,659	(1,922)	(9)
Research and development	351	426	(75)	(18)
Marketing and sales	2,380	3,123	(743)	(24)
General and administrative	7,745	9,051	(1,306)	(14)
Amortization of intangible assets	927	955	(28)	(3)
Total other income (expense), net	(6)	719	(725)	>(100)
Income tax expense (benefit)	280	(249)	529	>100
Net loss	(1,775)	(3,495)	1,720	49

Revenues

Total revenues for the six months ended June 30, 2009 of $28.7 million represented a decrease of $1.1 million, or approximately 4%, as compared to revenues of $29.8 million for the comparable period in 2008.

Our US service revenues for the six months ended June 30, 2009 of $15.0 million decreased by $1.5 million, or approximately 9%, as compared to $16.5 million for the comparable period in 2008, primarily due to a significant decrease in CODIS business, which we believe to be a temporary decline as state backlogs continue to build. We believe that a contributing factor to these backlogs is the transition in the bidding process that has given the states a more decisive role in deciding to whom and when they can outsource their CODIS business. This decrease was partly offset by increases in revenues from our forensic casework and government paternity testing services due to increased volume.

Revenues from our UK-based testing services of $13.5 million for the six months ended June 30, 2009 increased by $487 thousand, or approximately 4%, as compared to the comparable period in 2008. For the six months ended June 30, 2009, as compared to the comparable period in 2008, our UK revenues were unfavorably impacted approximately 25% as a result of the exchange rate movement of the British pound as compared to the US dollar. Despite the adverse effect of exchange rate movements, our UK-based revenue increase was driven by an increase in forensics revenues, as work awarded under the North West/South West and Wales’s regional tender and pilot work has replaced and surpassed revenues previously generated under our expired LGC agreement. Partly offsetting the forensics revenue increase, we experienced revenue declines due to the expected decrease in agricultural testing and decreased revenue in paternity testing services.

We previously performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with LGC. Prior to the three months ended June 30, 2008, a significant portion of our UK revenues were derived through our agreement with LGC Ltd., or LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC. LGC is now providing DNA testing services directly to several police forces in the UK that were previously serviced by us on a subcontract basis. We continue to provide some DNA testing services to police forces through LGC on a limited basis. We also continue to focus on providing our services directly to UK police forces. In 2007, we were successful in winning forensic work with different UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and PACE samples for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. In addition, we expect the remaining police forces in the UK to tender their work through the UK’s National Procurement Plan, with tendering expected to continue through at least a 24-month period.

During the six months ended June 30, 2009 and 2008, we recognized $121 thousand and $192 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $18.7 million, or approximately 65% of service revenues, for the six months ended June 30, 2009, compared to $20.7 million, or approximately 70% of service revenues, for six months ended June 30, 2008. For six months ended June 30, 2009, as compared to the comparable period in 2008, our UK cost of service revenues were favorably impacted approximately 25% as a result of the exchange rate movement of the British pound as compared to the US dollar. In the US, cost of service revenues decreased due to lower personnel costs and to lower lab supply costs as a result of process improvements. Our gross margin percentage increased by approximately 4% from 30% for the six months ended June 30, 2008 to 34% for the six months ended June 30, 2009. This increase is a result of added sample volumes for our forensics testing services in the UK and forensics casework testing services and government paternity testing services in the US, productivity enhancements in the US and the UK, as well as reductions in personnel and supply expenses in the US.

Research and Development

Research and development expenses for the six months ended June 30, 2009 and 2008 were $351 thousand and $426 thousand, respectively. The decrease in research and development expenses was primarily due to reduced personnel costs and laboratory supplies and the impact of the exchange rate movement of the British pound as compared to the US dollar.

Marketing and Sales

Marketing and sales expenses for the six months ended June 30, 2009 and 2008 were $2.4 million and $3.1 million, respectively. The decrease in marketing and sales expenses was primarily due to decreased personnel and advertising costs and the impact of the exchange rate movement of the British pound as compared to the US dollar.

General and Administrative

General and administrative expenses for the six months ended June 30, 2009 and 2008 were $7.7 million and $9.1 million, respectively. The decrease in general and administrative expenses is primarily due to decreased professional fees, including non-recurring legal fees related to a sizable state paternity contract that was awarded to us and protested by a competitor in 2008 and the impact of the exchange rate movement of the British pound as compared to the US dollar.

Amortization of Intangible Assets

During the six months ended June 30, 2009 and 2008, we recorded $927 thousand and $955 thousand of amortization expense, respectively.

Total Other Income (Expense), Net

Interest income for the six months ended June 30, 2009 was $42 thousand, compared to $246 thousand during the same period of the prior year, due to lower interest rates and lower average cash balances in 2009.

Interest expense for the six months ended June 30, 2009 and June 30, 2008 was $2 thousand and $23 thousand, respectively. This interest expense was related to debt assumed as result of the acquisition of ReliaGene in the fourth quarter of 2007.

Other expense for the six months ended June 30, 2009 was $46 thousand, primarily consisting of non-cash gains from reductions in the fair value of certain liabilities. Other income for the six months ended June 30, 2008 was $496 thousand, primarily consisting of non-cash gains from reductions in the fair value of certain liabilities.

Income Tax Expense

During the six months ended June 30, 2009, we recorded an income tax expense of $280 thousand primarily related to our UK business. During the six months ended June 30, 2008, we recorded an income tax benefit of $249 thousand, primarily as a result a write down in our unrecognized income tax benefits and corresponding recognition of an income tax benefit of $175 thousand. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the six months ended June 30, 2009, we reported a net loss of $1.8 million, which represents a decrease of 49% as compared to a net loss of $3.5 million for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had $16.6 million in cash and cash equivalents, as compared to $15.0 million as of December 31, 2008. Working capital increased to $23.2 million at June 30, 2009 from $21.5 million at December 31, 2008. As of June 30, 2009, we had no short-term debt obligations.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the six months ended June 30, 2009 and 2008:

	(In thousands)
	2009	2008	$ Change	% Change
Cash provided by (used) in:
Operating activities	$1,472	$(3,773)	$5,245	>100
Investing activities	(371)	277	(648)	>(100)
Financing activities	(338)	(141)	(197)	>(100)

Net cash provided by operations for the six months ended June 30, 2009 was $1.5 million, compared with net cash used in operations of approximately $3.8 million for the comparable period in the prior year. The change in operating cash flows was mainly a result of a decreased net loss in the first six months of 2009 as compared to 2008. Investing activities during the six months ended June 30, 2009 and 2008 consisted of capital expenditures, while financing activities during the six months ended June 30, 2009 and 2008 primarily consisted of repayments of debt obligations.

New Jersey NOL Program

The Company sold certain state NOL carryforwards in accordance with the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program, or the Program, and generated cash benefits of $1.5 million, $1.1 million and $749 thousand for 2008, 2007 and 2006, respectively. The Program allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporation business taxpayers. The carryforward period for the Company’s pre-qualified losses under this program have expired.

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

Expected Uses of Liquidity in 2009

Throughout 2009, we plan to continue making investments in our business. We expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies and equipment, fees for the collection of samples, facility expenses, marketing expenses and general and administrative costs. Actual expenditures may vary substantially from our estimates. In addition, we may make additional investments in future acquisitions of businesses or technologies which would increase our capital expenditures.

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

Commitments and Contingencies

There were no material changes during the six months ended June 30, 2009 to our contractual obligations and commercial commitments as reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the six months ended June 30, 2009 to our critical accounting policies as reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

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

In May 2009, the FASB issued Statement No. 165, Subsequent Events (FAS 165). FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted FAS 165 as of June 30, 2009, which was the required effective date. The implementation of this standard did not have a material impact on our consolidated financial statements. We evaluated our June 30, 2009 financial statements for subsequent events through July 30, 2009, the date the financial statements were available to be issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

(a) Disclosure Controls and Procedures. As of June 30, 2009, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of June 30, 2009 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations;

•	our expectation that a tax review by UK taxing authorities of the 2005 tax year would not result in any additional tax liabilities;

•	our belief that our forensic and paternity laboratory testing volumes, combined with those of ReliaGene, have increased our operational efficiencies;

•	our belief that the significant decrease in CODIS business is a temporary decline as state backlogs continue to build;

•

our belief that a contributing factor in the backlogs in CODIS business is the transition in the bidding process that has given the states a more decisive role in deciding to whom and when they can outsource their CODIS business;

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

•	our expectation that the remaining police forces in the UK will tender their work through the UK’s National Procurement Plan over at least the next 24 months;

•	our belief that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•	our intention to continue to vigorously defend ourselves against plaintiff’s claims in litigation relating to our May 5, 2000 IPO;

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

On June 5, 2008, we and Beckman filed suit against Sequenom in the United States District Court for the Southern District of California alleging infringement of U.S. patent numbers 5,888,819, 6,004,744 and 6,537,748. This lawsuit seeks damages and injunctive relief. Sequenom filed an answer and counterclaims on August 15, 2008. A reply to the counterclaims was filed on August 29, 2008. On June 22, 2009, the parties filed a stipulation of dismissal which dismissed the lawsuit with prejudice.

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

ORCHID CELLMARK INC.

Date: July 31, 2009	By:	/s/ James F. Smith
James F. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002