Form 10-Q
period 2009-09-30
ORCHID CELLMARK INC
filed 2009-10-30
CIK 1107216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to__________

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

As of October 29, 2009, the registrant had 29,966,562 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,003	$14,998
Accounts receivable, net	10,632	9,826
Inventory	1,466	1,262
Prepaid and other current assets	1,091	1,392
Total current assets	30,192	27,478
Fixed assets, net	5,033	5,859
Goodwill	9,423	9,336
Other intangibles, net	6,227	7,570
Other assets	513	406
Total assets	$51,388	$50,649
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,667	$2,544
Accrued expenses and other current liabilities	3,084	2,288
Current portion of long-term debt	-	338
Deferred revenue	976	842
Total current liabilities	6,727	6,012
Other liabilities	223	269
Total liabilities	6,950	6,281

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 per share par value; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; $0.001 per share par value; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 per share par value; authorized 150,000,000 shares; issued 30,098,269 shares at September 30, 2009 and December 31, 2008	30	30
Additional paid-in capital	372,525	371,377
Accumulated other comprehensive income/loss	342	(980)
Treasury stock at cost, 163,259 shares of common stock at September 30, 2009 and December 31, 2008	(1,587)	(1,587)
Accumulated deficit	(326,872)	(324,472)
Total stockholders’ equity	44,438	44,368
Total liabilities and stockholders’ equity	$51,388	$50,649

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and nine months ended September 30, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Service revenues	$14,660	$14,845	$43,190	$44,404
Other revenues	14	27	135	219
Total revenues	14,674	14,872	43,325	44,623
Operating expenses:
Cost of service revenues	9,798	10,500	28,535	31,159
Research and development	228	228	579	654
Marketing and sales	1,245	1,536	3,626	4,659
General and administrative	3,401	3,588	11,146	12,639
Amortization of intangible assets	467	475	1,394	1,429
Total operating expenses	15,139	16,327	45,280	50,540
Operating loss	(465)	(1,455)	(1,955)	(5,917)
Other income (expense):
Interest income	10	79	51	324
Interest expense	-	(8)	(2)	(31)
Other income (expense)	29	57	(15)	553
Total other income (expense), net	39	128	34	846
Loss before income tax expense	(426)	(1,327)	(1,921)	(5,071)
Income tax expense (benefit)	199	132	479	(117)
Net loss	$(625)	$(1,459)	$(2,400)	$(4,954)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.08)	$(0.17)
Shares used in computing basic and diluted net loss per share	29,935	29,935	29,935	29,935

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 30, 2009 and 2008
 (In thousands)
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net loss	$(2,400)	$(4,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,148	941
Loss on sale of assets	-	1
Depreciation and amortization	2,948	3,450
Bad debt expense	253	(74)
Changes in assets and liabilities:
Accounts receivable	(811)	(2,084)
Inventory	(204)	(54)
Prepaid and other assets	228	113
Accounts payable	123	642
Accrued expenses and other current liabilities	452	(366)
Income taxes payable	344	(543)
Deferred revenue	134	(112)
Other liabilities	(46)	(502)
Net cash provided by (used in) operating activities	2,169	(3,542)
Cash flows from investing activities:
Capital expenditures	(492)	(1,387)
Decrease in restricted cash	-	958
Net cash used in investing activities	(492)	(429)
Cash flows from financing activities:
Net proceeds from issuance of common stock	-	1
Repayment of debt	(338)	(380)
Net cash used in financing activities	(338)	(379)

Effect of foreign currency translation on cash and cash equivalents	666	(711)
Net increase (decrease) in cash and cash equivalents	2,005	(5,061)
Cash and cash equivalents at beginning of period	14,998	20,918
Cash and cash equivalents at end of period	$17,003	$15,857

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income/Loss
Nine months ended September 30, 2009
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated Other			Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Income/Loss	Treasury Stock	Accumulated Deficit	Stockholders’ Equity

Balance at January 1, 2009	30,098	$30	$371,377	$(980)	$(1,587)	$(324,472)	$44,368
Net loss	—	—	—	—	—	(2,400)	(2,400)
Foreign currency translation adjustment	—	—	—	1,322	—	—	1,322
Comprehensive loss							(1,070)
Stock-based compensation expense	—	—	1,148	—	—	—	1,148
Balance at September 30, 2009	30,098	$30	$372,525	$342	$(1,587)	$(326,872)	$44,438

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, as amended (the Annual Report), as filed with the Securities and Exchange Commission (SEC) on March 16, 2009, as amended on April 30, 2009.

There have been no changes to the Company’s critical accounting policies as disclosed in the Annual Report.

(2) Net Loss per Share

Net loss per share is computed in accordance with Statement of Financial Accounting Standards (FAS) No. 128, Earnings Per Share, (FASB ASC 260-10), by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options that have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are equal.

(3) Inventory

Inventory is comprised of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$962	$832
Work in progress	498	426
Finished goods	6	4
	$1,466	$1,262

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of casework not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

 (4) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the nine months ended September 30, 2009 (in thousands):

Balance as of January 1, 2009	$9,336
Effect of foreign currency translation	87
Balance as of September 30, 2009	$9,423

ORCHID CELLMARK INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 The following table sets forth the Company’s other intangible assets at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009			December 31, 2008
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Customer list	$6,824	$(4,676)	$2,148	$6,741	$(4,178)	$2,563
Base technology	6,018	(4,924)	1,094	5,978	(4,516)	1,462
Patents and know-how	4,899	(3,135)	1,764	4,894	(2,820)	2,074
Trademark/tradename	4,262	(3,042)	1,220	4,194	(2,731)	1,463
Non-compete agreements	20	(19)	1	20	(12)	8
Totals	$22,023	$(15,796)	$6,227	$21,827	$(14,257)	$7,570

(1)
Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $200 thousand and $4 thousand as of September 30, 2009 and December 31, 2008, respectively.

 (5) Fixed Assets

Fixed assets are comprised of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Laboratory equipment	$14,273	$13,405
Leasehold improvements	6,497	6,122
Computers and software	5,017	5,454
Furniture and fixtures	1,698	1,529
	27,484	26,510
Less accumulated depreciation and amortization	(22,452)	(20,651)
	$5,033	$5,859

Depreciation expense for the Company’s fixed assets for the nine months ended September 30, 2009 and 2008 was $1.6 million and $2.0 million, respectively.

 (6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
VAT and other taxes	$1,491	$966
Professional fees	493	441
Employee compensation	540	376
Facility related accruals	315	273
Restructuring and ReliaGene acquisition related accruals	5	40
Other	240	192
	$3,084	$2,288

ORCHID CELLMARK INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(7) Income Taxes

As of September 30, 2009 and December 31, 2008, the Company has no unrecognized income tax benefits related to uncertain tax positions.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The tax years 2006 to 2008 remain open to examination by the United Kingdom (UK) taxing authorities and the tax years 2006 to 2008 remain open to examination by the US taxing authorities. With respect to the Company’s UK subsidiary’s open tax years and based upon the filing of a UK tax return in October 2009, the Company is finalizing certain tax items and expects to recognize an income tax benefit in the fourth quarter of 2009 of approximately $350 thousand to $450 thousand.  Further, the US taxing authorities may examine the tax years from the Company’s inception in 1995 through 2005, but are generally barred from adjusting the tax liabilities in excess of the net operating losses generated in any of those tax years.

 (8) Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued FAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 or FAS 168 (FASB ASC 105-10). FAS 168 replaces all previously issued accounting standards and establishes the FASB Accounting Standards Codification TM (FASB ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FAS 168 is effective for all interim and annual periods ending after September 15, 2009. The FASB ASC is not intended to change existing US GAAP. The adoption of this pronouncement will only result in changes to the Company’s financial statement disclosure and periodic reporting references. As such, the adoption of this pronouncement has no effect on the Company’s consolidated financial position, results of operations, or cash flows.

In order to facilitate the transition to the FASB ASC, the Company has elected to show all references to GAAP within this quarterly Report on Form 10-Q as usual along with a parenthetical FASB ASC reference.

Effective January 1, 2009, the Company adopted all the provisions of FAS No. 157, Fair Value Measurements (FAS 157) (FASB ASC 820-10). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FAS No. 141 (revised 2007), Business Combinations (FAS 141(R)), which replaces FAS No. 141, Business Combinations (FASB ASC 805-20).  FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to a company’s business combinations for which the acquisition date is on or after January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements, however, it may have an impact on future business combinations.

Effective January 1, 2009, the Company adopted FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) (FASB ASC 350-30). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS 142, Goodwill and Intangible Assets (FASB ASC 350-10). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other GAAP. The measurement provisions of this standard apply only to intangible assets of the Company acquired on or after January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FSP Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1) (FASB ASC 260-10). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5) (FASB ASC 815-40). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Effective January 1, 2009, the Company adopted FSP No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (FSP 133-1 and FIN 45-4) (FASB ASC 815-10 and FASB ASC 460-10). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of FAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5) (FASB ASC 820-10). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued FAS 165, Subsequent Events (FAS 165) (FASB ASC 855-10). FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FAS 165 as of June 30, 2009, which was the required effective date. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements. In accordance with FAS 165, the Company has evaluated subsequent events through October 29, 2009, which is the date these consolidated financial statements were issued. All subsequent events requiring recognition as of September 30, 2009 have been incorporated into these consolidated financial statements herein.

(9) Comprehensive Income/Loss

Comprehensive income/loss is comprised of net earnings and foreign currency translation adjustments.  Total comprehensive loss for the three months ended September 30, 2009 and 2008 was approximately $1.1 million and $3.0 million, respectively, and total comprehensive loss for the nine months ended September 30, 2009 and 2008 was approximately $1.1 million and $6.5 million, respectively. The difference from net loss for the three and nine months ended September 30, 2009 and 2008 consists of foreign currency translation adjustments. Accumulated other comprehensive loss as reflected in the consolidated balance sheets consists of cumulative foreign currency translation adjustments.

(10) Legal Proceedings

 On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of its former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering (IPO), the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. On or about July 15, 2002, the Company filed a motion to dismiss all of the claims against it and its former officers. On October 9, 2002, the Court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the Court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including the Company, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and their individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only, and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took motion for final approval under advisement. On October 5, 2009, the Court granted the plaintiffs’ motion for an order of final approval of the settlement, plan of allocation and certification of the class.  Such settlement does not require any payment by the Company to the plaintiffs.

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

In response to the amended complaints, the underwriters and "focus case" issuers moved to dismiss the amended complaints.  On March 26, 2008, the motion to dismiss was granted in part and denied in part.  As a result, the Court will proceed with the plaintiffs' amended complaints against the underwriters and "focus case" issuers to determine whether class actions can be certified.

The Company is a defendant in litigation pending in the United States District Court for the Southern District of New York entitled Enzo Biochem, Inc. et al.  (Enzo) v. Amersham PLC, et al. (Amersham), filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products and (iii) are liable for unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with plaintiffs, but is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in the Company’s favor on its construction of the patents asserted against the Company, and the co-defendants, including the Company, moved for summary judgment on all claims against it in January 2007. A hearing on the defendants’ motions for summary judgment occurred on July 17-18, 2007, and the Court reserved ruling on the motions, taking them under advisement. Such matter has been delayed due to the death of the judge and the assignment of a new judge.

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

On June 5, 2008, the Company and Beckman Coulter, Inc. filed suit against Sequenom, Inc. (Sequenom), in the United States District Court for the Southern District of California alleging infringement of US patent numbers 5,888,819, 6,004,744 and 6,537,748.  This lawsuit seeks damages and injunctive relief.  Sequenom filed an answer and counterclaims on August 15, 2008.  A reply to the counterclaims was filed on August 29, 2008.  On June 22, 2009, the parties filed a stipulation of dismissal which dismissed the lawsuit with prejudice.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(11) Subsequent Events

On October 13, 2009, the Company executed a license agreement with Illumina, Inc. (Illumina) under which the Company granted a worldwide license to Illumina for the commercial development of the Company’s proprietary single base nucleotide extension technology for the diagnostic and forensic fields. Under the terms of the license transaction, the Company received an upfront fee of $850,000. There is the potential of an additional $150,000 in contingent milestone payments.  The Company will also collect royalties received by Illumina through any subcontracting arrangements.  Additionally, the licensing agreement allows the Company to purchase certain Illumina product offerings utilizing the patents as a preferred customer. Under the agreement, the Company reserves the rights to use the licensed patents for all fields of use.

On October 20, 2009, the Company announced a planned consolidation of the Company’s East Lansing, Michigan paternity testing operations to its Dayton, Ohio facility.  The Company expects to complete this consolidation on or about July 1, 2010.  The Company currently expects to incur restructuring charges and cash expenditures in connection with this action of $775,000 to $1,000,000 in the aggregate, which includes: severance and retention bonuses for employees in the range of $450,000 to $550,000; relocation costs for employees relocating from the East Lansing facility in the range of $50,000 to $75,000; recruiting and training costs in Company’s Dayton facility in connection with the transfer of work from the East Lansing facility of approximately $50,000; lease termination costs in the range of $150,000 to $200,000; and equipment relocation and reinstallation costs in the range of $75,000 to $125,000.  A substantial portion of these charges are expected to be reported in the fourth quarter of 2009 and the first and second quarters of 2010.  The Company currently expects to offset these restructuring charges and expenditures through annual cost savings of approximately $1 million from operational efficiencies, plant and equipment cost reductions and increased scalability.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity. We focus our business on DNA testing primarily for human identity. We principally provide DNA testing services for forensic, family relationship and, to a lesser extent, security applications. Forensic DNA testing is primarily used to confirm that a suspect committed a particular crime, to exonerate an innocent person or to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with crimes. We are also engaged in the provision of non-DNA forensic laboratory services. Family relationship DNA testing is used to establish whether two or more people are genetically related. DNA testing is used by individuals and employers in security applications to establish or store a person’s genetic profile for identification purposes in the event of an emergency or accident.

We have operations in the United States, or US, and in the United Kingdom, or UK, and the majority of our current customers are based in these two countries. Our forensic, family relationship and security DNA testing services are conducted in both the US and the UK. Based on our review of publicly available information regarding contract sizes and competitor activity, supplemented by industry publications and third-party market assessment data, we believe that the US and UK are two of the largest existing markets for DNA testing services today. In the US and UK, a significant amount of our current testing activity is under established non-exclusive contracts with government agencies. These contracts are usually awarded through a sealed bid process and, when awarded, typically have a term from one to three years. We believe that our experience and reputation as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts.

Our operations in the US accounted for 46% and 52% of our total revenues for the three months ended September 30, 2009 and 2008, respectively, and for 51% and 55% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively.  We continue to experience significant price competition in our forensics and paternity testing businesses.  We are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs.  In particular, in our forensics business we have reduced our sample processing time and decreased the number of samples that need to be retested.  Additionally, we have increased the number of samples processed per analyst. We believe that our forensic and paternity laboratory testing volumes, combined with the business that we acquired as part of the acquisition of ReliaGene Technologies Inc., or ReliaGene, have increased our operational efficiencies. In addition, on October 20, 2009, we announced a planned consolidation of our East Lansing, Michigan paternity testing operations to our Dayton, Ohio facility.  We believe this consolidation may lead to additional operational efficiencies, plant and equipment cost reductions and increased scalability.

Our operations in the UK accounted for 54% and 48% of our total revenues for the three months ended September 30, 2009 and 2008, respectively, and for 49% and 45% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively. Prior to 2009, a significant portion of our UK revenues were derived through our agreement with LGC Ltd., or LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our prior agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC, which have terminated. Our focus is on providing our services directly to UK police forces. In 2007, we were successful in winning forensic work directly with UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender.  We were awarded work from nine of the fourteen police forces that participated in this tender.  Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK’s Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work.  This award followed a rigorous and competitive bidding process.  We believe that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from LGC to directly providing these services to police forces in the UK.  In addition, we expect the remaining police forces in the UK to solicit initial tenders for forensic services through the UK’s National Procurement Plan by the end of 2011.

Operating Highlights

Our revenues are predominately generated from DNA testing services provided to our customers. Our costs and expenses include costs of service revenues, research and development expenses, marketing and sales expenses, general and administrative expenses, amortization expense and other income and expense. Costs of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, depreciation and facility expenses. Research and development expenses consist primarily of salaries and related costs, laboratory supplies and other expenses related to the design, development, testing and enhancement of our services. Marketing and sales expenses consist of salaries and benefits for marketing and sales personnel within our organization and all related costs of selling and marketing our services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees including legal expenses, insurance and other corporate expenses.

Our overall operating results improved for the three months ended September 30, 2009 as compared to the same period in 2008. For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, total revenues decreased approximately 1%, while gross margin, as percentage of service revenues, increased from approximately 29% to approximately 33%. For the three months ended September 30, 2009 as compared to the same period in 2008, our UK revenues increased by approximately 11% as a result of increased forensics revenues due to increased volume.  In the US we experienced increased revenues in our forensic casework testing services, due to increased volume. The increased revenues in our US forensic casework testing services were offset by a significant decrease in testing services involving DNA profile uploads into the Combined DNA Index System, or CODIS, and individual state databases, as well as decreased revenues from paternity testing services. The increase in gross margin, as a percentage of service revenue, was the result of added sample volumes for our forensics testing services in the UK and forensics casework testing services in the US, as well as reductions in personnel and supply expenses. For the three months ended September 30, 2009, our operating expenses, other than cost of service revenues, decreased by approximately 8% as compared to the same period in 2008, as a result of decreased general and administrative and marketing and sales expenses, in particular decreased personnel costs and professional fees, as well as the impact of the exchange rate movement of the British pound as compared to the US dollar.

Our overall operating results also improved for the nine months ended September 30, 2009 as compared to the same period in 2008.  For the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, total revenues decreased approximately 3%, while gross margin, as a percentage of service revenues, increased from approximately 30% to approximately 34%. We experienced revenue increases in our UK forensic and immigration testing services and in our US forensic casework testing services.  The increased revenues in some of our testing services were offset by decreased revenues in our US paternity, CODIS, and individual state database testing services. The increase in gross margin, as a percentage of service revenue, was primarily a result of increased forensic testing services.  Cost of service revenues decreased due to lower personnel costs and lower lab supply costs as a result of process improvements as well as the impact of the exchange rate movement of the British pound as compared to the US dollar. For the nine months ended September 30, 2009, our operating expenses, other than cost of service revenues, decreased by approximately 14% as compared to the same period in 2008, due to decreased personnel costs and lower professional fees including legal expenses related to a sizable state paternity contract that was awarded to us and protested by a competitor in 2008.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended September 30, 2009 and 2008:

	(In thousands)
	2009	2008	$ Change	% Change

Total revenues	$14,674	$14,872	$(198)	(1)%
Cost of service revenues	9,798	10,500	(702)	(7)
Research and development	228	228	0	0
Marketing and sales	1,245	1,536	(291)	(19)
General and administrative	3,401	3,588	(187)	(5)
Amortization of intangible assets	467	475	(8)	(2)
Total other income expense, net	39	128	(89)	(69)
Income tax expense benefit	199	132	67	51
Net loss	(625)	(1,459)	834	(57)

Revenues

Total revenues for the three months ended September 30, 2009 of $14.7 million represented a decrease of $198 thousand, or approximately 1%, as compared to revenues of $14.9 million for the comparable period in 2008.

Our US service revenues for the three months ended September 30, 2009 of $6.7 million decreased by approximately $1.0 million, or approximately 13%, as compared to $7.6 million for the comparable period in 2008, primarily due to a significant decrease in CODIS business and individual state database testing services, from the third quarter of 2008, as well as decreased revenues from paternity testing services. This decrease was partly offset by increases in revenues from our forensic casework testing services due to increased volume.

Revenues from our UK-based testing services of $8.0 million for the three months ended September 30, 2009 increased by $793 thousand, or approximately 11%, as compared to $7.2 million for the comparable period in 2008. For the three months ended September 30, 2009, as compared to the comparable period in 2008, our UK revenues were unfavorably impacted by approximately 13% as a result of the exchange rate movement of the British pound as compared to the US dollar. Despite the adverse effect of exchange rate movements, our UK-based revenue increase was driven by an increase in forensics revenues, as work awarded under the North West/South West and Wales’s regional tender and pilot work has replaced and surpassed revenues previously generated under our expired arrangements with LGC.

We previously performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with LGC. Prior to 2009, a significant portion of our UK revenues were derived through our agreement with LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC, which have terminated. Our focus is on providing our services directly to UK police forces. In 2007, we were successful in winning forensic work directly with UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and PACE samples for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process.  In addition, we expect the remaining police forces in the UK to solicit initial tenders for forensic services through the UK’s National Procurement Plan by the end of 2011.

During the three months ended September 30, 2009 and 2008, we recognized $14 thousand and $27 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $9.8 million, or approximately 67% of service revenues, for the three months ended September 30, 2009, compared to $10.5 million, or approximately 70% of service revenues, for three months ended September 30, 2008. For three months ended September 30, 2009, as compared to the comparable period in 2008, our UK cost of service revenues were favorably impacted by approximately 13% as a result of the exchange rate movement of the British pound as compared to the US dollar.  In the US, cost of service revenues for the three months ended September 30, as compared to the comparable period in 2008, decreased due to lower personnel costs and to lower lab supply costs as a result of process improvements. Our gross margin percentage increased by approximately four percentage points from 29% for the three months ended September 30, 2008 to 33% for the three months ended September 30, 2009.  This increase is a result of added sample volumes for our forensics testing services in the UK and forensics casework testing services in the US, productivity enhancements in the US and the UK, as well as reductions in personnel and supply expenses in the US. On October 20, 2009, we announced a planned consolidation of our East Lansing, Michigan paternity testing operations to our Dayton, Ohio facility.  We believe this consolidation may lead to additional operational efficiencies, plant and equipment cost reductions and increased scalability.

Research and Development

Research and development expenses for each of the three months ended September 30, 2009 and 2008 were approximately $228 thousand.

Marketing and Sales

Marketing and sales expenses for the three months ended September 30, 2009 and 2008 were $1.2 million and $1.5 million, respectively. The decrease in marketing and sales expenses was primarily due to decreased personnel costs and the impact of the exchange rate movement of the British pound as compared to the US dollar.

General and Administrative

General and administrative expenses for the three months ended September 30, 2009 and 2008 were $3.4 million and $3.6 million, respectively. The decrease in general and administrative expenses is primarily due to decreased professional fees, including legal fees related to a sizable state paternity contract that was awarded to us and protested by a competitor in 2008 and the impact of the exchange rate movement of the British pound as compared to the US dollar.

Amortization of Intangible Assets

During the three months ended September 30, 2009 and 2008, we recorded $467 thousand and $475 thousand of amortization expense, respectively.

Total Other Income (Expense), Net

Interest income for the three months ended September 30, 2009 was $10 thousand, compared to $79 thousand during the same period of the prior year, due to lower interest rates and lower average cash balances in 2009.

Interest expense for the three months ended September 30, 2009 and 2008 was zero and $8 thousand, respectively.  This interest expense was related to debt assumed as result of the acquisition of ReliaGene in the fourth quarter of 2007, which was paid off in April 2009.

Other income for the three months ended September 30, 2009 was $29 thousand, primarily consisting of finance charges received on outstanding receivables. Other income for the three months ended September 30, 2008 was $57 thousand, primarily consisting of non-cash gains from reductions in the fair value of certain liabilities.

Income Tax Expense

During the three months ended September 30, 2009 and 2008, we recorded income tax expense of $199 thousand and $132 thousand, respectively, primarily related to our UK business.  No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the three months ended September 30, 2009, we reported a net loss of $625 thousand, which represents a decrease of 57% as compared to a net loss of $1.5 million for the three months ended September 30, 2008.

The following table sets forth a comparison of the components of our net loss for the nine months ended September 30, 2009 and 2008:

	(In thousands)
	2009	2008	$ Change	% Change

Total revenues	$43,325	$44,623	$(1,298)	(3)%
Cost of service revenues	28,535	31,159	(2,624)	(8)
Research and development	579	654	(75)	(12)
Marketing and sales	3,626	4,659	(1,033)	(22)
General and administrative	11,146	12,639	(1,493)	(12)
Amortization of intangible assets	1,394	1,429	(35)	(2)
Total other income expense, net	34	846	(812)	(96)
Income tax expense (benefit)	479	(117)	596	>100
Net loss	(2,400)	(4,954)	2,554	(52)

Revenues

Total revenues for the nine months ended September 30, 2009 of $43.3 million represented a decrease of $1.3 million, or approximately 3%, as compared to revenues of $44.6 million for the comparable period in 2008.

Our US service revenues for the nine months ended September 30, 2009 of $21.6 million decreased by $2.5 million, or approximately 10%, as compared to $24.1 million for the comparable period in 2008, primarily due to a significant decrease in CODIS business and individual state database testing services from the nine months ended September 30, 2008, as well as decreased revenues from paternity testing services. This decrease was partly offset by increases in revenues from our forensic casework testing services due to increased volume.

Revenues from our UK-based testing services of $21.6 million for the nine months ended September 30, 2009 increased by $1.3 million, or approximately 6%, as compared to the comparable period in 2008.  For the nine months ended September 30, 2009, as compared to the comparable period in 2008, our UK revenues were unfavorably impacted approximately 21% as a result of the exchange rate movement of the British pound as compared to the US dollar.  Despite the adverse effect of exchange rate movements, our UK-based revenue increase was driven by an increase in forensics revenues, as work awarded under the North West/South West and Wales’s regional tender and pilot work has replaced and surpassed revenues previously generated under our expired arrangements with LGC.

We previously performed forensic testing services for several police forces throughout the UK through our subcontractor agreement with LGC. Prior to 2009, a significant portion of our UK revenues were derived through our agreement with LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our agreement with LGC was terminated effective July 15, 2007 and we then entered into a series of temporary extension agreements with LGC, which have terminated. Our focus is on providing our services directly to UK police forces. In 2007, we were successful in winning forensic work directly with UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender.  We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and PACE samples for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process.  In addition, we expect the remaining police forces in the UK to solicit initial tenders for forensic services through the UK’s National Procurement Plan by the end of 2011.

During the nine months ended September 30, 2009 and 2008, we recognized $135 thousand and $219 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $28.5 million, or approximately 66% of service revenues, for the nine months ended September 30, 2009, compared to $31.2 million, or approximately 70% of service revenues, for nine months ended September 30, 2008. For nine months ended September 30, 2009, as compared to the comparable period in 2008, our UK cost of service revenues were favorably impacted by approximately 21% as a result of the exchange rate movement of the British pound as compared to the US dollar.  In the US, cost of service revenues for the nine months ended September 30, as compared to the comparable period in 2008, decreased due to lower personnel costs and to lower lab supply costs as a result of process improvements. Our gross margin percentage increased by approximately four percentage points from 30% for the nine months ended September 30, 2008 to 34% for the nine months ended September 30, 2009.  This increase is a result of added sample volumes for our forensics testing services in the UK and forensics casework testing services in the US, productivity enhancements in the US and the UK, as well as reductions in personnel and supply expenses in the US.

Research and Development

Research and development expenses for the nine months ended September 30, 2009 and 2008 were $579 thousand and $654 thousand, respectively.  The decrease in research and development expenses was primarily due to reduced personnel costs and laboratory supplies and the impact of the exchange rate movement of the British pound as compared to the US dollar.

Marketing and Sales

Marketing and sales expenses for the nine months ended September 30, 2009 and 2008 were $3.6 million and $4.7 million, respectively. The decrease in marketing and sales expenses was primarily due to decreased personnel and website development costs and the impact of the exchange rate movement of the British pound as compared to the US dollar.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2009 and 2008 were $11.1 million and $12.6 million, respectively. The decrease in general and administrative expenses is primarily due to decreased professional fees, including legal fees related to a sizable state paternity contract that was awarded to us and protested by a competitor in 2008 and the impact of the exchange rate movement of the British pound as compared to the US dollar.

Amortization of Intangible Assets

During each of the nine months ended September 30, 2009 and 2008, we recorded $1.4 million of amortization expense.

Total Other Income (Expense), Net

Interest income for the nine months ended September 30, 2009 was $51 thousand, compared to $324 thousand during the same period of the prior year, due to lower interest rates and lower average cash balances in 2009.

Interest expense for the nine months ended September 30, 2009 and September 30, 2008 was $2 thousand and $31 thousand, respectively.  This interest expense was related to debt assumed as result of the acquisition of ReliaGene in the fourth quarter of 2007, which was paid off in April 2009.

Other expense for the nine months ended September 30, 2009 was $15 thousand, primarily due to exchange rate gains and losses on foreign currency transactions, partially offset by finance charges received on outstanding receivables. Other income for the nine months ended September 30, 2008 was $553 thousand. Other income for the nine months ended September 30, 2008 included a gain of $185 thousand related to a change in estimate of a fair value of a lease guarantee and a loss of $386 thousand related to a liability for royalty payments.

Income Tax Expense

During the nine months ended September 30, 2009, we recorded income tax expense of $479 thousand primarily related to our UK business.  During the nine months ended September 30, 2008, we recorded an income tax benefit of $117 thousand, primarily as a result a write down in our unrecognized income tax benefits and corresponding recognition of an income tax benefit of $175 thousand.   No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the nine months ended September 30, 2009, we reported a net loss of $2.4 million, which represents a decrease of 52% as compared to a net loss of $5.0 million for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had $17.0 million in cash and cash equivalents, as compared to $15.0 million as of December 31, 2008. Working capital increased to $23.5 million at September 30, 2009 from $21.5 million at December 31, 2008.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the nine months ended September 30, 2009 and 2008:

	(In thousands)
	2009	2008	$ Change	% Change
Cash provided by (used in):
Operating activities	$2,169	$(3,542)	$5,711	>100%
Investing activities	(492)	(429)	(63)	(15)
Financing activities	(338)	(379)	41	11

Net cash provided by operations for the nine months ended September 30, 2009 was $2.2 million, compared with net cash used in operations of approximately $3.5 million for the comparable period in the prior year. The change in operating cash flows was mainly a result of a decreased net loss in the first nine months of 2009 as compared to 2008.  Investing activities during the nine months ended September 30, 2009 and 2008 consisted of capital expenditures, while financing activities during the nine months ended September 30, 2009 and 2008 primarily consisted of repayments of debt obligations.

New Jersey NOL Program

The Company sold certain state net operating loss, or NOL, carryforwards in accordance with the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program, or the Program, and generated cash benefits of $1.5 million, $1.1 million and $749 thousand for 2008, 2007 and 2006, respectively. The Program allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporation business taxpayers.  The carryforward period for the Company’s pre-qualified losses under this program expired January 1, 2009.

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

Commitments and Contingencies

There were no material changes during the nine months ended September 30, 2009 to our contractual obligations and commercial commitments as reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

 Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the nine months ended September 30, 2009 to our critical accounting policies as reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued FAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 or FAS 168 (FASB ASC 105-10). FAS 168 replaces all previously issued accounting standards and establishes the FASB Accounting Standards Codification TM (FASB ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FAS 168 is effective for all interim and annual periods ending after September 15, 2009. The FASB ASC is not intended to change existing GAAP. The adoption of this pronouncement will only result in changes to our financial statement disclosure and periodic reporting references. As such, the adoption of this pronouncement has no effect on our consolidated financial position, results of operations, or cash flows.

In order to facilitate the transition to the FASB ASC, we have elected to show all references to GAAP within this quarterly Report on Form 10-Q as usual along with a parenthetical FASB ASC reference.

Effective January 1, 2009, we adopted all the provisions of FAS No. 157, Fair Value Measurements (FAS 157) (FASB ASC 820-10). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice.  The implementation of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FAS No. 141 (revised 2007), Business Combinations (FAS 141(R)), which replaces FAS No. 141, Business Combinations (FASB ASC 805-20).  FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to a company’s business combinations for which the acquisition date is on or after January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements, however it may have an impact on future business combinations.

Effective January 1, 2009, we adopted FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) (FASB ASC 350-30). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS 142 Goodwill and Intangible Assets (FASB ASC 350-10). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other GAAP. The measurement provisions of this standard apply only to intangible assets of the Company acquired on or after January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FSP Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1) (FASB ASC 260-10). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The implementation of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009 we adopted EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5) (FASB ASC 815-40). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The implementation of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FSP No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (FSP 133-1 and FIN 45-4) (FASB ASC 815-10 and FASB ASC 460-10).  FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of FAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The implementation of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5) (FASB ASC 820-10). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. The implementation of this standard did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued FAS 165, Subsequent Events (FAS 165) (FASB ASC 855-10). FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted FAS 165 as of June 30, 2009, which was the required effective date. The implementation of this standard did not have a material impact on our consolidated financial statements. In accordance with FAS 165, we evaluated subsequent events through October 29, 2009 which is the date these consolidated financial statements were issued. All subsequent events requiring recognition as of September 30, 2009 have been incorporated into these consolidated financial statements herein.

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

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of September 30, 2009, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of September 30, 2009 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations;

•	our expectation that we will recognize an income tax benefit in the fourth quarter of 2009 of approximately $350 thousand to $450 thousand;

•	our belief that our forensic and paternity laboratory testing volumes, combined with those of ReliaGene, have increased our operational efficiencies;

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

•	our expectation that the remaining police forces in the UK will solicit initial tenders for forensic services through the UK’s National Procurement Plan by the end of 2011;

•	our belief that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•
our belief that litigation claims arising against us from the normal course of business will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period;

•	our plan to continue to make investments in our business;

•	our expectation about our significant uses of liquidity;

•	our expectation that international sales will continue to represent a significant portion of our revenues;

•	our expectation that the consolidation of our East Lansing facility into our Dayton facility may lead to additional operational efficiencies, plant and equipment reductions and increased scalability;

•	our expectation that we will complete the East Lansing consolidation on or about July 1, 2010;

•	our expectation that we will incur restructuring charges and cash expenditures in connection with the restructuring of $775,000 to $1,000,000 in the aggregate;

•	our expectation that a substantial portion of these restructuring charges will be reported in the fourth quarter of 2009 and the first and second quarters of 2010;

•
our expectation that we will offset these restructuring charges and expenditures through annual cost savings of approximately $1 million from operational efficiencies, plant and equipment cost reductions and increased scalability;

•	our belief that the US and UK are two of the largest existing markets for DNA testing services today; and

•	our expectation that our disclosure controls and procedures or our internal control over financial reporting will not prevent all error and all fraud.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as a defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. On or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the Court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for us entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, we received notice of the Court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took the motion for final approval under advisement. On October 5, 2009, the Court granted the plaintiffs’ motion for an order of final approval of the settlement, plan of allocation and certification of the class.  Such settlement does not require any payment by us to the plaintiffs.

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

In response to the amended complaints, the underwriters and "focus case" issuers moved to dismiss the amended complaints.  On March 26, 2008, the motion to dismiss was granted in part and denied in part.  As a result, the Court will proceed with the plaintiffs' amended complaints against the underwriters and "focus case" issuers to determine whether class actions can be certified.

We are a defendant in litigation pending in the United States District Court for the Southern District of New York entitled Enzo Biochem, Inc. et al. (Enzo) v. Amersham PLC, et al. (Amersham), filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We have sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in our favor on its construction of the patents asserted against us, and the co-defendants, including us, moved for summary judgment on all claims against us in January 2007. A hearing on the defendants’ motions for summary judgment occurred on July 17-18, 2007, and the Court reserved ruling on the motions, taking them under advisement. Such matter has been delayed due to the death of the judge and the assignment of a new judge.

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

On June 5, 2008, we and Beckman Coulter, Inc. filed suit against Sequenom, Inc. (Sequenom) in the United States District Court for the Southern District of California alleging infringement of U.S. patent numbers 5,888,819, 6,004,744 and 6,537,748.  This lawsuit seeks damages and injunctive relief.  Sequenom filed an answer and counterclaims on August 15, 2008.  A reply to the counterclaims was filed on August 29, 2008.  On June 22, 2009, the parties filed a stipulation of dismissal which dismissed the lawsuit with prejudice.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders on October 7, 2009, our stockholders: (i) elected Nicole Williams as a Class III Director to serve a three-year term expiring in 2012; and (ii) ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

The following table sets forth information regarding the number of votes cast for, against or withheld, and abstentions, with respect to each matter presented at the meeting.

Proposals:		For	Against or Withheld	Abstentions
(i)	Election of directors
	Nicole Williams	22,025,369	302,137	334,829

(ii)	Proposal to a ratify the appointment of Grant Thornton LLP as the Company’s independent register public accounting firm for the fiscal year ended December 31, 2009	22,245,171	186,477	230,707

Nicole Williams will serve as a Class III director until 2012. In addition to Ms. Williams, the following directors continue to serve on the board of directors: James Beery, Thomas A. Bologna, Sidney M. Hecht and Kenneth D. Noonan.

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

ORCHID CELLMARK INC.

Date: October 30, 2009	By:	/s/ James F. Smith
James F. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002