Form 10-K/A
period 2009-12-31
ORCHID CELLMARK INC
filed 2010-04-30
CIK 1107216

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

As of March 31, 2010, the registrant had 29,966,562 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Orchid Cellmark Inc. (the “Registrant”) for the year ended December 31, 2009 as filed on March 12, 2010 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

ORCHID CELLMARK INC.

FORM 10-K/A

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

The following table sets forth certain information, as of April 30, 2010, concerning our executive officers and directors:

Name	Age	Position
Executive Officers
Thomas A. Bologna	61	President and Chief Executive Officer and Director
Jeffrey S. Boschwitz, Ph.D.	43	Vice President, North America Marketing and Sales
James F. Smith	60	Vice President and Chief Financial Officer
William J. Thomas	50	Vice President and General Counsel

Non-Employee Directors
James Beery (1)	68	Chairman of the Board of Directors
Bruce D. Dalziel	51	Director
James M. Hart, Ph.D.	63	Director
Sidney M. Hecht, Ph.D. (1)(2)	65	Director
Kenneth D. Noonan, Ph.D.	62	Director
Nicole S. Williams (1)(2)	65	Director

(1)	Member of our Audit Committee. Ms. Williams is the Chairperson of the committee.
(2)	Member of our Compensation Committee. Dr. Hecht is the Chairman of the committee.

Biographical information regarding each of our directors and executive officers is as follows. The following paragraphs also include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual should serve on the Board of Directors as of the time of this filing, in light of our business and structure.

Executive Officers

Thomas A. Bologna has served as our President and Chief Executive Officer and a member of our Board of Directors since April 2006. From 2004 to 2005, Mr. Bologna was Chief Executive Officer, President and a director of Quorex Pharmaceuticals, Inc. a pre-clinical stage anti-infective company. Mr. Bologna was Chief Executive Officer, President and a director of Ostex International, Inc. which developed, manufactured and marketed innovative products for the management of osteoporosis, from 1997 to 2003, and in 1999 he was also appointed Chairman of the Board. From 1996 to 1997, Mr. Bologna was a principal at Healthcare Venture Associates, a consulting firm. From 1994 to 1996, Mr. Bologna was Chief Executive Officer, President and a director of Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug screening technology that developed orally active drugs to regulate gene expression, and from 1987 to 1994, Mr. Bologna was Chief Executive Officer, President and a director of Gen-Probe Incorporated, a biotechnology company commercializing genetic-probe-based technology for diagnostic and therapeutic applications, and in 1992 he was also appointed Chairman of the Board. Prior to Gen-Probe, Mr. Bologna held several senior level positions with Becton, Dickinson and Company and Warner-Lambert Company. At Becton, Dickinson and Company, he served as President of the Diagnostic Instrument Systems Division, President of the Johnston Laboratories Division, and Vice President and General Manager of the Hynson, Wescott & Dunning biotechnology unit. At Warner-Lambert Company, he served as a Vice President responsible for the marketing, sales and research and development functions, as well as the Asia/Pacific profit center for the Scientific Instrument Division. Mr. Bologna currently serves as a director of SDIX, a biotechnology company. Mr. Bologna received an M.B.A. and a B.S. from New York University.

Jeffrey S. Boschwitz, Ph.D., has served as our Vice President, North America Marketing and Sales since May 2008. Dr. Boschwitz has over 12 years experience in the diagnostics and pharmaceutical industries. Before joining us, he was Director of Marketing Planning and Analysis at Quest Diagnostics where he was responsible for development of the physician business marketing plan and optimizing sales force effectiveness of plan execution. Previously, Dr. Boschwitz was a Principal in Booz Allen Hamilton’s health care practice with a focus on growth and operations projects for the diagnostics and pharmaceutical industries. Earlier in his career, he was a Project Manager for Plan A Consulting where he led projects to optimize the value of pharmaceutical and biotechnology company new product pipelines. Dr. Boschwitz received a B.S. in Biology and Ph.D. in Immunology from Cornell University and completed his Post-Doctoral work at Stanford University.

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

William J. Thomas has served as our Vice President and General Counsel since November 2007. Mr. Thomas was formerly Senior Vice President and General Counsel for Cytogen Corporation, a specialty pharmaceutical company that commercialized oncology products, from August 2004 to November 2007. Prior to joining Cytogen, Mr. Thomas was a senior partner with the law firm of Wilmer Cutler Pickering Hale and Dorr LLP from January 2000 to August 2004. Previously, he was a partner at the law firm Buchanan Ingersoll P.C. Mr. Thomas has more than 20 years of experience in the areas of general corporate issues, public offerings, mergers and acquisitions, securities law compliance, licensing and managing intellectual property. Mr. Thomas received a J.D. degree from Fordham University School of Law and a B.A. degree in Political Science from Rutgers University.

Directors

James Beery has served as a member of our Board of Directors since April 2004 and as Chairman since August 2009. From March 2002 to the present, Mr. Beery has served as Senior Of Counsel to Covington & Burling, an international law firm with its largest office in Washington, D.C. Mr. Beery served as Senior Vice President and General Counsel of GlaxoSmithKline PLC, a UK-based global pharmaceutical company until his retirement in June 2001. He is currently a director of Martek Biosciences Corporation, DGI Resolution, Inc. (formerly deCODE Genetics, Inc.) and the London Centre for the International Education of Students and is a member of the Board of Visitors of Stanford Law School. He was formerly a director of Inion, Oy. Mr. Beery received his J.D. from Stanford Law School and A.B. in Physical Sciences from Harvard College.

The Board of Directors has concluded that Mr. Beery is qualified to serve as a member of the Board of Directors based upon his long experience with operations, mergers and acquisitions and corporate governance matters, his experience with financial matters and his service as a board member with other companies.

Thomas A. Bologna, see biographical information above.

The Board of Directors has concluded that Mr. Bologna is qualified to serve as a member of the Board of Directors based upon his experience in the DNA testing market, experience with operations and with mergers and acquisitions and his prior experience as the chief executive officer of multiple companies.

Bruce D. Dalziel, has served as a member of our Board of Directors since April 2010. Mr. Dalziel currently serves as Executive Vice President and Chief Financial Officer for Medidata Solutions, a clinical development technology company with global operations, where he leads all aspects of finance, including control, financial reporting, tax, treasury, mergers and acquisitions, and internal audit, as well as legal, risk management, and investor relations. From August 2005 to August 2007, he was Chief Financial Officer for BISYS Inc. an outsourcing provider to the financial services industry. From September 2000 to July 2005, he was Chief Financial Officer for DoubleClick, a global internet advertising solutions company. Earlier in his career, Mr. Dalziel held an array of finance positions with Prudential Life Insurance, rising to Corporate Vice President, Financial Planning and Analysis. A 1992 graduate of Columbia University’s Executive MBA Program, he earned bachelor degrees from both Georgia Tech and Ursinus College of Pennsylvania.

The Board of Directors has concluded that Mr. Dalziel is qualified to serve as a member of the Board of Directors based upon his financial expertise, experience with operations and his experience of an executive officer with publicly held companies. Mr. Dalziel also has significant strategic and investment experience and, as a newer board member, brings a fresh perspective regarding our company.

James M. Hart, Ph.D., has served as a member of our Board of Directors since January 2010. Dr. Hart is the former Commissioner of the City of London Police Force with a career spanning almost four decades in various U.K police forces. His experience included senior operational and command positions at the Metropolitan Police, New Scotland Yard and the Surrey Police force. He also was Chairman of the Association of Chief Police Officers Economic Crime Portfolio, headed the Commissioner’s Policy Unit at New Scotland Yard and was a member of the senior team that implemented the restructuring of the Metropolitan Police Force, the U.K.’s largest law enforcement agency. Dr. Hart is currently a non-executive director of the Office of Fair Trading in the U.K., an independent competition and consumer protection authority, and Knightsbridge Guarding Ltd, a security company, and Chairman of Radio Tactics Ltd., a software engineering company. Dr. Hart holds a

B.Sc. (Hons) degree in Systems Science and Management, and a PhD degree in Systems Science, both from the City University, London, and is a Fellow of the Chartered Management Institute. He was awarded the Queen’s Police Medal in the 1999 Queen’s Birthday Honors list and the CBE (Commander of the Order of the British Empire) in 2006.

The Board of Directors has concluded that Dr. Hart is qualified to serve as a member of the Board of Directors based upon his experience in law enforcement, experience with operations and his service as a board member with other companies. As a newer board member, Dr. Hart brings a fresh perspective regarding our company.

Sidney M. Hecht, Ph.D., has served as a member of our Board of Directors since 1995. Dr. Hecht is Director of the Center for Bioenergetics in the Biodesign Institute and Professor of Chemistry at Arizona State University. He was the John W. Mallet Professor of Chemistry and Professor of Biology at the University of Virginia from 1978 until 2008. From 1981 to 1987, Dr. Hecht held concurrent appointments first as Vice President, Preclinical Research and Development, and then Vice President, Chemical Research and Development at SmithKline & French Laboratories, where he was appointed a Distinguished Fellow. From 1971 to 1979, he was assistant professor and then associate professor of chemistry at the Massachusetts Institute of Technology. Dr. Hecht received his B.A. in Chemistry from the University of Rochester and his Ph.D. in Chemistry from the University of Illinois.

The Board of Directors has concluded that Dr. Hecht is qualified to serve as a member of the Board of Directors based upon his scientific background, his experience in the DNA testing market and his experience with operations in our industry.

Kenneth D. Noonan, Ph.D., has served as a member of our Board of Directors since December 2001. Dr. Noonan is currently a principal at the consulting firm TK Associates, Inc., advising companies and individuals on the commercialization of early stage life science technologies. Dr. Noonan is also currently serving as a senior advisor to L.E.K. Consulting LLP, supporting the firm on specific projects and client relationships. From 2001 to 2009, Dr. Noonan was a senior partner and the head of the European life sciences practice at L.E.K. Consulting LLP. Prior to joining L.E.K., Dr. Noonan was the senior Vice President of Corporate Development for Applera Corporation from 2000 to 2001 where he had corporate responsibility for strategy and transactions. Dr. Noonan has significant experience consulting to European life sciences companies first as the founder and managing director of The Wilkerson Group Ltd. (a specialist life science consultancy), and subsequently as Head of Booz-Allen and Hamilton’s European pharmaceutical practice from 1995 to 2000. Prior to becoming a consultant, Dr. Noonan was the Vice President of Technology Assessment and Business Development for CooperTechnicon Corp. and prior to that he was Director of Research and Development for BD Microbiology Systems. Dr. Noonan sits on a variety of public and private boards of directors, including TyraTech Inc., Intercept Pharmaceuticals, Inc. and Premier Research Group Ltd. Dr. Noonan’s academic credentials include a Ph.D. in Biochemistry from Princeton University and a B.S. in Biology from St. Joseph’s University.

The Board of Directors has concluded that Dr. Noonan is qualified to serve as a member of the Board of Directors based upon his experience as a consultant, his experience in the DNA testing market, experience with operations and with mergers and acquisitions in our industry and his service as a board member with other companies.

Nicole S. Williams has served as a member of our Board of Directors since 2002. Ms. Williams has 17 years experience as a chief financial officer of public and private global companies. Ms. Williams formerly was the Chief Financial Officer of Abraxis Bioscience Inc., a biopharmaceutical company, and President of Abraxis Pharmaceutical Products, a division of Abraxis Bioscience Inc., positions she assumed upon the merger of American Pharmaceutical Partners, Inc. and American Bioscience Inc. in April 2006. From 2002 to 2006, Ms. Williams was the Executive Vice President and Chief Financial Officer of American Pharmaceutical Partners and in December 2005, assumed additional responsibilities as President of American Pharmaceutical Partners. Ms. Williams is the President of the Nicklin Capital Group, Inc., a firm she founded in 1999 to invest in and provide consulting to early stage technology companies in the Midwest. From 1992 to 1999, Ms. Williams was the Executive Vice President, Chief Financial Officer and Corporate Secretary of R.P. Scherer Corporation in Troy, Michigan. She currently serves as a director of Progenics Pharmaceuticals, Inc. and Intercept Pharmaceuticals, Inc. She maintains a Certificate of Director Education from the National Association of Corporate Directors which she earned in 2007. Ms. Williams received her Demi-License es Science Politique from the University of Geneva, Switzerland, her License es Science Politique from the Graduate Institute of International Affairs, University of Geneva, Switzerland and her M.B.A. from the Graduate School of Business, University of Chicago.

The Board of Directors has concluded that Ms. Williams is qualified to serve as a member of the Board of Directors based upon her financial expertise, her experience with operations and her service as a chief financial officer and board member with other companies.

The Board of Directors

Our Certificate of Incorporation and By-laws provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board of Directors currently consists of seven members, classified into three classes as follows:

•	The Class I directors are Dr. Hecht, Dr. Noonan and Mr. Beery, and their term will end at the 2010 annual meeting of stockholders;

•	The Class II director are Mr. Bologna and Mr. Dalziel, and their term will end at the 2011 annual meeting of stockholders; and

•	The Class III directors are Dr. Hart and Ms. Williams, and their term will end at the 2012 annual meeting of stockholders.

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

Meetings and Committees of the Board of Directors

Meeting Attendance

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all board, committee and stockholders’ meetings. During the fiscal year ended December 31, 2009, there were 12 meetings of our Board of Directors and all directors serving during 2009 attended at least 75% of the board meetings and meetings of committees on which they served. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged to attend each annual meeting of stockholders. All of the directors serving at that time attended the 2009 annual meeting of stockholders held on October 7, 2009.

Committees of the Board of Directors

The Board of Directors has established an Audit Committee and a Compensation Committee to facilitate and assist the Board of Directors in the execution of its responsibilities. In accordance with the listing standards of The NASDAQ Stock Market LLC, these committees are comprised solely of non-employee, independent directors. Charters of the Audit Committee and the Compensation Committee are available on our website at www.orchidcellmark.com by first clicking on the section for “Investor Relations” and then “Corporate Governance.” Committee charters are also available without charge, to any stockholder, upon written request, to the Corporate Secretary at Orchid, 4390 US Route One, Princeton, New Jersey 08540. The table below shows current membership of each of the Audit Committee and the Compensation Committee of our Board of Directors:

Audit Committee	Compensation Committee
James Beery	Sidney M. Hecht *
Sidney M. Hecht	Nicole S. Williams
Nicole S. Williams *

*	Committee Chairperson

Audit Committee. Our Audit Committee met seven times during fiscal 2009. Our Audit Committee’s role and responsibilities are set forth in a written charter and include the authority to retain and terminate the services of our independent registered public accounting firm, review annual consolidated financial statements, consider matters relating to accounting policy and internal controls, review the scope of annual audits and oversee the Company’s processes to assess and manage financial and enterprise risk. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by The NASDAQ Stock Market LLC, as such standards apply specifically to members of audit committees. Our Board of Directors has determined that Ms. Williams is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.

Compensation Committee. Our Compensation Committee met five times during fiscal 2009. Our Compensation Committee’s role and responsibilities are set forth in a written charter and include the authority to review, approve and make recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success, and to review all compensation policies and practices for all employees to determine whether such policies and practices create risks that are reasonably likely to have a material adverse effect on us and report any critical risks to the Audit Committee. The Compensation Committee is responsible for the determination of the compensation of our President and Chief Executive Officer, and conducts its decision making process with respect to that issue without the President and Chief Executive Officer present. The Compensation Committee also determines the compensation of our other executive officers and our directors. All members of the Compensation Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the NASDAQ Stock Market LLC, as such standards apply specifically to members of compensation committees.

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

Nominating Committee. We do not currently have a standing nominating committee since our Board of Directors determined that the independent members of the Board of Directors adequately fulfill the obligations of a nominating committee. The Board may consider establishing a standing nominating committee in the future.

The Board of Directors considers recommendations of potential candidates from current directors, management and stockholders. Stockholders’ nominations for directors must be made in writing and include the nominee’s written consent to the nomination and sufficient background information on the candidate to enable the Board of Directors to assess his or her qualifications.

In August 2009, the Board of Directors established a search committee comprised of Mr. Beery (Chairman), Mr. Bologna and Ms. Williams to coordinate a search for director candidates who could assist us in advancing our objectives and are otherwise appropriately qualified to serve on the Board of Directors. This search committee was assisted in its search by Heidrick & Struggles, an international executive search and consulting firm. As a result of this search and additional input from all members of the Board of Directors, Dr. Hart was appointed to the Board of Directors effective January 1, 2010 and Mr. Dalziel was appointed to the Board of Directors effective April 1, 2010.

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures disclosed in our proxy statement for the 2009 annual meeting of stockholders by which stockholders may nominate directors, other than as set forth in our Current Report on Form 8-K filed on March 19, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to us.

Based solely on our review of copies of reports furnished to us, or written representations that no reports were required, we believe that during 2009 our executive officers, directors and 10% stockholders complied with all filing requirements of Section 16(a) in a timely manner.

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

Compensation Disclosure and Analysis

This Compensation Disclosure and Analysis discusses the principles underlying our compensation policies and decisions and the principal elements of compensation paid to the following executive officers during the 2009 fiscal year:

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

The Compensation Committee also reviews compensation policies and practices for all employees to determine whether such policies and practices create risks that are reasonably likely to have a material adverse effect on us.

This Compensation Disclosure and Analysis should be read together with the compensation tables and related narrative for our executive officers that can be found can be found below.

Setting Executive Compensation

Management develops our compensation plans by utilizing publicly available compensation data as well as subscription survey data for national and regional companies in the biopharmaceutical and laboratory services industries. We believe that the practices of these groups of companies provide us with appropriate compensation benchmarks, because these groups of companies are in similar businesses and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from these groups of companies, as well as a subset of the data from those companies that have a similar number of employees as our company. For purposes of determining executive compensation for our President and Chief Executive Officer in 2007, we engaged a consultant, Mercer Human Resource Consulting, Inc., or Mercer, to prepare and analyze data and compare our compensation programs with the practices of a group of peer companies. In prior years, we also engaged a consultant to assist us in assessing the compensation of our technical staff. We have not engaged a compensation consultant since 2007.

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

•	the base salary is slightly above the 75th percentile of all peer companies and between the 50 th and 75th percentile of peer companies excluding health care companies;

•	the short-term incentive opportunity is below the market median;

•	the annualized value of long-term incentives is above the 50th percentile of the peer companies;

•	the total cash and direct compensation are between the 50th percentile and 75th percentile of the peer companies; and

•	the pay mix for our Chief Executive Officer is weighted more on equity compensation as compared to the peer companies.

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

The Compensation Committee typically implements a program of annual performance reviews under which annual performance goals are determined and set forth in writing during the first and second quarters of each year. Annual corporate goals are proposed by management and approved by the Board of Directors during the first or second quarter of each year. These corporate goals target the achievement of specific annual objectives, which are both financial and strategic. Annual individual goals focus on contributions which facilitate the achievement of the corporate goals and are typically set during the first and second quarters of each calendar year. Individual goals are developed by each key employee and such employee’s manager, which in the case of our executives is our President and Chief Executive Officer, and are designed to be in line with the annual corporate goals. Annual salary increases, annual bonuses, and annual equity awards granted to our employees are tied to the achievement of these corporate and each individual’s performance goals.

We assess the written goals to determine corporate and individual progress against the previously established goals and may make any adjustments to the goals for the remainder of the year based on changing circumstances.

During the first or second calendar quarter, we typically evaluate corporate and individual performance against the written goals for the recently completed year. Consistent with our compensation philosophy, each employee’s supervisor prepares a written evaluation of the employee’s performance. This process leads to a recommendation for annual employee salary increases and annual equity awards and bonuses, if any, which is then reviewed and approved, as appropriate, by management and the Compensation Committee. In addition to rating performance, during the annual review process, managers may also determine if any employee should be promoted and, if there are significant differences in how a person is compensated as compared to industry benchmarks, proposes any additional adjustments to be made. Following his review of our executive officers, our President and Chief Executive Officer prepares compensation recommendations for these executive officers and certain other employees which are submitted to the Compensation Committee, which may accept or adjust the recommendations. In the case of the President and Chief Executive Officer, his individual performance evaluation is conducted by the Compensation Committee, which determines his compensation changes and awards, if any, which are then approved by the Board of Directors. For all employees, including our executive officers, annual base salary increases, annual equity awards and annual bonuses, to the extent granted, are implemented during the first or second calendar quarters of the year.

For the 2009 fiscal year, the Compensation Committee approved a Corporate Objectives Plan designed to advance our pay-for-performance philosophy by focusing the attention of our executive officers on the attainment of key objectives for the year and then using this plan as the basis to make determinations related to annual incentive awards, including annual cash bonuses.

Executive Compensation Components and 2009 Decisions

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

Our President and Chief Executive Officer was recruited and hired by our Board of Directors during the first quarter of 2006. The initial salary and other compensation for our President and Chief Executive Officer was established in arms-length negotiations between the President and Chief Executive Officer and our Board of Directors, taking into account his extensive experience, track record, our request that he relocate to the Princeton, New Jersey area, the timing of such relocation and other factors. Our Vice President and Chief Financial Officer was hired during the fourth quarter of 2007. Our Vice President and General Counsel was hired during the fourth quarter of 2007. Our Vice President, North America Marketing and Sales was hired during the second quarter of 2008. The initial salary and other compensation for each of Messrs. Smith and Thomas and Dr. Boschwitz was established in arms-length negotiations between such executive and our President and Chief Executive Officer, taking into account such executive’s extensive experience, track record and other factors.

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

Base salaries are reviewed annually as part of our annual performance review program, and increased for merit reasons, based on certain considerations, including the executive’s success in meeting or exceeding individual performance objectives and an assessment of whether significant corporate goals were achieved. If necessary, we also realign base salaries with market levels for the same positions in the companies of similar size to us represented in the compensation data we review, if we identify significant market changes in our data analysis. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. In 2007, we engaged Mercer to assist us in assessing the total compensation for our President and Chief Executive Officer.

In the first quarter of 2009, the Compensation Committee determined that there would be no salary increases in the annual salaries of our executive officers and all other employees in 2009. The Compensation Committee has not yet determined the amount of salary increases for 2010, if any, for Messrs. Bologna, Smith and Thomas and Dr. Boschwitz. The 2009 salaries at year end for our executive officers are shown in the following table.

Name and Title	2009 Salary @ Year-End
Thomas A. Bologna, President and Chief Executive Officer	$565,000
James F. Smith, Vice President and Chief Financial Officer	$247,100
William J. Thomas, Vice President and General Counsel	$246,100
Jeffrey S. Boschwitz, Vice President, North America Marketing and Sales	$230,000

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of executives and certain other employees. The amount of the cash bonus depends on the level of achievement of the stated corporate and individual performance goals, with a target bonus generally set as a percentage of base salary. As provided in their respective employment agreements, our President and Chief Executive Officer is eligible for an annual performance-based cash bonus target of 50% of his base salary, and each of our Vice President and Chief Financial Officer, Vice President and General Counsel and Vice President, North America Marketing and Sales, is eligible for an annual performance-based cash bonus target of 25% of his base salary. In its discretion, the Compensation Committee and Board of Directors may, however, award bonus payments above or below these target amounts. There is no provision for a mandatory minimum annual bonus and the Compensation Committee and the Board of Directors retain full discretion as to the total amount of the cash bonus, if any, to be awarded. The Compensation Committee reserves the discretion to reduce or not make annual bonus payments even if the applicable performance goals are met.

In connection with determining the amounts for 2009 bonuses for each named executive officer, the Compensation Committee considered the following pre-established corporate objectives:

•	Orchid’s actual 2009 financial performance as compared to its business plan, including revenue, gross margin and cash position;

•

plan and begin to implement consolidation of the operations of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility and the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility;

•	increase by approximately 25% as compared to 2008 the average number of samples per analyst per month in our Dallas forensic casework operations;

•	right-sizing our Nashville and Dallas operations;

•	realization of a specific level of revenue per reporting officer in the U.K.;

•	implementation of process efficiencies for U.K. Police and Criminal Evidence Act (PACE) work;

•	realization of a specific level of revenue from the National Procurement Plan in the U.K. or secure non-procurement business to make up for the shortfall; and

•	monetize our SNPs technology patents.

The Compensation Committee does not specifically allocate or weight each objective and generally reviews the entire mix of objectives when determining annual bonus awards. Although the members of the Compensation Committee discuss and analyze our performance as a group, each member makes his or her own judgment about which objectives are important, and how to allocate or weight those objectives in reaching a conclusion. It is possible, and likely, under this system, that different members of the Compensation Committee may reach the same determination with respect to annual bonuses for different reasons. Although we achieved all of these 2009 objectives, the Compensation Committee did not award any bonuses to our executive officers, including our President and Chief Executive Officer, for 2009 performance.

In February 2010, the Compensation Committee definitively established 2010 goals and objectives for our executive officers. For 2010, bonus awards, if any, will be based on a subjective review of an executive officer’s performance and achievement of the following corporate objectives:

•	Orchid’s actual 2010 financial performance as compared to its business plan, including revenue, gross margin and cash position;

•	reduction of certain outside legal expenses;

•	reduction of certain intellectual property expenses;

•	realization of a specific level of revenue per reporting officer in the U.K.;

•	realization of a specific level of revenue from U.S. forensic casework;

•	realization of a specific level of revenue from the National Procurement Plan in the U.K. or secure non-procurement business to make up for the shortfall;

•	pursue acquisition candidates; and

•

completion of the consolidation of the operations of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility and the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility by the projected dates in 2010 and within the restructuring cost projections.

Name and Title	2008 Target Bonus ($)		2008 Target Bonus (% Salary)	Actual 2008 Bonus ($)	2009 Target Bonus ($)	2009 Target Bonus (% Salary)	Actual 2009 Bonus ($)	2010 Target Bonus ($)(1)	2010 Target Bonus (% Salary)

Thomas A. Bologna, President and Chief Executive Officer	282,500		50%	0	282,500	50%	0	282,500	50%

James F. Smith, Vice President and Chief Financial Officer	61,775		25%	0	61,775	25%	0	61,775	25%

William J. Thomas, Vice President and General Counsel	61,525		25%	0	61,525	25%	0	61,525	25%

Jeffrey S. Boschwitz, Vice President, North America Marketing and Sales	35,348	(2)	15%	0	57,500	25%	0	57,500	25%.

(1)	Based upon salaries at the end of 2009. The Compensation Committee has not yet established 2010 salaries for our executive officers.
(2)	Dr. Boschwitz joined us in May 2008. The amount of the 2008 annual performance bonus target for Dr. Boschwitz was pro-rated based on the number of calendar days in the particular year during which he was employed by us.

The Compensation Committee believes that the overall target levels contained in the corporate objectives set for the executive officers of the Company are very difficult to achieve, especially the financial performance targets, and are established to award superior performance. This is demonstrated by the fact that since 2006, the Compensation Committee has awarded only $10,000 in annual bonuses to our executive officers. Under our compensation policy, during this time period our executive officers were eligible to receive up to an aggregate of approximately $1.4 million in annual bonuses.

Long-Term Equity Incentive Compensation

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our employees in equity-based awards. Our Amended and Restated 2005 Stock Plan allows the grant to employees of stock options, restricted stock grants, stock grants and other equity-based awards. We currently make initial equity awards of stock options to new executive and certain non-executive employees in connection with their employment with us. The report by Mercer noted that most peer companies grant long-term incentives annually with the majority of peer companies using stock options and approximately 40% of peer companies using restricted stock. Mercer recommended that we consider an annual equity grant for executive officers, either in the form of stock options or performance-based shares. Annual grants of options, if any, are approved by the Compensation Committee.

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

In June 2009, based upon approval guidelines, the recommendation of our President and Chief Executive Officer, the review by the Compensation Committee of the performance of our executive officers against the 2008 corporate objectives established for annual bonuses, and the factors discussed above with respect to granting long-term equity incentives, the Compensation Committee awarded our executive officers the following equity awards: our President and Chief Executive Officer was granted options to acquire 170,000 shares of our common stock at an exercise price of $1.54; and each of our Vice President and Chief Financial Officer, Vice President and General Counsel, and Vice President, North America Marketing and Sales was granted options to acquire 45,000 shares of our common stock at an exercise price of $1.54. Based on its assessment of the executives’ performance against the 2008 corporate objectives, the Compensation Committee determined that 50% of each of these options were vested on the date of grant. In order to align the executives’ interests with those of our stockholders, the Compensation Committee determined that the remaining 50% of these options will vest on the date of our release of our earnings for the fiscal year ended December 31, 2009, provided, that (i) the Company has achieved certain corporate goals with respect to gross margin and cash as of December 31, 2009 and (ii) such individual is employed by us on such date. On March 11, 2010, based on the achievement of the corporate goals with respect to gross margin and cash as of December 31, 2009 and our release of our earnings for the fiscal year ended December 31, 2009, the remaining 50% of these options vested.

Stock awards. We have recently made stock grants a part of our annual review program to our current President and Chief Executive Officer. However, we may make these grants to executives and certain non-executive employees as part of the annual review process in anticipation of contributions that will create value in our company. See “Initial stock awards” above for a discussion of the expected terms of, reasons for granting and expected amount of grants of stock.

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

Non-Qualified Deferred Compensation

We have established an Executive Deferred Compensation Plan, which originally became effective on January 1, 1999 and was restated effective January 1, 2009 to comply with Section 409A of the Internal Revenue Code. It was established primarily for the purpose of attracting and retaining qualified executive talent and to provide them with an important component of a competitive and attractive executive benefit program. Participants in the plan are permitted in their sole discretion to defer receipt of, and income taxation on, up to 50% of their regular base salary and we are required to contribute each year an amount equal to 5% of the regular base salary of each participant. At this time, we have only designated our President and Chief Executive Officer as eligible to participate in this plan. We have not and do not anticipate offering the opportunity to participate in this plan to any employees who may join us in the future.

Our Executive Deferred Compensation Plan is discussed in further detail under the heading “Non-Qualified Deferred Compensation Plan” elsewhere in this Annual Report. Our President and Chief Executive Officer has not elected to defer any portion of his salary in accordance with the Executive Deferred Compensation Plan. However, we contribute an amount equal to 5% of our President and Chief Executive Officer’s annual base salary to the Executive Compensation Plan for his benefit.

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

In connection with our President and Chief Executive Officer joining us in 2006, we agreed to provide him a $2,000,000 life insurance policy for a beneficiary designated by him, reimbursement of expenses in connection with his relocation to the Princeton, New Jersey area (including costs associated with the sale of his former residence, purchase of his new residence and temporary living expenses), legal costs associated with negotiating his employment arrangement and tax gross-ups to offset the tax effects of such payments to him under his employment arrangement with us. As set forth under “Summary Compensation Table” below, as part of his employment arrangement, we reimbursed our President and Chief Executive Officer for costs incurred in connection with the relocation of Mr. Bologna and his family to the Princeton, New Jersey area. For more details about these payments, see the discussion below relating to Mr. Bologna’s employment agreement with us. The extent and amount of these benefits were determined in arms-length negotiations between the President and Chief Executive Officer and our Board of Directors, taking into account his extensive experience, track record, our request that he relocate to the Princeton, New Jersey area and the timing of such relocation and other factors. In addition, attributed costs of the personal benefits and perquisites received by our President and Chief Executive Officer and our other named executive officers in 2008, are included in the “Summary Compensation Table” below.

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

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K/A.

THE COMPENSATION COMMITTEE
Sidney M. Hecht, Chairman
Nicole S. Williams

Summary Compensation Table

The following table shows the compensation for the fiscal years ended December 31, 2009, 2008 and 2007 earned by (1) our President and Chief Executive Officer, (2) our Vice President and Chief Financial Officer, (3) our Vice President and General Counsel, and (4) our Vice President, North America Marketing and Sales.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)

Thomas A. Bologna President and Chief Executive Officer	2009 2008 2007	565,000 560,250 539,500	— — 10,000		— — 388,500	(6)	253,300 466,900 —	(2) (4)	89,232 101,790 567,162	(3) (5) (7)	907,532 1,128,940 1,505,162

James F. Smith Vice President and Chief Financial Officer(8)	2009 2008 2007	247,100 246,575 57,699	— — —		— — —		67,050 81,063 417,000	(9) (11) (13)	5,866 7,060 839	(10) (12) (14)	320,016 334,698 475,538

William J. Thomas Vice President and General Counsel(15)	2009 2008 2007	246,100 245,825 29,697	— — 10,000	(20)	— — —		67,050 65,833 417,000	(16) (18) (21)	4,641 2,778 195	(17) (19) (22)	317,791 314,436 456,892

Jeffrey S. Boschwitz Vice President, North America Marketing and Sales(23)	2009 2008	230,000 141,136	— —		— —		67,050 125,000	(24) (26)	5,554 1,918	(25) (27)	302,604 268,054

(1)	The amounts reported in the Option Awards column represent the aggregate grant date fair value of the stock options computed in accordance with ASC Topic 718 granted to our executive officers during 2009, 2008 and 2007. The grant date fair value of performance awards is determined based on the probable outcome of such performance conditions as of the grant date. Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The number is computed using the closing sale price per share of our common stock as reported on NASDAQ on the date of the approval by the Board of Directors of the award. The assumptions made in calculating the aggregate grant date fair value amounts for the options granted in 2009, 2008 and 2007 are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.
(2)	Represents the aggregate grant date fair value of options granted to Mr. Bologna to purchase 170,000 shares of common stock on June 25, 2009.
(3)	Consists of $4,900 of matching contributions under our 401(k) plan, $28,250 of contributions by us into our Executive Deferred Compensation Plan for the benefit of Mr. Bologna, $4,496 in life insurance premiums paid by us for a life insurance policy to benefit Mr. Bologna, $25,000 in relocation and related expenses and $26,586 in tax gross-ups.
(4)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Bologna to purchase 145,000 shares of common stock on June 5, 2008.
(5)	Consists of $4,600 of matching contributions under our 401(k) plan, $28,013 of contributions by us into our Executive Deferred Compensation Plan for the benefit of Mr. Bologna, $3,530 in life insurance premiums paid by us for a life insurance policy to benefit Mr. Bologna, $37,674 in relocation and related expenses and $27,973 in tax gross-ups for relocation.
(6)	Represents the aggregate grant date fair value of 75,000 shares of common stock computed in accordance with ASC Topic 718 granted to Mr. Bologna on December 30, 2007. The number is computed using the closing sale price per share of our common stock as reported on NASDAQ on the date of the approval by the Board of Directors of the award. The assumptions made in calculating the aggregate grant date fair value amount for stock awards granted in 2007 are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.
(7)	Consists of $4,400 of matching contributions under our 401(k) plan, $33,475 of contributions by us into our Executive Deferred Compensation Plan for the benefit of Mr. Bologna, $3,354 in life insurance premiums paid by us for a life insurance policy for the benefit of Mr. Bologna, $299,203 in relocation and related expenses and $226,730 in tax gross-ups for relocation expenses paid to Mr. Bologna.
(8)	Mr. Smith commenced employment with us on October 5, 2007.
(9)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Smith to purchase 45,000 shares of common stock on June 25, 2009.
(10)	Consists of $4,900 of matching contributions under our 401(k) plan and $966 in life insurance premiums paid by us for a life insurance policy for the benefit of Mr. Smith.

(11)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Smith to purchase 25,175 shares of common stock on June 5, 2008.
(12)	Consists of $3,706 of matching contributions under our 401(k) plan and $3,354 in life insurance premiums paid by us for a life insurance policy for the benefit of Mr. Smith.
(13)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Smith to purchase 75,000 shares of common stock on October 31, 2007.
(14)	Represents life insurance premiums paid by us for a life insurance policy for the benefit of Mr. Smith.
(15)	Mr. Thomas commenced employment with us on November 19, 2007.
(16)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Thomas to purchase 45,000 shares of common stock on June 25, 2009.
(17)	Consists of $3,675 of matching contributions under our 401(k) plan and $966 in life insurance premiums paid by us for a life insurance policy for the benefit of Mr. Thomas.
(18)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Thomas to 20,445 shares of common stock on June 5, 2008.
(19)	Consists of $1,608 of matching contributions under our 401(k) plan and $1,170 in life insurance premiums paid by us for a life insurance policy for the benefit of Mr. Thomas.
(20)	Represents a signing bonus of $10,000.
(21)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Thomas to purchase 75,000 shares of common stock on November 19, 2007.
(22)	Represents life insurance premiums paid by us for a life insurance policy for the benefit of Mr. Thomas.
(23)	Dr. Boschwitz commenced employment with us on May 21, 2008.
(24)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Dr. Boschwitz to purchase 45,000 shares of common stock on June 25, 2009.
(25)	Consists of $4,600 of matching contributions under our 401(k) plan and $954 in life insurance premiums paid by us for a life insurance policy for the benefit of Mr. Boschwitz.
(26)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Dr. Boschwitz to 50,000 shares of common stock to Dr. Boschwitz on May 21, 2008.
(27)	Represents $1,150 of matching contributions under our 401(k) plan and $768 in life insurance premiums paid by us for a life insurance policy for the benefit of Dr. Boschwitz.

Grants of Plan-Based Awards

The following table shows information regarding grants of equity awards that we made during the fiscal year ended December 31, 2009 to each of the individuals named in the Summary Compensation Table.

Name	Grant Date	Estimated Future Payments Under Equity Incentive Plan Awards (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Closing Market Price on Grant Date ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas A. Bologna	06/25/09	85,000		1.54	1.49	126,650
	06/25/09		85,000	1.54	1.49	126,650
James F. Smith	06/25/09	22,500		1.54	1.49	33,525
	06/25/09		22,500	1.54	1.49	33,525
William J. Thomas	06/25/09	22,500		1.54	1.49	33,525
	06/25/09		22,500	1.54	1.49	33,525
Jeffrey S. Boschwitz	06/25/09	22,500		1.54	1.49	33,525
	06/25/09		22,500	1.54	1.49	33,525

(1)	These options vest on the date of release by the Company of our earnings for the fiscal year ended December 31, 2009, provided, that (i) the Company has achieved certain corporate goals with respect to gross margin and cash as of December 31, 2009 and (ii) such individual is employed by us on such date. On March 11, 2010, based on the achievement of the corporate goals with respect to gross margin and cash as of December 31, 2009 and the release by the Company of our earnings for the fiscal year ended December 31, 2009, these options vested.
(2)	These options vest on the date of grant.
(3)	Our Amended and Restated 2005 Stock Plan provides that the exercise price shall be determined by using the fair market value of our common stock, which is defined under the Amended and Restated 2005 Stock Plan as the closing price of our common stock on the NASDAQ Global Market on the day prior to the grant date.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards

The terms of Mr. Bologna’s compensation are derived from our employment agreement with him and the annual performance review by our Compensation Committee. The terms of Mr. Bologna’s employment agreement with us were the result of extensive negotiations between us and Mr. Bologna and were approved by our Board of Directors. Annual salary increases, annual equity awards and cash bonuses, if any, for Mr. Bologna are determined by the Board of Directors, after the recommendation from the Compensation Committee. The terms of our other named executive officers’ compensation are derived from our employment agreement with each executive, which terms were the result of negotiations with each executive. Annual salary increases, annual equity awards and cash bonuses, if any, for these executives are determined by the Compensation Committee based upon the recommendation of Mr. Bologna.

All of the equity awards disclosed in the Grants of Plan-Based Awards table were issued under our Amended and Restated 2005 Stock Plan. All option awards were granted with an exercise price per share equal to the closing price of our common stock on the NASDAQ Global Market on the day prior to the grant date of each award. Subject to the terms and conditions of the Amended and Restated 2005 Stock Plan and the option agreements issued in connection with these grants, all of the options granted in 2009 vested 50% on the date of grant. In order to align the executives’ interests with those of our stockholders, the Compensation Committee determined that the remaining 50% of these options would vest on the date of release by the Company of our earnings for the fiscal year ended December 31, 2009, provided, that (i) the Company had achieved certain corporate goals with respect to gross margin and cash as of December 31, 2009 and (ii) such individual was employed by us on such date. On March 11, 2010, based on the achievement of the corporate goals with respect to gross margin and cash as of December 31, 2009 and the release by the Company of our earnings for the fiscal year ended December 31, 2009, the remaining 50% of these options vested.

Employment Agreement with Thomas A. Bologna

On March 8, 2006, we entered into an employment agreement with Thomas A. Bologna to serve as our President and Chief Executive Officer effective April 25, 2006. The employment agreement is for a four-year term and automatically renews for additional four-year terms unless either party gives notice of non-renewal to the other party at least 18 months prior to the expiration of the then current term. Mr. Bologna’s annual base salary is $565,000, and he has a bonus target each year of 50% of his base salary, based primarily on performance measures. Based upon the achievement of key 2007 objectives, Mr. Bologna received a $10,000 bonus in April 2008. We also contribute an additional 5% of Mr. Bologna’s annual base salary to the Executive Deferred Compensation Plan for his benefit. Pursuant to the employment agreement, Mr. Bologna (i) received a signing bonus of $100,000, which was subject to pro rata repayment if Mr. Bologna’s employment was terminated for certain reasons within the first year of joining our company, (ii) was granted an option to purchase 600,000 shares of our common stock at an exercise price equal to $4.53 per share and (iii) was granted 100,000 shares of our common stock at no cost to Mr. Bologna based upon Mr. Bologna’s performance. In addition, we agreed to purchase life insurance on Mr. Bologna in the face amount of not less than $2,000,000 for a beneficiary designated by him.

In connection with his employment, Mr. Bologna relocated to the Princeton, New Jersey area in 2007. We reimbursed Mr. Bologna $25,000, $37,674, $299,203 and $46,896 in 2009, 2008, 2007 and 2006, respectively, for certain relocation expenses, which are subject to pro rata repayment in certain circumstances. We also reimbursed Mr. Bologna $10,351 in 2006 for his legal expenses related to the negotiation of the employment agreement and related equity arrangements. We also made additional gross-up payments to Mr. Bologna of $26,586, $27,973, $226,730 and $48,503 in 2009, 2008, 2007 and 2006, respectively, in order to pay income tax imposed on him because certain payments made to Mr. Bologna under the employment agreement are deemed compensation to Mr. Bologna.

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

Employment Agreement with Jeffrey S. Boschwitz

On May 13, 2008, we entered into an employment agreement with Jeffrey S. Boschwitz to serve as our Vice President, North America Marketing and Sales effective May 21, 2008. The employment agreement is for a three-year term and automatically renews for additional one-year terms unless either party gives notice of non-renewal to the other party at least three months prior to the expiration of the then current term. Dr. Boschwitz’s current annual base salary is $230,000, and he has a bonus target each year of 25% of his base salary, prorated for 2008, based primarily on performance measures. Pursuant to the employment agreement, Dr. Boschwitz (i) was granted an option to purchase 50,000 shares of our common stock at an exercise price equal to $3.25 per share and (ii) was required to purchase $10,000 of our common stock in the open-market within six months after his commencement of employment, subject to compliance with our insider trading policy and applicable securities laws. As a result of our policy regarding black-out periods and applicable securities laws, Dr. Boschwitz was unable to purchase at least $10,000 worth of our common stock by the end of his first six months of employment with us. On June 9, 2009, Dr. Boschwitz fulfilled this requirement and purchased $10,000 of our common stock in the open-market.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options outstanding on December 31, 2009, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas A. Bologna	550,000	50,000	(1)	4.53	4/25/16
	54,375	90,625	(2)	3.03	6/05/18
	85,000	85,000	(3)	1.54	6/25/19
James F. Smith	40,625	34,375	(4)	5.54	10/31/17
	9,4417	15,734	(5)	3.03	6/05/18
	22,500	22,500	(3)	1.54	6/25/19
William J. Thomas	39,063	35,937	(4)	4.59	11/19/17
	7,667	12,778	(6)	3.03	6/05/18
	22,500	22,500	(3)	1.54	6/25/19
Jeffrey S. Boschwitz	19,792	30,208	(7)	3.25	5/21/18
	22,500	22,500	(3)	1.54	6/25/19

(1)	This option vests as to 12,500 shares on a monthly basis.
(2)	This option vests as to 3,021 shares on a monthly basis.
(3)	These options vest on the date of release by the Company of our earnings for the fiscal year ended December 31, 2009, provided, that (i) the Company has achieved certain corporate goals with respect to gross margin and cash as of December 31, 2009 and (ii) such individual is employed by us on such date. On March 11, 2010, based on the achievement of the corporate goals with respect to gross margin and cash as of December 31, 2009 and the release by the Company of our earnings for the fiscal year ended December 31, 2009, these options vested.
(4)	This option vests as to 1,562 shares on a monthly basis.
(5)	This option vests as to 524 shares on a monthly basis.
(6)	This option vests as to 426 shares on a monthly basis.
(7)	This option vests as to 1,042 shares on a monthly basis.

Option Exercises and Stock Vested

There were no exercise of options to purchase our common stock during the fiscal year ended December 31, 2009 by any of the individuals named in the Summary Compensation Table nor were any shares of restricted stock held by any of our named executive officers in 2009.

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

The following tables provides information with respect to the contributions, earnings, withdrawals and balances under our Executive Deferred Compensation Plan during the fiscal year ended December 31, 2009 for each of the individuals named in the Summary Compensation Table.

Name	Registrant Contributions in Last FY ($)		Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FYE ($)
Thomas A. Bologna	28,250	(1)	27,233	104,236
James F. Smith	—		—	—
William J. Thomas	—		—	—
Jeffrey S. Boschwitz	—		—	—

(1)	Pursuant to our employment agreement with Mr. Bologna, we contribute an amount equal to 5% of Mr. Bologna’s base salary to our Executive Deferred Compensation Plan at least annually. This amount has been reported in the “All Other Compensation” column of the Summary Compensation Table for 2009.

Potential Payments upon Termination or Change of Control

Generally, regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	the portion of the executive’s base salary that has accrued prior to any termination and not yet been paid;

•	unused vacation pay pro-rated for the executive officer’s last year of employment;

•	distribution under the executive’s 401(k) plan (assuming the executive participated in the plan); and

•	amounts contributed by the executive and us under our Executive Deferred Compensation Plan (assuming the executive participated in the plan).

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

The following table summarizes the potential payments to Mr. Bologna assuming his employment with us is terminated or a change of control occurs on December 31, 2009, the last day of our fiscal year.

Benefits and Payments	Change of Control (1)	Termination upon Death or Disability	Termination by us Without Cause or by Mr. Bologna for Good Reason
Base Salary	$0	$1,130,000	$1,130,000
Bonus	$0	$302,500	$302,500
Acceleration of Vesting of Options	100%	100%	24 months
Number of Accelerated Stock Options and Value (2)	225,625	225,625	207,500
	$14,450	$14,450	$14,450
Executive Deferred Compensation Plan	$0	$104,236	$104,236
Total	$14,450	$1,551,186	$1,551,186

(1)	We will also make tax gross-up payments to Mr. Bologna to the extent that any amounts payable to Mr. Bologna in connection with a change of control are treated as excess parachute payments.
(2)	Value upon termination or change of control is calculated using a value of our common stock of $1.71 per share, the closing price of our common stock on December 31, 2009, the last trading day in the fiscal year ended December 31, 2009. At this price, Mr. Bologna would receive no additional value from the acceleration of the vesting of stock options with exercise prices of $4.53 per share and $3.03 per share.

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

The following table summarizes the potential payments to Mr. Smith assuming his employment with us is terminated or a change of control occurs on December 31, 2009, the last day of our fiscal year.

Benefits and Payments	Change of Control	Termination by us Without Cause as a Result of Change of Control	Termination by us Without Cause
Base Salary	$0	$370,650	$123,550
Bonus	$0	$0	$0
Acceleration of Vesting of Options	100%	100%	0
Number of Accelerated Stock Options and Value (1)	72,609	72,609	0
	$3,825	$3,825	$0
Total	$3,825	$374,475	$123,550

(1)	Value upon termination or change of control is calculated using a value of our common stock of $1.71 per share, the closing price of our common stock on December 31, 2009, the last trading day in the fiscal year ended December 31, 2009. At this price, Mr. Smith would receive no additional value from the acceleration of the vesting of stock options with exercise prices of $5.54 per share and $3.03 per share.

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

The following table summarizes the potential payments to Mr. Thomas assuming his employment with us is terminated or a change of control occurs on December 31, 2009, the last day of our fiscal year.

Benefits and Payments	Change of Control	Termination by us Without Cause
Base Salary	$0	$123,050
Bonus	$0	$0
Acceleration of Vesting of Options	100%	0
Number of Accelerated Stock Options and Value (1)	71,215	0
	$3,825	$0
Total	$3,825	$123,050

(1)	Value upon termination or change of control is calculated using a value of our common stock of $1.71 per share, the closing price of our common stock on December 31, 2009, the last trading day in the fiscal year ended December 31, 2009. At this price, Mr. Thomas would receive no additional value from the acceleration of the vesting of stock options with exercise prices of $4.59 per share and $3.03 per share.

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

The following table summarizes the potential payments to Dr. Boschwitz assuming his employment with us is terminated or a change of control occurs on December 31, 2009, the last day of our fiscal year.

Benefits and Payments	Change of Control	Termination by us Without Cause
Base Salary	$0	$115,000
Bonus	$0	$0
Acceleration of Vesting of Options	100%	0
Number of Accelerated Stock Options and Value (1)	52,708	0
	$3,825	$0
Total	$3,825	$115,000

(1)	Value upon termination or change of control is calculated using a value of our common stock of $1.71 per share, the closing price of our common stock on December 31, 2009, the last trading day in the fiscal year ended December 31, 2009. At this price, Dr. Boschwitz would receive no additional value from the acceleration of the vesting of stock options with an exercise prices of $3.25 per share.

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our directors for the fiscal year ended December 31, 2009, other than Thomas A. Bologna, our President and Chief Executive Officer. Dr. James M. Hart was elected to the Board of Directors effective January 1, 2010 and Bruce D. Dalziel was elected to the Board of Directors effective April 1, 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)	Total ($)
James Beery	43,446	57,755	(2)	—	101,201
Sidney M. Hecht, Ph.D.	45,000	66,420	(3)	—	111,420
Kenneth D. Noonan, Ph.D.	34,000	43,316	(4)	—	77,316
Nicole S. Williams	59,375	69,307	(5)	—	128,682
George H. Poste, DVM, Ph.D.(6)	36,606	—		—	36,606

(1)	The amounts reported in the Option Awards column represent the aggregate grant date fair value of the stock options computed in accordance with ASC Topic 718 granted to our directors during 2009. Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The number is computed using the closing sale price per share of our common stock as reported on NASDAQ on the date of the approval by the Board of Directors of the award. The assumptions made in calculating the aggregate grant date fair value amounts for the options granted in 2009 are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.
(2)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Beery to purchase 33,033 shares of common stock on October 7, 2009. As of December 31, 2009, Mr. Beery held options to purchase 148,586 shares of common stock, of which 96,106 were vested.
(3)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Dr. Hecht to purchase 37,954 shares of common stock on October 7, 2009. As of December 31, 2009, Dr. Hecht held options to purchase 179,179 shares of common stock, of which 118,827 were vested.
(4)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Dr. Noonan to purchase 24,752 shares of common stock on October 7, 2009. As of December 31, 2009, Dr. Noonan held options to purchase 108,381 shares of common stock, of which 69,021 were vested.
(5)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Ms. Williams to purchase 39,604 shares of common stock on October 7, 2009. As of December 31, 2009, Ms. Williams held options to purchase 182,666 shares of common stock, of which 119,689 were vested.
(6)	Dr. Poste served as a member of our Board of Directors and as Chairman during 2009 and notified us on August 25, 2009 that he would not stand for re-election at the 2009 annual stockholders meeting and resigned as a member of our Board of Directors and as Chairman effective August 25, 2009.

Director Compensation Policy

Mr. Bologna, our President and Chief Executive Officer, is not paid any fees or other compensation for services as a member of our Board of Directors or of any committee of our Board of Directors.

Cash Compensation

The non-employee members of our Board of Directors are entitled to receive cash compensation in accordance with the following schedule:

Board of Directors:

Annual retainer - Chairperson	$25,000
Annual retainer - Director	$12,500
Meeting fee	$3,000

Telephonic meetings will be paid at the prorated level of $500 per hour.

Audit Committee:

Annual retainer - Chairperson	$5,000
Annual retainer - committee members	$1,500
Meeting fee	$1,000
Meeting fee (in person meetings held on days separate from full Board meeting)	$3,000

Telephonic meetings will be paid at the prorated level of $500 per hour.

Compensation Committee:

No annual retainer to be paid to Compensation Committee Chairperson or members.

Meeting fee	$1,000
Meeting fee (in person meetings held on days separate from full Board meeting)	$3,000

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

Board of Directors:

Initial grant (1)(2)	$100,000
Annual grant (1)(2)(3)	$75,000

(1)	The number of options is determined based on 30-day trailing average stock price (i.e., $100,000 divided by the 30-day trailing average stock price on date of grant).
(2)	Exercise price shall be equal to fair market value on date of grant as determined pursuant to the equity compensation plan under which the options are granted.
(3)	After initial grant, director(s) must be in position for at least 3 months before qualifying for any annual grant.

Audit Committee:

Initial/annual grant - Chairperson (1)(2)(3)	$35,000
Initial/annual grant - committee members (1)(2)(3)	$25,000

(1)	The number of options is determined based on 30-day trailing average stock price (i.e., $35,000 divided by the 30-day trailing average stock price on date of grant).
(2)	Exercise price shall be equal to fair market value on date of grant as determined pursuant to the equity compensation plan under which the options are granted.
(3)	After initial grant, director(s) must be in position for at least 3 months before qualifying for any annual grant.

Compensation Committee:

Initial/annual grant - Chairperson (1)(2)(3)	$15,000
Initial/annual grant - committee members (1)(2)(3)	$10,000

(1)	The number of options is determined based on 30-day trailing average stock price (i.e., $15,000 divided by the 30-day trailing average stock price on date of grant).
(2)	Exercise price shall be equal to fair market value on date of grant as determined pursuant to the equity compensation plan under which the options are granted.
(3)	After initial grant, director(s) must be in position for at least 3 months before qualifying for any annual grant.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently has two members, Dr. Hecht (Chairman) and Ms. Williams. None of our executive officers serve as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or our Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 31, 2010, for (a) each stockholder known by us to own beneficially more than 5% of our common stock; (b) each of our directors; (c) each executive officer named in the Summary Compensation Table set forth in Item 11; (d) and all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within the 60-day period following March 31, 2010 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 29,966,562 shares of common stock outstanding on March 31, 2010. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Unless otherwise indicated, the address for each director and current executive officer is c/o Orchid Cellmark Inc., 4390 U.S. Route One, Princeton, New Jersey 08540.

	Amount and Nature of Beneficial Ownership
	Common Stock
5% Holders, Directors and Executive Officers	Number (1)		Percent
Bridger Management, LLC 90 Park Avenue, 40th Floor New York, NY 10016 (2)	3,962,179	(3)	13.2%

Accipiter Capital Management LLC 666 5th Avenue, 35th Floor New York, NY 10103 (4)	3,923,498	(3)	13.1%

Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	2,345,522	(3)	7.8%

Samana Capital L.P. 283 Greenwich Avenue Greenwich, CT 06830 (5)	2,159,652	(3)	7.2%
James Beery (6)	108,400		*
Thomas A. Bologna (7)	999,331		3.2%
Jeffrey Boschwitz, Ph.D. (8)	78,500		*
Bruce D. Dalziel (6)	1,289		*
James M. Hart, Ph.D. (6)	7,129		*
Sidney M. Hecht, Ph.D. (9)	136,764		*
Kenneth D. Noonan, Ph.D. (6)	78,242		*
James F. Smith (10)	108,601		*
William J. Thomas (11)	102,672		*
Nicole S. Williams (6)	134,442		*
All current directors and executive officers as a group (ten persons) (12)	1,755,370		5.6%

*	Represents beneficial ownership of less than 1% of the common stock outstanding.
(1)	Attached to each share of common stock is a preferred share purchase right to acquire one one-hundredth of a share of our series A junior participating preferred stock, par value $0.001 per share, which preferred share purchase rights are not presently exercisable.
(2)	Represents shares of common stock held by accounts managed by Bridger Management, LLC. Robert C. Mignone is the managing member of each of Bridger Management, LLC. As a result, Mr. Mignone and Bridger Management, LLC may be deemed to be the beneficial owners of all shares managed by Bridger Management, LLC. One of the accounts managed by Bridger Management, LLC, Swiftcurrent Offshore, Ltd., located at Cayman Corporate Centre, 27 Hospital Road, P.O. Box 1748GT, George Town, Grand Cayman, Cayman Islands, beneficially owns 2,471,579 shares of such common stock, or 8.2% of the outstanding shares of common stock.

(3)	The number of shares is calculated as of the most recent filing with the Securities and Exchange Commission by the stockholder.
(4)	Represents shares owned by Accipiter Life Sciences Fund, LP (“ALSF”) and Accipiter Life Sciences Fund (Offshore), Ltd. (“Offshore”). Accipiter Capital Management, LLC (“Management”) is the investment manager of Offshore. Candens Capital, LLC (“Candens”) is the general partner of ALSF. Gabe Hoffman is the managing member of each of Management and Candens. As a result, Gabe Hoffman, Management and Candens may be deemed to be the beneficial owners of all shares held by ALSF and Offshore. Each of Stefan Loren and Eugene I. Davis, who hold 2,000 and zero shares of our common stock, respectively, is a member of a Section 13(d) group together with Accipiter, with respect to the securities beneficially owned by Accipiter. Each of Mr. Loren and Mr. Davis disclaims beneficial ownership of the securities beneficially owned by Accipiter and the other members of the group except to the extent of his pecuniary interest therein.
(5)	Morton Holdings, Inc. (“MH”) is the general partner of Samana Capital, L.P. Each of MH and Philip B. Korsant may be deemed to beneficially own the common stock as a result of the direct or indirect power to vote or dispose of such stock.
(6)	Represents shares of common stock subject to options exercisable within the 60-day period following March 31, 2010.
(7)	Includes 839,479 shares of common stock subject to options exercisable within the 60-day period following March 31, 2010.
(8)	Includes 70,000 shares of common stock subject to options exercisable within the 60-day period following March 31, 2010
(9)	Includes 132,964 shares of common stock subject to options exercisable within the 60-day period following March 31, 2010.
(10)	Includes 105,501 shares of common stock subject to options exercisable within the 60-day period following March 31, 2010.
(11)	Includes 101,672 shares of common stock subject to options exercisable within the 60-day period following March 31, 2010.
(12)	Includes 1,579,118 shares of common stock subject to options exercisable within the 60-day period following March 31, 2010.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders
1995 Stock Incentive Plan	133,597	14.77	—
Amended and Restated 2005 Stock Plan	2,423,627	4.41	1,218,279
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,557,224	4.95	1,218,279

(1)	Includes options to purchase 295,893 shares of our common stock issued under the plans that were cancelled between December 31, 2009 and March 31, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In 2009 there has not been nor is there currently proposed, any other transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

In accordance with the rules and regulations of The NASDAQ Stock Market LLC, our Board of Directors affirmatively determines the independence of each director in accordance with guidelines it has adopted, which include all elements of independence under the definition promulgated by The NASDAQ Stock Market LLC.

Based on these standards, the Board of Directors determined that each of the following non-employee directors is an “independent director” as defined by The NASDAQ Stock Market LLC and has no relationship with us, except as a director and/or stockholder or as disclosed above: Mr. Beery, Mr. Dalziel, Dr. Hart, Dr. Hecht, Dr. Noonan and Ms. Williams.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2008 and December 31, 2009, respectively, and fees billed for other services rendered by Grant Thornton LLP during those respective periods.

	2008	2009
Audit fees	$806,350	$610,249
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

Total	$806,350	$610,249

Audit Fees

Fees incurred by us for professional services rendered by Grant Thornton LLP for the audit of the annual consolidated financial statements included in our Annual Report on Form 10-K, for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and for the audit of internal control over financial reporting required under the Sarbanes-Oxley Act of 2002 were $806,350 and $610,249 for 2008 and 2009, respectively.

Audit-Related Fees

We paid no audit-related fees to Grant Thornton LLP in 2008 and 2009.

Tax Fees

We paid no fees associated with tax compliance and tax consultation to Grant Thornton LLP in 2008 and 2009.

All Other Fees

We paid no other fees to Grant Thornton LLP in 2008 and 2009.

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

(1) Financial Statements.

Item 15(1) is not being amended by this Amendment No. 1 to Annual Report on Form 10-K/A, and no financial statements are being filed with this Amendment No. 1 to Annual Report on Form 10-K/A. Please see Item 15(1) of our Annual Report on Form 10-K for the year ended December 31, 2009, which we filed with the SEC on March 12, 2010.

(2) Financial Statement Schedules.

Item 15(2) is not being amended by this Amendment No. 1 to Annual Report on Form 10-K/A, and no financial statement schedules are being filed with this Amendment No. 1 to Annual Report on Form 10-K/A. Please see Item 15(2) of our Annual Report on Form 10-K for the year ended December 31, 2009, which we filed with the SEC on March 12, 2010.

(3) Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)

3.2(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)

3.3(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 14, 2002 (filed as Exhibit 3.3)

3.4(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated March 30, 2004 (filed as Exhibit 4.10)

3.5(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 14, 2005 (filed as Exhibit 4.11)

3.6(1)	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)

3.7(3)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)

3.8(4)	Third Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1)

4.1(5)	Specimen certificate for share of common stock (filed as Exhibit 4.1)

4.2(6)	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1)

4.3(3)	First Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)

10.1(7)††	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

Exhibit Number	Description

10.2(7)††	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

10.3(8)††	The Amended and Restated 2005 Stock Plan and the form of stock option agreement for non-statutory and incentive stock options (filed as Exhibits 99.1, 99.2 and 99.3, respectively)

10.4(7)††	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)

10.5(9)††	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)

10.6(9)††	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)

10.7(9)††	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)

10.8(10)†	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs (filed as Exhibit 10.22)

10.9(10)†	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology (filed as Exhibit 10.25)

10.10(10)†	Exclusive Patent License Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.26)

10.11(10)†	Settlement Agreement dated August 6, 2002 between the Registrant and Saint Louis University (filed as Exhibit 10.27)

10.12(10)	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.28)

10.13(11)††	Director Compensation Policy, effective January 1, 2004 (filed as Exhibit 10.18)

10.14(12)	NWI Lease Agreement between the Registrant and NWI Warehouse Group L.P. dated February 15, 1996 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.1)

10.15(12)	Lease Agreement Amendment No. 1 between the Registrant and Duke-Weeks Realty L.P. dated January 23, 2001 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.2)

10.16(12)	Lease Agreement Amendment No. 2 between the Registrant and Duke Realty Limited Partnership dated August 8, 2005 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.3)

10.17(12)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective October 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.4)

10.18(12)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective December 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.5)

Exhibit Number	Description

10.19(13)††	Employment Agreement dated March 8, 2006 between the Registrant and Thomas A. Bologna (filed as Exhibit 99.1)

10.20(14)	Letter Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated January 18, 2005 (filed as Exhibit 10.27)

10.21(14)	Amendment No. 1 to Lease Agreement by and between Bellemead Development Corporation and the Registrant, dated November 1, 2005 (filed as Exhibit 10.28)

10.22(14)†	Letter Agreement and Product Loan Agreement between the Registrant and Applied Biosystems, dated January 5, 2006 (filed as Exhibit 10.30)

10.23(15)††	Addendum to Employment Agreement dated March 8, 2006 between the Registrant and Thomas A. Bologna

10.24(11)††	Employment Agreement dated as of October 5, 2007 between the Registrant and James F. Smith (filed as Exhibit 10.31)

10.25(11)††	Employment Agreement dated as of November 19, 2007 between the Registrant and William J. Thomas (filed as Exhibit 10.33)

10.26(16)††	Employment Agreement dated as of May 13, 2008 between the Registrant and Jeffrey S. Boschwitz (filed as Exhibit 10.1)

10.27(17)	Lease Agreement dated December 15, 2009 between Duft Enterprises Corp. and the Registrant for the facility located at 635 Columbia St., New Westminster, British Columbia (filed as Exhibit 10.27)

10.28(17)††	Executive Compensation Program (filed as Exhibit 10.28)

21.1(17)	Subsidiaries of the Registrant (filed herewith) (filed as Exhibit 21.1)

23.1(17)	Consent of Grant Thornton LLP (filed as Exhibit 23.1)

31.1(17)	Certification of Principal Executive Officer dated March 12, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1)

31.1.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2(17)	Certification of Principal Financial and Accounting Officer dated March 12, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1)

31.2.1	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1(17)	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 32.1)

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment thereof.
††	Management or compensatory plan.
(1)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC on August 14, 2002 (File No. 000-30267).
(2)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-8 as filed with the SEC on June 29, 2005 (File No. 333-126227).

(3)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2003 (File No. 000-30267).
(4)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on September 7, 2007 (File No. 000-30267).
(5)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 as filed with the SEC on November 14, 2001 (File No. 000-30267).
(6)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s registration statement on Form 8-A as filed with the SEC on August 3, 2001 (File No. 000-30267).
(7)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-1, as amended, as originally filed with the SEC on February 18, 2000 (File No. 333-30774).
(8)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on June 14, 2005 (File No. 000-30267).
(9)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-8 as filed with the SEC on January 15, 2002 (File No. 333-76744).
(11)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 12, 2008 (File No. 000-30267).
(12)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 as filed with the SEC on November 9, 2005 (File No. 000-30267).
(13)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on March 9, 2006 (File No. 000-30267).
(14)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on May 24, 2006 (File No. 000-30267).
(15)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 15, 2007 (File No. 000-30267).
(16)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 as filed with the SEC on August 1, 2008 (File No. 000-30267).
(17)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 12, 2010 (File No. 000-30267).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID CELLMARK INC.

Date: April 30, 2010	By:	/S/ THOMAS A. BOLOGNA
Thomas A. Bologna
President and Chief Executive Officer (Principal Executive Officer)