Form 10-Q
period 2010-03-31
ORCHID CELLMARK INC
filed 2010-05-07
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 3, 2010, the registrant had 29,966,562 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,303	$8,600
Available-for-sale securities	11,619	9,525
Accounts receivable, net	8,927	11,128
Inventory	1,792	1,542
Prepaid and other current assets	1,161	1,127

Total current assets	31,802	31,922
Fixed assets, net	4,876	4,803
Goodwill	9,372	9,423
Other intangibles, net	5,278	5,763
Other assets	907	931

Total assets	$52,235	$52,842

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,718	$2,762
Accrued expenses and other current liabilities	4,806	3,071
Deferred revenue	1,022	928

Total current liabilities	8,546	6,761
Other liabilities	471	432

Total liabilities	9,017	7,193

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 per share par value; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; $0.001 per share par value; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 per share par value; authorized 150,000,000 shares; issued 30,098,269 shares at March 31, 2010 and December 31, 2009	30	30
Additional paid-in capital	373,231	372,877
Accumulated other comprehensive income/loss	(407)	343
Treasury stock at cost, 163,259 shares of common stock at March 31, 2010 and December 31, 2009	(1,587)	(1,587)
Accumulated deficit	(328,049)	(326,014)

Total stockholders’ equity	43,218	45,649

Total liabilities and stockholders’ equity	$52,235	$52,842

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended March 31, 2010 and 2009

(In thousands, except per share data)

(Unaudited)

	2010	2009
Revenues:
Service revenues	$14,116	$13,844
Other revenues	14	121

Total revenues	14,130	13,965

Operating expenses:
Cost of service revenues	9,380	9,180
Research and development	397	159
Marketing and sales	1,311	1,165
General and administrative	3,806	4,015
Restructuring	444	—
Amortization of intangible assets	463	462

Total operating expenses	15,801	14,981

Operating loss	(1,671)	(1,016)
Other income (expense):
Interest income	44	9
Interest expense	—	(3)
Other (expense), net	(4)	(19)

Total other income (expense), net	40	(13)

Loss before income tax expense	(1,631)	(1,029)
Income tax expense	404	143

Net loss	$(2,035)	$(1,172)

Basic and diluted net loss per share	$(0.07)	$(0.04)

Shares used in computing basic and diluted net loss per share	29,935	29,935

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(2,035)	$(1,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	354	324
Depreciation and amortization	950	974
Bad debt expense	(15)	52
Changes in assets and liabilities:
Accounts receivable	2,160	(313)
Inventory	(250)	(27)
Prepaids and other assets	(9)	277
Accounts payable	(44)	(819)
Accrued expenses and other current liabilities	1,411	245
Deferred revenue	94	139
Income taxes payable	324	11
Other liabilities	39	(15)

Net cash provided by (used in) operating activities	2,979	(324)

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,285)	—
Capital expenditures	(678)	(108)

Net cash used in investing activities	(2,963)	(108)

Cash flows from financing activities:
Repayment of debt	—	(36)

Net cash used in financing activities	—	(36)

Effect of foreign currency translation on cash and cash equivalents	(298)	(124)
Other non-cash activity	(15)	—

Net decrease in cash and cash equivalents	(297)	(592)
Cash and cash equivalents at beginning of period	8,600	14,998

Cash and cash equivalents at end of period	$8,303	$14,406

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income/Loss

Three months ended March 31, 2010

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2010	30,098	$30	$372,877	$343	$(1,587)	$(326,014)	$45,649
Net loss	—	—	—	—	—	(2,035)	(2,035)
Gain (loss) on available-for-sale securities	—	—	—	(22)	—	—	(22)
Foreign currency translation adjustment	—	—	—	(728)	—	—	(728)

Comprehensive loss							(2,785)

Stock-based compensation expense	—	—	354	—	—	—	354

Balance at March 31, 2010	30,098	$30	$373,231	$(407)	$(1,587)	$(328,049)	$43,218

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009, as amended (the Annual Report) as filed with the Securities and Exchange Commission (SEC).

There have been no changes to the Company’s critical accounting policies as disclosed in the Annual Report.

(2) Net Loss per Share

Net loss per share is computed in accordance with FASB ASC 260-10, Earnings Per Share by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options that have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are equal.

(3) Fair Value Measurements

FASB ASC Subtopic No. 820-10, which incorporates accounting literature formerly known as Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements” and FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). FASB ASC Section No. 820-10-35 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The three tiers include:

(i) Level 1—quoted prices in active markets for identical assets and liabilities.

(ii) Level 2—inputs other than quoted prices included within Level that are observable for the asset or liability, either directly or indirectly, or quoted prices for similar assets or liabilities in active markets.

(iii) Level 3—unobservable inputs for which little or no market data exists, requiring management to develop its own assumptions.

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

(4) Inventory

Inventory is comprised of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$1,040	$1,001
Work in progress	738	533
Finished goods	14	8

	$1,792	$1,542

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of casework not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(5) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the three months ended March 31, 2010 (in thousands):

Balance as of January 1, 2010	$9,423
Effect of foreign currency translation	(51)

Balance as of March 31, 2010	$9,372

The following table sets forth the Company’s other intangible assets at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010			December 31, 2009
	Cost(1)	Accumulated Amortization	Net	Cost(1)	Accumulated Amortization	Net
Customer list	$7,215	$(5,367)	$1,848	$7,264	$(5,262)	$2,002
Patents and know-how	4,896	(3,342)	1,554	4,899	(3,240)	1,659
Trademark/tradename	4,222	(3,189)	1,033	4,263	(3,131)	1,132
Base technology	5,995	(5,152)	843	6,019	(5,049)	970
Non-compete agreements	20	(20)	—	20	(20)	—

Totals	$22,348	$(17,070)	$5,278	$22,465	$(16,702)	$5,763

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $85 thousand and $201 thousand as of March 31, 2010 and December 31, 2009, respectively.

(6) Fixed Assets

Fixed assets are comprised of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Laboratory equipment	$13,627	$14,141
Leasehold improvements	6,930	6,628
Computers and software	5,045	5,223
Furniture and fixtures	1,756	1,702

	27,358	27,694
Less accumulated depreciation and amortization	(22,482)	(22,891)

	$4,876	$4,803

Depreciation expense for the Company’s fixed assets for the three months ended March 31, 2010 and 2009 was $ 487 thousand and $512 thousand, respectively.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
VAT and other taxes	$2,069	$1,415
Professional fees	422	240
Employee compensation	699	475
Facility related accruals	417	380
Restructuring	389	142
Other	810	419

	$4,806	$3,071

(8) Restructuring

During the quarter ended March 31, 2010, the Company recognized $444 thousand in restructuring expenses related to the consolidation of its East Lansing, Michigan paternity testing operations into its Dayton, Ohio facility and the consolidation of its Nashville CODIS testing operation into its Dallas, Texas facility. The Company announced the East Lansing consolidation on October 20, 2009 and substantially completed this consolidation during the quarter ended March 31, 2010. The Company announced the planned Nashville consolidation on January 14, 2010 and expects to complete this consolidation by August 31, 2010. The expenses in the first quarter of 2010 relate primarily to employee severance costs.

The Company currently expects to incur restructuring charges and cash expenditures in connection with these consolidations of $1.8 million to $2.3 million in the aggregate, which includes: severance and retention bonuses for employees in the range of $990 thousand to $1.2 million; relocation in the range of $135 thousand to $185 thousand; recruiting and training costs in connection with the transfer of work of approximately $100 thousand; lease termination costs in the range of $200 thousand to $300 thousand; and equipment relocation and reinstallation costs in the range of $375 thousand to $485 thousand. A substantial portion of these charges and expenditures are expected to be reported in the first three quarters of 2010. The Company currently expects to offset these restructuring charges and expenditures through annual cost savings of approximately $2.4 million from operational efficiencies, plant and equipment cost reductions and increased scalability.

As of March 31, 2010 and December 31, 2009, the Company had approximately $389 thousand and $142 thousand, respectively, in restructuring accruals outstanding that are related to severance and facility obligations.

A summary of the restructuring activity is as follows (in thousands):

	Workforce Reduction	Total
Restructuring liability as of December 31, 2009	$142	$142
Charge recorded in the three months ended March 31, 2010	444	444
Cash payments in the three months ended March 31, 2010	(197)	(197)

Restructuring liability as of March 31, 2010	$389	$389

(9) Income Taxes

As of March 31, 2010 and December 31, 2009, the Company has unrecognized income tax benefits related to uncertain tax positions of $225 in the UK. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2007 through 2009 remain open to examination by the UK taxing authorities and the tax years 2006 through 2009 remain open to examination by the US taxing authorities. In addition, the US taxing authorities may examine the tax years from the Company’s inception in 1995 through 2005, but are barred from adjusting the tax liabilities in excess of the net operating losses generated in any of those tax years. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $225 thousand. With respect to the Company’s UK subsidiary’s open tax years and based upon the filing of a UK tax return in October 2009, the Company recognized an income tax benefit in the fourth quarter of 2009 of approximately $385 thousand. The effective income tax rates for the three-month periods ended March 31, 2010 and 2009 were 27% and 28%, respectively, related primarily to the Company’s foreign operations.

(10) Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Annual Report, that are of significance, or potential significance to the Company.

In December 2009, FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises with Variable Interest Entities to incorporate the changes made by FASB Statement No. 167 into the FASB Codification. The guidance in this update is effective for periods beginning after November 15, 2009 and thus is effective for the Company’s first quarter reporting in 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification, which expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. The guidance in this update is effective for periods beginning in the first interim or annual reporting period ending on or after December 15, 2009 and thus is effective for the Company’s first quarter reporting in 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

(11) Comprehensive Income/Loss

Comprehensive income/loss is comprised of net earnings, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the three months ended March 31, 2010 and 2009 was approximately $2.8 million and $1.4 million, respectively. The difference from net loss for the three months ended March 31, 2010 and 2009 consists of foreign currency translation adjustments. Accumulated other comprehensive loss as reflected in the consolidated balance sheets consists of cumulative foreign currency translation adjustments.

(12) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as a defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. On or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the Court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for us entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, we received notice of the Court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes,

(iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took the motion for final approval under advisement. On October 5, 2009, the Court granted the plaintiffs’ motion for an order of final approval of the settlement, plan of allocation and certification of the class. Such settlement does not require any payment by us to the plaintiffs. The issuers’ share of the settlement amount is funded by the insurers. Notices of appeal have been filed by six groups of appellants. None of the notices state the basis for appeal.

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

In other litigation brought by Enzo against another defendant under the same patents asserted against us, a Connecticut Federal Court has invalidated the patents asserted there and asserted against us in the New York case. That decision was reversed in part by the Court of Appeals on March 26, 2010. As a result of these developments, a status conference has been scheduled for May 27, 2010 in the Enzo v. Amersham case.

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

(13) Subsequent Event

In accordance with ASC 855-10, the Company has evaluated subsequent events through the date these consolidated financial statements were issued. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Consolidated Financial Statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our operations in the US accounted for 40% and 54% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. We continue to experience significant price competition in our forensics and paternity testing businesses. We are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of samples that need to be retested. Additionally, we have increased the number of samples processed per analyst. We believe that our forensic and paternity laboratory testing volumes have increased our operational efficiencies. On October 20, 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility which was substantially completed during the quarter ended March 31, 2010. On January 14, 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility. We believe these consolidations may lead to additional operational efficiencies, plant and equipment cost reductions and increased scalability.

Our operations in the UK accounted for 60% and 46% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. Prior to 2009, a significant portion of our UK revenues were derived through our agreement with LGC Ltd., or LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our focus is on providing our services directly to UK police forces. In 2006, we were successful in winning forensic work directly with UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK’s Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. This award followed a rigorous and competitive bidding process. We believe that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from LGC to directly providing these services to police forces in the UK. In addition, we expect the remaining police forces in the UK to solicit initial tenders for forensic services through the UK’s National Procurement Plan by the end of 2011.

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

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, total revenues increased approximately 1%, while gross margin, as percentage of service revenues, remained consistent at approximately 34% for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 as compared to the same period in 2009, our UK revenues increased by approximately 34% as a result of increased forensics, paternity and immigration revenues due to increased volume. In the US we experienced decreased revenues in our forensic casework testing services, in addition to decreases in testing services involving DNA profile uploads into the Combined DNA Index System, or CODIS, and individual state databases, as well as decreased revenues from paternity testing services. Gross margin, as a percentage of service revenue, remained flat as a result of increased efficiencies in our testing services in the US and UK, offset by pricing decreases in our US-based paternity testing services. For the three months ended March 31, 2010, our operating expenses, other than cost of service revenues, increased by approximately 11% as compared to the same period in 2009, as a result of restructuring expenses as well as the impact of the exchange rate movement of the British pound as compared to the US dollar.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended March 31, 2010 and 2009:

	(In thousands)			% Change
	2010	2009	$ Change
Total revenues	$14,130	$13,965	$165	1%
Cost of service revenues	9,380	9,180	200	2
Research and development	397	159	238	>100
Marketing and sales	1,311	1,165	146	13
General and administrative	3,806	4,015	(209)	(5)
Restructuring expense	444	—	444	>100
Amortization of intangible assets	463	462	1	0
Total other income expense, net	40	(13)	53	>100
Income tax expense	404	143	261	>(100)
Net loss	(2,035)	(1,172)	(863)	74

Revenues

Total revenues for the three months ended March 31, 2010 of $14.1 million represented an increase of $165 thousand, or approximately 1%, as compared to revenues of $14.0 million for the comparable period in 2009.

Our US service revenues for the three months ended March 31, 2010 of $5.6 million decreased by approximately $1.9 million, or approximately 25%, as compared to $7.4 million for the comparable period in 2009, primarily due to a decrease in forensics casework testing services, as well as decreased revenues from CODIS and paternity testing services, due in part, to budgetary constraints at the state and local levels.

Revenues from our UK-based testing services of $8.5 million for the three months ended March 31, 2010 increased by $2.1 million, or approximately 34%, as compared to $6.4 million for the comparable period in 2009. For the three months ended March 31, 2010, as compared to the comparable period in 2009, our UK revenues were favorably impacted by approximately 8% as a result of the exchange rate movement of the British pound as compared to the US dollar. Our UK-based revenue increase was driven by an increase in forensics revenues, as work awarded under the North West/South West and Wales’s regional tender and pilot work has replaced and surpassed revenues previously generated under our previous arrangements with LGC, as well as increases in our paternity and immigration businesses.

During the three months ended March 31, 2010 and 2009, we recognized $14 thousand and $121 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $9.4 million, or approximately 66% of service revenues, for the three months ended March 31, 2010, compared to $9.2 million, or approximately 66% of service revenues, for three months ended March 31, 2009. For three months ended March 31, 2010, as compared to the comparable period in 2009, our UK cost of service revenues were unfavorably impacted by approximately 8% as a result of the exchange rate movement of the British pound as compared to the US dollar. In the US, cost of service revenues for the three months ended March 31, as compared to the comparable period in 2009, decreased due to lower personnel costs and lower lab supply costs as a result of process improvements. Our gross margin percentage remained consistent as a result of increased efficiencies in our testing services in the US and UK, offset by pricing decreases in our US-based paternity testing services. On October 20, 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility which was substantially completed in the quarter ended March 31, 2010. On January 14, 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility. We believe these consolidations may lead to additional operational efficiencies, plant and equipment cost reductions and increased scalability.

Research and Development

Research and development expenses for each of the three months ended March 31, 2010 and 2009 were $397 thousand and $159 thousand, respectively. The increase in research and development expenses was primarily due to increased costs associated with the establishment of a CODIS laboratory at our Dallas, Texas testing facility.

Marketing and Sales

Marketing and sales expenses for the three months ended March 31, 2010 and 2009 were $1.3 million and $1.2 million, respectively. The increase in marketing and sales expenses was primarily due to increased personnel and program costs in the UK, as well as an increase in the exchange rate between the British pound and the US dollar.

General and Administrative

General and administrative expenses for the three months ended March 31, 2010 and 2009 were $3.8 million and $4.0 million, respectively. The decrease in general and administrative expenses is primarily due to decreased legal and professional fees.

Restructuring

During the quarter ended March 31, 2010, we recognized $444 thousand in restructuring expenses related to the consolidation of our East Lansing, Michigan paternity testing operations our Dayton, Ohio facility and the consolidation of our Nashville CODIS testing operation into our Dallas, Texas facility. We announced the planned East Lansing consolidation on October 20, 2009 and substantially completed this consolidation during the quarter ended March 31, 2010. We announced the planned Nashville consolidation on January 14, 2010 and expect to complete this consolidation by August 31, 2010. The expenses in the first quarter of 2010 relate to employee severance costs.

We currently expect to incur restructuring charges and cash expenditures in connection with these consolidations of $1.8 million to $2.3 million in the aggregate, which includes: severance and retention bonuses for employees in the range of $990 thousand to $1.2 million; relocation in the range of $135 thousand to $185 thousand; recruiting and training costs in connection with the transfer of work of approximately $100 thousand; lease termination costs in the range of $200 thousand to $300 thousand; and equipment relocation and reinstallation costs in the range of $375 thousand to $485 thousand. A substantial portion of these charges and expenditures are expected to be reported in first, second and third quarters of 2010. We currently expect to offset these restructuring charges and expenditures through annual cost savings of approximately $2.4 million from operational efficiencies, plant and equipment cost reductions and increased scalability.

As of March 31, 2010 and December 31, 2009, we had approximately $389 thousand and $142 thousand, respectively, in restructuring accruals outstanding that are related to severance and facility obligations.

A summary of the restructuring activity is as follows (in thousands):

	Workforce Reduction	Total
Restructuring liability as of December 31, 2009	$142	$142
Charge recorded in the three months ended March 31, 2010	444	444
Cash payments in the three months ended March 31, 2010	(197)	(197)

Restructuring liability as of March 31, 2010	$389	$389

Amortization of Intangible Assets

During the three months ended March 31, 2010 and 2009, we recorded $463 thousand and $462 thousand of amortization expense, respectively.

Income Tax Expense

During the three months ended March 31, 2010 and 2009, we recorded income tax expense of $404 thousand and $143 thousand, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized. The effective income tax rates for the three-month periods ended March 31, 2010 and 2009 were 27% and 28%, respectively, related primarily to our foreign operations.

Net Loss

For the three months ended March 31, 2010, we reported a net loss of $2.0 million, which represents an increase of 74% as compared to a net loss of $1.2 million for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had $19.9 million in cash, cash equivalents and available-for-sale securities, as compared to $18.1 million as of December 31, 2009. Working capital decreased to $23.3 million at March 31, 2010 from $25.2 million at December 31, 2009.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the three months ended March 31, 2010 and 2009:

	(In thousands)			% Change
	2010	2009	$ Change
Cash provided by (used in):
Operating activities	$2,979	$(324)	$3,303	>100%
Investing activities	(2,963)	(108)	(2,855)	>(100)%
Financing activities	—	(36)	36	100%

Net cash provided by operations for the three months ended March 31, 2010 was $3.0 million, compared with net cash used in operations of approximately $324 thousand for the comparable period in the prior year. The change in operating cash flows was mainly a result of improved collections on receivables in the first quarter of 2010. Investing activities during the three months ended March 31, 2010 and 2009 consisted of the purchase of available-for-sale securities, as well as capital expenditures, while financing activities during the three months 2009 primarily consisted of repayments of debt obligations. There were no financing activities for the first quarter of 2010.

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

We believe that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. We may need to raise additional capital through debt or equity financing to fund future growth opportunities or to operate our ongoing business activities if our future results of operations fall below our expectations. However, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. We also may need additional capital if we seek to acquire other businesses or technologies.

Commitments and Contingencies

There were no material changes during the three months ended March 31, 2010 to our contractual obligations and commercial commitments as reported in the Annual Report.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the three months ended March 31, 2010 to our critical accounting policies as reported in our Annual Report.

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended, that are of significance, or potential significance to us.

In December 2009, FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises with Variable Interest Entities to incorporate the changes made by FASB Statement No. 167 into the FASB Codification. The guidance in this update is effective for periods beginning after November 15, 2009 and thus is effective for our first quarter reporting in 2010. The implementation of this standard did not have a material impact on our consolidated financial statements.

In December 2009, FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification, which expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. The guidance in this update is effective for periods beginning in the first interim or annual reporting period ending on or after December 15, 2009 and thus is effective for our first quarter reporting in 2010. The implementation of this standard did not have a material impact on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents and available-for-sale securities which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and the investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. There has not been any significant change to the interest rate sensitivity analysis we performed as of December 31, 2009.

Foreign Currency Risk

Our business derives a substantial portion of its revenues from international operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, British pound. We record all of our US operational transactions, including cash inflows and outflows, in US dollars. We expect that international sales will continue to represent a significant portion of our revenues. The significant percentage of our revenues derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate, and while there is currently no material adverse impact to our financial results, future material adverse exchange rate movements would have an unfavorable translation impact on our consolidated financial results. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date. There has not been any significant change to the foreign currency sensitivity analysis we performed as of December 31, 2009.

Item 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of March 31, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of March 31, 2010 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:

•	our expectation of the amount and timing of future revenues, expenses and other items affecting the results of our operations;

•	our expectation that, with the increasing availability of non-human genomic data, improved characteristics in livestock or crops will be produced to protect humans against animal-borne diseases;

•	our belief that scientists hope to understand and use DNA molecular level knowledge to transform traditional approaches to medicine, agriculture and other fields;

•	our belief that our forensic and paternity laboratory testing volumes have increased our operational efficiencies;

•	our expectation to complete the consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility by August 31, 2010;

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

•

our expectation that a substantial portion of the restructuring charges and expenditures in connection with the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility will be reported in second quarter of 2010;

•

our expectation that we will offset the restructuring charges and expenditures in connection with the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility through future annual cost savings of approximately $1 million from operational efficiencies, plant and equipment cost reductions and increased scalability;

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

•

our expectation that we will offset the restructuring charges and expenditures in connection with the consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility through future annual cost savings of approximately $1.4 million from operational efficiencies, plant and equipment cost reductions and increased scalability;

•	our belief that the UK government and police forces will continue to support the use of DNA testing in forensic cases;

•	our belief that DNA testing of non-violent or property crime evidence is a growth area for our forensics business;

•	our expectation that the competition for DNA testing services will intensify in the future;

•	our belief that states are building up their backlogs of DNA samples and that such states will eventually move to administer the awards in order to bring down the backlog;

•	our belief that excess capacity in the private sector may affect pricing in the future;

•

our belief that our experience and reputation as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts;

•	our expectation that the police forces in the UK who have not yet done so will solicit initial tenders for forensic services through the UK’s National Procurement Plan by the end of 2011;

•	our expectation that our future agricultural testing services revenues will not be significant to our operating results;

•	our intention to develop and evaluate new technologies to enhance our laboratory processes, including instrumentation, automation and new testing methodologies;

•	our expectation that our instrumentation, automation and new testing methodologies will enable us to reduce our costs for and improve the quality of our service offerings;

•	our anticipation that the volume of CODIS testing will grow in the US and that volume of work related to the UK National DNA Database will be relatively stable;

•	our anticipation that our current facilities should serve our near term capacity needs;

•	our anticipation that federal and state governments in the US will allocate greater resources to support wider use of DNA testing;

•	our expectation that our award under the North West/South West and Wales regional tender in the UK will continue to result in significant revenues;

•	our intention to seek and continue to seek patent protection for novel uses of SNPs in the genetic testing field;

•	our intention to continue to concentrate on protection of our intellectual property as it relates to our DNA testing services;

•	our expectation that we will continue to receive substantial discounts based upon reaching a specific threshold of purchases per year of reagents and other components from our current supplier;

•	our anticipation that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•	our anticipation that a portion of our future growth may be accomplished either by acquiring or merging with existing businesses;

•	our plan to continue to market our services to governments, commercial companies and private individuals;

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

While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause actual results to vary materially, including the risks and uncertainties discussed throughout this Quarterly Report on Form 10-Q and the cautionary information set forth under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of the Company’s former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. On or about July 15, 2002, the Company filed a motion to dismiss all of the claims against the Company and the Company’s former officers. On October 9, 2002, the Court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the Court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took the motion for final approval under advisement. On October 5, 2009, the Court granted the plaintiffs’ motion for an order of final approval of the settlement, plan of allocation and certification of the class. Such settlement does not require any payment by the Company to the plaintiffs. The issuers’ share of the settlement amount is funded by the insurers. Notices of appeal have been filed by six groups of appellants. None of the notices state the basis for appeal.

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

In other litigation brought by Enzo against another defendant under the same patents asserted against us, a Connecticut Federal Court has invalidated the patents asserted there and asserted against us in the New York case. That decision was reversed in part by the Court of Appeals on March 26, 2010. As a result of these developments, a status conference has been scheduled for May 27, 2010 in the Enzo v. Amersham case.

On June 5, 2008, the Company and Beckman Coulter, Inc. filed suit against Sequenom, Inc, or.Sequenom, in the United States District Court for the Southern District of California alleging infringement of U.S. patent numbers 5,888,819, 6,004,744 and 6,537,748. This lawsuit seeks damages and injunctive relief. Sequenom filed an answer and counterclaims on August 15, 2008. A reply to the counterclaims was filed on August 29, 2008. On June 22, 2009, the parties filed a stipulation of dismissal which dismissed the lawsuit with prejudice.

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

There have not been any material changes to the risk factors disclosed under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	[RESERVED.]

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID CELLMARK INC.

Date: May 7, 2010	By:	/s/ James F. Smith
James F. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)