Form 10-Q
period 2010-06-30
ORCHID CELLMARK INC
filed 2010-08-06
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 4, 2010, the registrant had 29,966,562 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,041	$8,600
Available-for-sale securities	11,640	9,525
Accounts receivable, net	10,405	11,128
Inventory	1,760	1,542
Prepaid and other current assets	954	1,127

Total current assets	31,800	31,922
Fixed assets, net	5,308	4,803
Goodwill	9,372	9,423
Other intangibles, net	4,817	5,763
Other assets	908	931

Total assets	$52,205	$52,842

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,905	$2,762
Accrued expenses and other current liabilities	5,925	3,071
Deferred revenue	1,049	928

Total current liabilities	9,879	6,761
Other liabilities	457	432

Total liabilities	10,336	7,193

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 per share par value; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; $0.001 per share par value; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 per share par value; authorized 150,000,000 shares; issued 30,098,269 shares at June 30, 2010 and December 31, 2009	30	30
Additional paid-in capital	373,464	372,877
Accumulated other comprehensive income (loss)	(404)	343
Treasury stock at cost, 163,259 shares of common stock at June 30, 2010 and December 31, 2009	(1,587)	(1,587)
Accumulated deficit	(329,634)	(326,014)

Total stockholders’ equity	41,869	45,649

Total liabilities and stockholders’ equity	$52,205	$52,842

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and six months ended June 30, 2010 and 2009

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues:
Service revenues	$15,684	$14,687	$29,800	$28,530
Other revenues	—	—	14	121

Total revenues	15,684	14,687	29,814	28,651

Operating expenses:
Cost of service revenues	10,568	9,557	19,948	18,737
Research and development	492	192	889	351
Marketing and sales	1,465	1,216	2,776	2,380
General and administrative	3,324	3,730	7,130	7,745
Restructuring	520	—	964	—
Amortization of intangible assets	461	465	924	927

Total operating expenses	16,830	15,160	32,631	30,140

Operating loss	(1,146)	(473)	(2,817)	(1,489)
Other income (expense)	16	8	56	(6)

Loss before income tax expense	(1,130)	(465)	(2,761)	(1,495)
Income tax expense	455	138	859	280

Net loss	$(1,585)	$(603)	$(3,620)	$(1,775)

Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.12)	$(0.06)

Shares used in computing basic and diluted net loss per share	29,935	29,935	29,935	29,935

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(3,620)	$(1,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	2	—
Stock-based compensation	587	790
Depreciation and amortization	1,877	1,964
Bad debt expense	14	105
Changes in assets and liabilities:
Accounts receivable	628	(743)
Inventory	(218)	(61)
Prepaids and other assets	196	398
Accounts payable	143	(108)
Accrued expenses and other current liabilities	2,133	632
Deferred revenue	121	144
Income taxes payable	721	156
Other liabilities	25	(31)

Net cash provided by operating activities	2,609	1,471

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,285)	—
Capital expenditures	(1,569)	(371)

Net cash used in investing activities	(3,854)	(371)

Cash flows from financing activities:
Repayment of debt	—	(338)

Net cash used in financing activities	—	(338)

Effect of foreign currency translation on cash and cash equivalents	(314)	859

Net increase (decrease) in cash and cash equivalents	(1,559)	1,621
Cash and cash equivalents at beginning of period	8,600	14,998

Cash and cash equivalents at end of period	$7,041	$16,619

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income/Loss

Six months ended June 30, 2010

(In thousands)

(Unaudited)

	Common Stock		Additional	Accumulated Other			Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Income/Loss	Treasury Stock	Accumulated Deficit	Stockholders’ Equity

Balance at January 1, 2010	30,098	$30	$372,877	$343	$(1,587)	$(326,014)	$45,649

Net loss	—	—	—	—	—	(3,620)	(3,620)

Gain(loss) on available-for-sale securities	—	—	—	(43)	—	—	(43)

Foreign currency translation adjustment	—	—	—	(704)	—	—	(704)

Comprehensive loss							(4,367)

Stock-based compensation expense	—	—	587	—	—	—	587

Balance at June 30, 2010	30,098	$30	$373,464	$(404)	$(1,587)	$(329,634)	$41,869

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009, as amended (the Annual Report), as filed with the Securities and Exchange Commission (SEC) on April 30, 2010.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4) Inventory

Inventory is comprised of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$1,104	$1,001
Work in progress	648	533
Finished goods	8	8

	$1,760	$1,542

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of casework not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(5) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the six months ended June 30, 2010 (in thousands):

Balance as of January 1, 2010	$9,423
Effect of foreign currency translation	(51)

Balance as of June 30, 2010	$9,372

The following table sets forth the Company’s other intangible assets at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010			December 31, 2009
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Customer list	$7,215	$(5,512)	$1,703	$7,264	$(5,262)	$2,002
Patents and know-how	4,896	(3,445)	1,451	4,899	(3,240)	1,659
Trademark/tradename	4,222	(3,276)	946	4,263	(3,131)	1,132
Base technology	5,995	(5,278)	717	6,019	(5,049)	970
Non-compete agreements	20	(20)	—	20	(20)	—

Totals	$22,348	$(17,531)	$4,817	$22,465	$(16,702)	$5,763

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $85 thousand and $201 thousand as of June 30, 2010 and December 31, 2009, respectively.

Amortization expense associated with intangible assets was $461 thousand and $924 thousand, respectively, for the three and six months ended June 30, 2010. Amortization expense associated with intangible assets was $465 thousand and $927 thousand, respectively, for the three and six months ended June 30, 2009.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(6) Fixed Assets

Fixed assets are comprised of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Laboratory equipment	$13,463	$14,141
Leasehold improvements	7,588	6,628
Computers and software	5,106	5,223
Furniture and fixtures	1,855	1,702

	28,012	27,694
Less accumulated depreciation and amortization	(22,704)	(22,891)

	$5,308	$4,803

Depreciation expense associated with fixed assets was $468 thousand and $954 thousand, respectively, for the three and six months ended June 30, 2010. Depreciation expense associated with fixed assets was $525 thousand and $1.0 million, respectively, for the three and six months ended June 30, 2010.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
VAT and other taxes	$2,644	$1,415
Professional fees	446	240
Employee compensation	867	475
Facility related accruals	440	380
Restructuring	498	142
Other	1,030	419

	$5,925	$3,071

(8) Restructuring

During the six months ended June 30, 2010, the Company recognized $964 thousand in restructuring expenses related to the consolidation of the Company’s East Lansing, Michigan paternity testing operations into the Company’s Dayton, Ohio facility and the consolidation of its Nashville CODIS testing operation into our Dallas, Texas facility. The Company announced the East Lansing consolidation on October 20, 2009 and substantially completed this consolidation during the quarter ended March 31, 2010. The Company announced the planned Nashville consolidation on January 14, 2010 and expects to complete this consolidation by August 31, 2010. The expenses in the first and second quarters of 2010 relate primarily to employee severance costs.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2010 and December 31, 2009, the Company had approximately $498 thousand and $142 thousand, respectively, in restructuring accruals outstanding that are related to severance and facility obligations.

A summary of the restructuring activity is as follows (in thousands):

Total

Restructuring liability as of December 31, 2009	$142

Charge recorded in the six months ended June 30, 2010	964

Cash payments in the six months ended June 30, 2010	(608)

Restructuring liability as of June 30, 2010	$498

(9) Income Taxes

As of June 30, 2010 and December 31, 2009, the Company has unrecognized income tax benefits related to uncertain tax positions of approximately $213 thousand in the UK. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2007 through 2009 remain open to examination by the UK taxing authorities and the tax years 2006 through 2009 remain open to examination by the US taxing authorities. In addition, the US taxing authorities may examine the tax years from the Company’s inception in 1995 through 2005, but are barred from adjusting the tax liabilities in excess of the net operating losses generated in any of those tax years. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $213 thousand. With respect to the Company’s UK subsidiary’s open tax years and based upon the filing of a UK tax return in October 2009, the Company recognized an income tax benefit in the fourth quarter of 2009 of approximately $385 thousand.

(10) Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of significance, or potential significance to the Company.

In January 2010, the FASB issued Accounting Standard Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”), which amends the existing fair value measurements and disclosures guidance currently included in Accounting Standards Codification No. 820 to require additional disclosures regarding fair value measurements. Specifically, ASU No. 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuance and settlements on a gross basis. In addition, ASU No. 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company is in the process of evaluating these additional disclosure requirements but does not expect they will have a significant impact on its condensed consolidated financial statements.

(11) Comprehensive Income/Loss

Comprehensive income/loss is comprised of net earnings, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. Total comprehensive income/(loss) for the three months ended June 30, 2010 and 2009 was $1.6 million and $1.4 million, respectively and total comprehensive income/(loss) for the six months ended June 30, 2010 and 2009 was $4.4 million and zero, respectively. The difference from net loss for the three and six months ended June 30, 2010 and 2009 consists of foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss as reflected in the consolidated balance sheets consists of cumulative foreign currency translation adjustments.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(12) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as a defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. On or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the Court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for us entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, we received notice of the Court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took the motion for final approval under advisement. On October 5, 2009, the Court granted the plaintiffs’ motion for an order of final approval of the settlement, plan of allocation and certification of the class. Such settlement does not require any payment by us to the plaintiffs. The issuers share of the settlement amount is funded by the insurers. Notices of appeal have been filed by six groups of appellants. None of the notices state the basis for appeal.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for summary judgment occurred on July 17-18, 2007, and the Court reserved ruling on the motions, taking them under advisement. Such matter has been delayed due to the death of the judge and the assignment of a new judge.

In other litigation brought by Enzo against another defendant under the same patents asserted against us, a Connecticut Federal Court has invalidated the patents asserted there and asserted against us in the New York case. That decision was reversed in part by the Court of Appeals on March 26, 2010. As a result of these developments, the Enzo v. Amersham case has been stayed pending the outcome of the Connecticut Federal Court case.

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

On February 12, 2010, a complaint was filed in the United States District Court for the Western District of Wisconsin by Genetic Technologies Limited naming us as a defendant, along with eight other companies. The complaint, entitled Genetic Technologies Limited v. Beckman Coulter, Inc., et al., alleges that the defendants infringed U.S. Patent No. 5,612,179 through the sale and use of certain products and services. There is no request for injunctive relief by the plaintiff. We have been served with a complaint and have filed an answer. Discovery is currently being conducted. We believe the allegations are without merit and intend to vigorously defend ourselves against such claims.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity. We focus our business on DNA testing primarily for human identity and, to a lesser extent, agricultural and other applications. In the human identity area, we principally provide DNA testing services for forensic, family relationship and, to a lesser extent, security applications. Forensic DNA testing is primarily used to confirm that a suspect committed a particular crime, to exonerate an innocent person or to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with crimes. We are also engaged in the provision of non-DNA forensic laboratory services. Family relationship DNA testing is used to establish whether two or more people are genetically related. DNA testing is used by individuals and employers in security applications to establish or store a person’s genetic profile for identification purposes in the event of an emergency or accident. In agricultural applications, we provide DNA testing services for selective trait breeding.

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

Our operations in the US accounted for 40% and 51% of our total revenues for the three months ended June 30, 2010 and 2009, respectively, and for 40% and 53% of our total revenues for the six months ended June 30, 2010 and 2009, respectively. We continue to experience significant price competition in our forensics and paternity testing businesses. We are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of samples that need to be retested. Additionally, we have increased the number of samples processed per analyst. We believe that our forensic and paternity laboratory testing volumes have increased our operational efficiencies. On October 20, 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility which was substantially completed during the quarter ended March 31, 2010. On January 14, 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility and we expect to complete this consolidation by August 31, 2010. We believe these consolidations may lead to additional operational efficiencies, plant and equipment cost reductions and increased scalability.

Our operations in the UK accounted for 60% and 49% of our total revenues for the three months ended June 30, 2010 and 2009, respectively, and for 60% and 47% of our total revenues for the six months ended June 30, 2010 and 2009, respectively. Prior to 2009, a significant portion of our UK revenues were derived through our agreement with LGC Ltd., or LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our focus is on providing our services directly to UK government and police forces. In 2006, we were successful in winning forensic work directly with UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK’s Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. We believe that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from LGC to directly providing these services to police forces in the UK. In addition, we expect the remaining police forces in the UK to solicit initial tenders for forensic services through the UK’s National Forensic Framework Agreement by the end of 2011.

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

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, total revenues increased approximately 7%, while gross margin, as percentage of service revenues decreased 2% to approximately 33% for the three months ended June 30, 2010. For the three months ended June 30, 2010 as compared to the same period in 2009, our UK revenues increased by approximately 32% as measured in US dollars as a result of increased forensics and immigration revenues due to increased volume. In the US, we experienced decreased revenues in our forensic casework and paternity testing businesses, offset in part by increased revenues from testing services involving DNA profile uploads into the Combined DNA Index System (CODIS) and individual state databases. Gross margin, as a percentage of service revenue, decreased as a result of lower volume and price decreases in our US-based testing services, partially offset by increased forensic volume in our UK operations. For the three months ended June 30, 2010, our operating expenses, other than cost of service revenues, increased by approximately 12% as compared to the same period in 2009, as a result of restructuring expenses, as well as increased research and development, and sales and marketing expenses.

Overall, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, total revenues increased approximately 4%, while gross margin, as a percentage of service revenues, decreased from approximately 34% to approximately 33%. We experienced revenue increases in our UK forensic, paternity and immigration testing services and in our US CODIS and individual state database testing services. The increased revenues in our US CODIS testing services were offset by decreased revenues in our forensic casework and paternity testing businesses. The decrease in gross margin, as a percentage of service revenue, was primarily a result of lower volume and price decreases in our US-based testing services, partially offset by increased volume in our UK operations. Cost of service revenues increased due to higher personnel costs and lab costs as a result of the increased volume in our UK operations, partially offset by decreased costs in the US primarily associated with lower volume. For the six months ended June 30, 2010, our operating expenses, other than cost of service revenues, increased by approximately 11% as compared to the same period in 2009, as a result of restructuring expenses, as well as increased research and development, and sales and marketing expenses.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended June 30, 2010 and 2009:

	(In thousands)			% Change
	2010	2009	$ Change

Total revenues	$15,684	$14,687	$997	7%
Cost of service revenues	10,568	9,557	1,011	11
Research and development	492	192	300	>100
Marketing and sales	1,465	1,216	249	20
General and administrative	3,324	3,730	(406)	(11)
Restructuring expense	520	—	520	100
Amortization of intangible assets	461	465	(4)	(1)
Total other income expense, net	16	8	8	100
Income tax expense	455	138	317	>100
Net loss	(1,585)	(603)	(982)	>(100)

Revenues

Total revenues for the three months ended June 30, 2010 of $15.7 million represented an increase of $997 thousand, or approximately 7%, as compared to revenues of $14.7 million for the comparable period in 2009.

Revenues from our UK-based testing services of $9.4 million for the three months ended June 30, 2010 increased by $2.3 million, or approximately 32%, as compared to $7.1 million for the comparable period in 2009. For the three months ended June 30, 2010, as compared to the comparable period in 2009, our UK revenues were unfavorably impacted by approximately 4% as a result of the exchange rate movement of the British pound as compared to the US dollar. Our UK-based revenue increase was driven by an increase in forensics revenues, as work awarded under the North West/South West and Wales’s regional tender and pilot work has replaced and surpassed revenues previously generated under our previous arrangements with LGC, as well as an increase in our immigration businesses.

Our US service revenues for the three months ended June 30, 2010 of $6.3 million decreased by approximately $1.2 million, or approximately 17%, as compared to $7.5 million for the comparable period in 2009, primarily due to a decrease in forensics casework and paternity testing services due, in part, to budgetary constraints at the state and local levels related to forensic casework testing. This decrease was partially offset by an increase in our CODIS and individual state database testing services.

During the three months ended June 30, 2010 and 2009, we recognized no other revenues.

Cost of Service Revenues

Cost of service revenues were $10.6 million, or approximately 67% of service revenues, for the three months ended June 30, 2010, compared to $9.6 million, or approximately 65% of service revenues, for three months ended June 30, 2009. For three months ended June 30, 2010, as compared to the comparable period in 2009, our UK cost of service revenues were unfavorably impacted by approximately 4% as a result of the exchange rate movement of the British pound as compared to the US dollar. Cost of service revenues for the three months ended June 30 2010, as compared to the comparable period in 2009, increased due to higher personnel and lab costs as a result of increased volume in our UK operations. Our gross margin percentage decreased by 2% as a result of price and volume decreases in our US-based testing services, partially offset by increased volume in our UK operations. On October 20, 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility which was substantially completed in the quarter ended March 31, 2010. On January 14, 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility, which will be substantially completed by August 31, 2010. We believe these consolidations may lead to additional operational efficiencies, plant and equipment cost reductions and increased scalability.

Research and Development

Research and development expenses for each of the three months ended June 30, 2010 and 2009 were $492 thousand and $192 thousand, respectively. The increase in research and development expenses was primarily due to increased costs associated with the establishment of a CODIS laboratory at our Dallas, Texas testing facility.

Marketing and Sales

Marketing and sales expenses for the three months ended June 30, 2010 and 2009 were $1.5 million and $1.2 million, respectively. The increase in marketing and sales expenses was primarily due to increased program costs in the US.

General and Administrative

General and administrative expenses for the three months ended June 30, 2010 and 2009 were $3.3 million and $3.7 million, respectively. The decrease in general and administrative expenses is primarily due to decreased legal and professional fees.

Restructuring

During the three months ended June 30, 2010, we recognized $520 thousand in restructuring expenses related to the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility and the consolidation of our Nashville CODIS testing operation into our Dallas, Texas facility. We announced the planned East Lansing consolidation on October 20, 2009 and substantially completed this consolidation during the quarter ended March 31, 2010. We announced the planned Nashville consolidation on January 14, 2010 and expect to complete this consolidation by August 31, 2010. The expenses for the three months ended June 30, 2010 primarily relate to employee severance costs.

Amortization of Intangible Assets

During the three months ended June 30, 2010 and 2009, we recorded $461 thousand and $465 thousand of amortization expense, respectively.

Income Tax Expense

During the three months ended June 30, 2010 and 2009, we recorded income tax expense of $455 thousand and $138 thousand, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the three months ended June 30, 2010, we reported a net loss of $1.6 million, which represents an increase of $982 thousand compared to a net loss of $603 thousand for the three months ended June 30, 2009.

The following table sets forth a comparison of the components of our net loss for the six months ended June 30, 2010 and 2009:

	(In thousands)			% Change
	2010	2009	$ Change
Total revenues	$29,814	$28,651	$1,163	4%
Cost of service revenues	19,948	18,737	1,211	6
Research and development	889	351	538	>100
Marketing and sales	2,776	2,380	396	17
General and administrative	7,130	7,745	(615)	(8)
Restructuring expense	964	—	964	100
Amortization of intangible assets	924	927	(3)	0
Total other income (expense), net	56	(6)	62	>100
Income tax expense	859	280	579	>100
Net loss	(3,620)	(1,775)	(1,845)	>100

Revenues

Total revenues for the six months ended June 30, 2010 of $29.8 million represented an increase of $1.1 million, or approximately 4%, as compared to revenues of $28.7 million for the comparable period in 2009.

Revenues from our UK-based testing services of $18.0 million for the six months ended June 30, 2010 increased by $4.5 million, or approximately 33%, as compared to the comparable period in 2009. For the six months ended June 30, 2010, as compared to the comparable period in 2009, our UK revenues were favorably impacted approximately 1% as a result of the exchange rate movement of the British pound as compared to the US dollar. Our UK-based revenue increase was primarily driven by an increase in forensics revenues, as work awarded under the North West/South West and Wales’s regional tender and pilot work has replaced and surpassed revenues previously generated under our expired LGC agreement. We also experienced revenue increases in paternity and immigration testing services, for the six months ended June 30, 2010, as compared to the comparable period in 2009.

Our US service revenues for the six months ended June 30, 2010 of $11.8 million decreased by $3.2 million, or approximately 21% compared to $15.0 million for the comparable period in 2009, primarily due to a decrease in forensics casework and paternity testing services due, in part, to budgetary constraints at the state and local levels related to forensic casework testing. This decrease was partially offset by an increase in our US CODIS and individual state database testing services.

Prior to 2009, a significant portion of our UK revenues were derived through our agreement with LGC Ltd., or LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our focus is on providing our services directly to UK government and police forces. In 2006, we were successful in winning forensic work directly with UK police forces and, in February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK’s Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. We believe that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from LGC to directly providing these services to police forces in the UK. In addition, we expect the remaining police forces in the UK to solicit initial tenders for forensic services through the UK’s National Forensic Framework Agreement by the end of 2011.

During the six months ended June 30, 2010 and 2009, we recognized $14 thousand and $121 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $19.9 million, or approximately 67% of service revenues, for the six months ended June 30, 2010, compared to $18.7 million, or approximately 66% of service revenues, for six months ended June 30, 2009. For six months ended June 30, 2010, as compared to the comparable period in 2009, our UK cost of service revenues were unfavorably impacted approximately 1% as a result of the exchange rate movement of the British pound as compared to the US dollar. Cost of service revenues for the six months ended June 30 2010, as compared to the comparable period in 2009, increased due to higher personnel and lab costs as a result of increased volume in our UK operations, partially offset by decreased costs in the US as a result of lower volume. Our gross margin percentage decreased by 2% as a result of price and volume decreases in our US-based testing services, partially offset by increased volume in our UK operations. On October 20, 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility which was substantially completed in the quarter ended March 31, 2010. On January 14, 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility, which will be substantially completed by August 31, 2010. We believe these consolidations may lead to additional operational efficiencies, plant and equipment cost reductions and increased scalability.

Research and Development

Research and development expenses for the six months ended June 30, 2010 and 2009 were $889 thousand and $351 thousand, respectively. The increase in research and development expenses was primarily due to increased costs associated with the establishment of a CODIS laboratory at our Dallas, Texas testing facility.

Marketing and Sales

Marketing and sales expenses for the six months ended June 30, 2010 and 2009 were $2.8 million and $2.4 million, respectively. The increase in marketing and sales expenses was primarily due to increased program costs in the US.

General and Administrative

General and administrative expenses for the six months ended June 30, 2010 and 2009 were $7.1 million and $7.7 million, respectively. The decrease in general and administrative expenses is primarily due to decreased legal and professional fees.

Restructuring

During the six months ended June 30, 2010, we recognized $964 thousand in restructuring expenses related to the consolidation of the Company’s East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility and the consolidation of our Nashville CODIS testing operation into our Dallas, Texas facility. We announced the planned East Lansing consolidation on October 20, 2009 and substantially completed this consolidation during the quarter ended March 31, 2010. We announced the planned Nashville consolidation on January 14, 2010 and expect to complete this consolidation by August 31, 2010. The expenses for the six months ended June 30, 2010 primarily relate to employee severance costs.

Amortization of Intangible Assets

During the six months ended June 30, 2010 and 2009, we recorded $924 thousand and $927 thousand of amortization expense, respectively.

Income Tax Expense

During the six months ended June 30, 2010 and 2009, we recorded income tax expense of $859 thousand and $280 thousand, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the six months ended June 30, 2010, we reported a net loss of $3.6 million, which represents an increase of $1.8 million as compared to a net loss of $1.8 million for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June, 2010, we had $18.7 million in cash, cash equivalents and available-for-sale securities, as compared to $18.1 million as of December 31, 2009. Working capital decreased to $21.9 million at June 30, 2010 from $25.2 million at December 31, 2009.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the six months ended June 30, 2010 and 2009:

	(In thousands)			% Change
	2010	2009	$ Change
Cash provided by (used) in:
Operating activities	$2,609	$1,471	$1,138	77
Investing activities	(3,854)	(371)	(3,483)	>(100)
Financing activities	—	(338)	338	100

Net cash provided by operations for the six months ended June 30, 2010 was $2.6 million, compared with net cash provided by operations of approximately $1.5 million for the comparable period in the prior year. The change in operating cash flows was mainly a result of increase in accrued expenses during the first six months of 2010. Investing activities during the six months ended June 30, 2010 and 2009 consisted of the purchase of available-for-sale securities, as well as capital expenditures, while financing activities during the six months 2009 primarily consisted of repayments of debt obligations. There were no financing activities for the first six months of 2010.

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

Expected Uses of Liquidity in 2010

Throughout 2010, we plan to continue making investments in our business. We expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples, facility expenses, marketing expenses and general and administrative costs. Actual expenditures may vary substantially from our estimates. We also expect to make capital expenditures related to the expansion of our Dallas facility to build out the CODIS laboratory and the expansion of our UK facilities in Abingdon and Chorley. In addition, we may make additional investments in future acquisitions of businesses or technologies which would increase our capital expenditures.

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

Commitments and Contingencies

There were no material changes during the six months ended June 30, 2010 to our contractual obligations and commercial commitments as reported in the Annual Report.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the six months ended June 30, 2010 to our critical accounting policies as reported in our Annual Report.

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended, that are of significance, or potential significance to us.

In January 2010, the FASB issued Accounting Standard Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”), which amends the existing fair value measurements and disclosures guidance currently included in Accounting Standards Codification No. 820 to require additional disclosures regarding fair value measurements. Specifically, ASU No. 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuance and settlements on a gross basis. In addition, ASU No. 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. We are in the process of evaluating these additional disclosure requirements but do not expect they will have a significant impact on its condensed consolidated financial statements.

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

Foreign Currency Risk

Our business derives a substantial portion of its revenues from international operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, British pound. We record all of our US operational transactions, including cash inflows and outflows, in US dollars. We expect that international sales will continue to represent a significant portion of our revenues. The significant percentage of our revenues derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate. However, all of our operating expenses related to our UK operations also are subject to exchange rate fluctuations and thus provide a natural hedge against such exchange rate movements. Currently, there is no material adverse impact to our financial results from exchange rate movements.

Item 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of June 30, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of June 30, 2010 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

our expectation that we will incur restructuring charges and cash expenditures in connection with the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility of $775,000 to $1,000,000 in the aggregate, which includes: severance and retention bonuses for employees in the range of $450,000 to $550,000; relocation costs for employees relocating from the East Lansing facility in the range of $50,000 to $75,000; recruiting and training costs for the Dayton facility in connection with the transfer of work from the East Lansing facility of approximately $50,000; lease termination costs in the range of $150,000 to $200,000; and equipment relocation and reinstallation costs in the range of $75,000 to $125,000;

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

•

our expectation that we will incur restructuring charges and cash expenditures in connection with the consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility of $1,025,000 to $1,300,000 in the aggregate, which includes: severance and retention bonuses for employees in the range of $540,000 to $680,000; relocation costs for employees relocating from the Nashville facility in the range of $85,000 to $110,000; recruiting and training costs in our Dallas facility in connection with the transfer of work from the Nashville facility of approximately $50,000; lease termination costs in the range of $50,000 to $100,000; and equipment relocation and reinstallation costs in the range of $300,000 to $360,000;

•

our expectation that a substantial portion of the restructuring charges and cash expenditures in connection with the consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility will be reported in second, third and fourth quarters of 2010;

•

our expectation that we will offset the restructuring charges and cash expenditures in connection with the consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility through future annual cost savings of approximately $1.4 million from operational efficiencies, plant and equipment cost reductions and increased scalability;

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

•	our expectation that the police forces in the UK who have not yet done so will solicit initial tenders for forensic services through the UK’s National Forensic Framework Agreement by the end of 2011;

•	our expectation that our future agricultural testing services revenues will not be significant to our operating results;

•	our intention to develop and evaluate new technologies to enhance our laboratory processes, including instrumentation, automation and new testing methodologies;

•	our expectation that our instrumentation, automation and new testing methodologies will enable us to reduce our costs for and improve the quality of our service offerings;

•	our anticipation that the volume of CODIS testing will grow in the US and that volume of work related to the UK National DNA Database will be relatively stable;

•	our anticipation that our current facilities should serve our near term capacity needs;

•	our anticipation that federal and state governments in the US will allocate greater resources to support wider use of DNA testing;

•	our expectation that our award under the North West/South West and Wales regional tender in the UK will continue to result in significant revenues;

•	our intention to seek and continue to seek patent protection for novel uses of SNPs in the genetic testing field;

•	our intention to continue to concentrate on protection of our intellectual property as it relates to our DNA testing services;

•	our expectation that we will continue to receive substantial discounts based upon reaching a specific threshold of purchases per year of reagents and other components from our current supplier;

•	our anticipation that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•	our anticipation that a portion of our future growth may be accomplished either by acquiring or merging with existing businesses;

•	our plan to continue to market our services to governments, commercial companies and private individuals;

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

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of the Company’s former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. On or about July 15, 2002, the Company filed a motion to dismiss all of the claims against the Company and the Company’s former officers. On October 9, 2002, the Court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the Court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took the motion for final approval under advisement. On October 5, 2009, the Court granted the plaintiffs’ motion for an order of final approval of the settlement, plan of allocation and certification of the class. Such settlement does not require any payment by the Company to the plaintiffs. The issuers share of the settlement amount is funded by the insurers. Notices of appeal have been filed by six groups of appellants. None of the notices state the basis for appeal.

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

In other litigation brought by Enzo against another defendant under the same patents asserted against us, a Connecticut Federal Court has invalidated the patents asserted there and asserted against us in the New York case. That decision was reversed in part by the Court of Appeals on March 26, 2010. As a result of these developments, the Enzo v. Amersham case has been stayed pending the outcome of the Connecticut Federal Court case.

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

On February 12, 2010, a complaint was filed in the United States District Court for the Western District of Wisconsin by Genetic Technologies Limited naming the Company as a defendant, along with eight other companies. The complaint, entitled Genetic Technologies Limited v. Beckman Coulter, Inc., et al., alleges that the defendants infringed U.S. Patent No. 5,612,179 through the sale and use of certain products and services. There is no request for injunctive relief by the plaintiff. The Company has been served with a complaint and has filed an answer. Discovery is currently being conducted. The Company believes the allegations are without merit and intends to vigorously defend the Company against such claims.

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

There have not been any material changes to the risk factors disclosed under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ORCHID CELLMARK INC.

Date: August 6, 2010	By:	/S/ JAMES F. SMITH
James F. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)