Form 10-Q
period 2010-09-30
ORCHID CELLMARK INC
filed 2010-11-05
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 4, 2010, the registrant had 29,966,562 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,499	$8,600
Available-for-sale securities	13,966	9,525
Accounts receivable, net	12,571	11,128
Inventory	1,811	1,542
Prepaid and other current assets	1,257	1,127

Total current assets	34,104	31,922
Fixed assets, net	5,508	4,803
Goodwill	9,416	9,423
Other intangibles, net	4,369	5,763
Other assets	962	931

Total assets	$54,359	$52,842

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,158	$2,762
Accrued expenses and other current liabilities	7,318	3,071
Deferred revenue	1,141	928

Total current liabilities	11,617	6,761
Other liabilities	453	432

Total liabilities	12,070	7,193

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 per share par value; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; $0.001 per share par value; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 per share par value; authorized 150,000,000 shares; issued 30,098,269 shares at September 30, 2010 and December 31, 2009	30	30
Additional paid-in capital	373,669	372,877
Accumulated other comprehensive income	476	343
Treasury stock at cost, 163,259 shares of common stock at September 30, 2010 and December 31, 2009	(1,587)	(1,587)
Accumulated deficit	(330,299)	(326,014)

Total stockholders’ equity	42,289	45,649

Total liabilities and stockholders’ equity	$54,359	$52,842

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and nine months ended September 30, 2010 and 2009

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Service revenues	$17,279	$14,660	$47,079	$43,190
Other revenues	13	14	27	135

Total revenues	17,292	14,674	47,106	43,325

Operating expenses:
Cost of service revenues	10,780	9,798	30,729	28,535
Research and development	344	228	1,232	579
Marketing and sales	1,525	1,245	4,301	3,626
General and administrative	3,502	3,401	10,631	11,146
Restructuring	538	—	1,502	—
Amortization of intangible assets	462	467	1,386	1,394

Total operating expenses	17,151	15,139	49,781	45,280

Operating income (loss)	141	(465)	(2,675)	(1,955)
Other income (expense), net	58	39	113	34

Income (loss) before income tax expense	199	(426)	(2,562)	(1,921)
Income tax expense	864	199	1,723	479

Net loss	$(665)	$(625)	$(4,285)	$(2,400)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.14)	$(0.08)

Shares used in computing basic and diluted net loss per share	29,935	29,935	29,935	29,935

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(4,285)	$(2,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	22	—
Stock-based compensation	792	1,148
Depreciation and amortization	2,777	2,948
Bad debt expense	36	253
Changes in assets and liabilities:
Accounts receivable	(1,419)	(811)
Inventory	(269)	(204)
Prepaid and other assets	(161)	228
Accounts payable	396	123
Accrued expenses and other current liabilities	2,995	452
Deferred revenue	213	134
Income taxes payable	1,252	344
Other liabilities	21	(46)

Net cash provided by operating activities	2,370	2,169

Cash flows from investing activities:
Capital expenditures	(2,096)	(492)
Purchases of available-for-sale securities	(9,404)	(8,366)
Maturities of available-for-sale securities	3,887	—

Net cash used in investing activities	(7,613)	(8,858)

Cash flows from financing activities:
Repayment of debt	—	(338)

Net cash used in financing activities	—	(338)

Effect of foreign currency translation on cash and cash equivalents	1,142	745
Net (decrease) in cash and cash equivalents	(4,101)	(6,282)
Cash and cash equivalents at beginning of period	8,600	14,998

Cash and cash equivalents at end of period	$4,499	$8,716

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income/Loss

Nine months ended September 30, 2010

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2010	30,098	$30	$372,877	$343	$(1,587)	$(326,014)	$45,649
Net loss	—	—	—	—	—	(4,285)	(4,285)
Gain(loss) on available-for-sale securities	—	—	—	(69)	—	—	(69)
Foreign currency translation adjustment	—	—	—	202	—	—	202

Comprehensive loss							(4,152)

Stock-based compensation expense	—	—	792	—	—	—	792

Balance at September 30, 2010	30,098	$30	$373,669	$476	$(1,587)	$(330,299)	$42,289

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

(3) Fair Value Measurements and Marketable Securities

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

Our available-for-sale securities have been classified as Level 1. These investments have initially been valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing validates the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources and analyzing pricing data in certain instances. The unrealized gains and losses in such securities are reflected, net of tax, in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets.

(4) Inventory

Inventory is comprised of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$1,154	$1,001
Work in progress	649	533
Finished goods	8	8

	$1,811	$1,542

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of casework not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(5) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the nine months ended September 30, 2010 (in thousands):

Balance as of January 1, 2010	$9,423
Effect of foreign currency translation	(7)

Balance as of September 30, 2010	$9,416

The following table sets forth the Company’s other intangible assets at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010			December 31, 2009
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Customer list	$7,258	$(5,695)	$1,563	$7,264	$(5,262)	$2,002
Patents and know-how	4,899	(3,552)	1,347	4,899	(3,240)	1,659
Trademark/tradename	4,257	(3,392)	865	4,263	(3,131)	1,132
Base technology	6,015	(5,421)	594	6,019	(5,049)	970
Non-compete agreements	20	(20)	—	20	(20)	—

Totals	$22,449	$(18,080)	$4,369	$22,465	$(16,702)	$5,763

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $185 thousand and $201 thousand as of September 30, 2010 and December 31, 2009, respectively.

Amortization expense associated with intangible assets was $462 thousand and $1.4 million, respectively, for the three and nine months ended September 30, 2010. Amortization expense associated with intangible assets was $467 thousand and $1.4 million, respectively, for the three and nine months ended September 30, 2009.

(6) Fixed Assets

Fixed assets are comprised of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Laboratory equipment	$12,666	$14,141
Leasehold improvements	8,096	6,628
Computers and software	5,034	5,223
Furniture and fixtures	1,968	1,702

	27,764	27,694
Less accumulated depreciation and amortization	(22,256)	(22,891)

	$5,508	$4,803

Depreciation expense associated with fixed assets was $437 thousand and $1.4 million, respectively, for the three and nine months ended September 30, 2010. Depreciation expense associated with fixed assets was $516 thousand and $1.6 million, respectively, for the three and nine months ended September 30, 2009.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
VAT and other taxes	$3,598	$1,415
Professional fees	477	240
Employee compensation	1,237	475
Restructuring	391	142
Facility related accruals	394	380
Other	1,221	419

	$7,318	$3,071

(8) Restructuring

During the nine months ended September 30, 2010, the Company recognized approximately $1.5 million in restructuring expenses related to the consolidation of the Company’s East Lansing, Michigan paternity testing operations into the Company’s Dayton, Ohio facility and the consolidation of its Nashville CODIS testing operation into our Dallas, Texas facility. The Company announced the East Lansing consolidation on October 20, 2009 and substantially completed this consolidation during the quarter ended March 31, 2010. The Company announced the planned Nashville consolidation on January 14, 2010 and substantially completed this consolidation during the quarter ended September 30, 2010. The expenses in the first three quarters of 2010 relate primarily to employee severance costs.

In connection with these consolidations, the Company expects to incur aggregate restructuring charges and cash expenditures of $1.8 million to $2.3 million, the majority of which already have been incurred. Such charges and expenditures include: severance and retention bonuses for employees in the range of $990 thousand to $1.2 million; relocation in the range of $135 thousand to $185 thousand; recruiting and training costs in connection with the transfer of work of approximately $100 thousand; lease termination costs in the range of $200 thousand to $300 thousand; and equipment relocation and reinstallation costs in the range of $375 thousand to $485 thousand. A substantial portion of these charges and expenditures have been reported in the first three quarters of 2010. The Company currently expects to offset these restructuring charges and expenditures through annual cost savings of approximately $2.4 million from operational efficiencies, plant and equipment cost reductions and increased scalability.

As of September 30, 2010 and December 31, 2009, the Company had approximately $391 thousand and $142 thousand, respectively, in restructuring accruals outstanding that are related to severance and facility obligations.

A summary of the restructuring activity is as follows (in thousands):

Total
Restructuring liability as of December 31, 2009	$142
Charge recorded in the nine months ended September 30, 2010	1,502
Cash payments in the nine months ended September 30, 2010	(1,253)

Restructuring liability as of September 30, 2010	$391

(9) Income Taxes

As of September 30, 2010 and December 31, 2009, the Company has unrecognized income tax benefits related to uncertain tax positions of approximately $223 thousand in the UK. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2007 through 2009 remain open to examination by the UK taxing authorities and the tax years 2007 through 2009 remain open to examination by the US taxing authorities. In addition, the US taxing authorities may examine the tax years from the Company’s inception in 1995 through 2006, but are barred from adjusting the tax liabilities in excess of the net operating losses generated in any of those tax years. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $223 thousand. With respect to the Company’s UK subsidiary’s open tax years and based upon the filing of a UK tax return in October 2009, the Company recognized an income tax benefit in the fourth quarter of 2009 of approximately $385 thousand.

(10) Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of significance, or potential significance to the Company.

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

(11) Comprehensive Income/Loss

Comprehensive income/(loss) is comprised of net earnings, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. Total comprehensive income/(loss) for the three months ended September 30, 2010 and 2009 was $215 thousand and ($1.1) million, respectively. Total comprehensive income/(loss) for the nine months ended September 30, 2010 and 2009 was ($4.2) million and ($1.1) million, respectively. The difference from net loss for the three and nine months ended September 30, 2010 and 2009 consists of foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive income(loss) as reflected in the consolidated balance sheets consists of cumulative foreign currency translation adjustments of $202 thousand and unrealized loss on available-for-sale securities of $69 thousand.

(12) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with our May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. On or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the Court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for us entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, we received notice of the Court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took the motion for final approval under advisement. On October 5, 2009, the Court granted the plaintiffs’ motion for an order of final approval of the settlement, plan of allocation and certification of the class. Such settlement does not require any payment by us to the plaintiffs. The issuers’ share of the settlement amount is funded by the insurers. Notices of appeal have been filed by six groups of appellants. None of the notices state the basis for appeal.

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

The Company is a defendant in litigation pending in the United States District Court for the Southern District of New York entitled Enzo Biochem, Inc. et al. (Enzo) v. Amersham PLC, et al. (Amersham), filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with plaintiffs, but the Company is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in the Company’s favor on the construction of the patents asserted against the Company, and the co-defendants, including the Company, moved for summary judgment on all claims against us in January 2007. A hearing on the defendants’ motions for summary judgment occurred on July 17-18, 2007, and the Court reserved ruling on the motions, taking them under advisement. Such matter has been delayed due to the death of the judge and the assignment of a new judge.

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

On February 12, 2010, a complaint was filed in the United States District Court for the Western District of Wisconsin by Genetic Technologies Limited naming the Company as a defendant, along with eight other companies. The complaint, entitled Genetic Technologies Limited v. Beckman Coulter, Inc., et al., alleges that the defendants infringed U.S. Patent No. 5,612,179 through the sale and use of certain products and services. There is no request for injunctive relief by the plaintiff. The Company has been served with a complaint and has filed an answer. Discovery is currently being conducted. The Company believes that the allegations are without merit and intends to vigorously defend itself against such claims.

Additionally, the Company has certain other claims against the Company arising from the normal course of its business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on the Company’s financial position and liquidity, but could have a material impact on its results of operations for any reporting period.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our operations in the UK accounted for 66% and 55% of our total revenues for the three months ended September 30, 2010 and 2009, respectively, and for 63% and 50% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. Prior to 2009, a significant portion of our UK revenues were derived through our agreement with LGC Ltd., or LGC. LGC is a provider of analytical and diagnostic services and one of our competitors in providing DNA testing services in the UK. Our focus is on providing our services directly to UK government agencies and police forces. In 2007, UK police forces commenced soliciting competitive bids for all forensic testing services in a series of regional tenders. In 2008, the UK government implemented the National Forensic Procurement Project, a formalized bidding process. In February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK’s Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. In August 2010, such contracts were extended for a two-year term ending in 2013. In October 2010, we commenced work for five UK police forces in the East Midlands region under three-year contracts awarded under the National Forensic Procurement Project. Under the terms of the award, we are conducting DNA analysis of crime scene samples for submission to the National DNA Database. We believe that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from LGC to directly providing these services to government agencies and police forces in the UK.

Our operations in the US accounted for 34% and 45% of our total revenues for the three months ended September 30, 2010 and 2009, respectively, and for 37% and 50% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. We continue to experience price competition in our forensics and paternity testing businesses. We are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of CODIS samples that need to be retested. On October 20, 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility which was substantially completed during the quarter ended March 31, 2010. On January 14, 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility which was substantially completed in the quarter ended September 30, 2010. Our operating costs have been favorably impacted by the consolidation of our testing facilities. We believe these consolidations may lead to additional operational efficiencies, plant and equipment cost reductions and increased scalability.

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

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, total revenues increased approximately 18%, while gross margin, as percentage of service revenues, increased five percentage points to approximately 38% for the three months ended September 30, 2010. For the three months ended September 30, 2010 as compared to the same period in 2009, our UK revenues increased by approximately 44% as measured in US dollars primarily as a result of increased forensics revenues due to increased volume and, to a lesser extent, increased paternity and immigration revenues. In the US, we experienced a significant decrease in revenues in our forensic casework business, offset, in part, by a significant increase in revenues from testing services involving DNA profile uploads into the Combined DNA Index System (CODIS) and individual state databases and an increase in revenues from government paternity testing services. Gross margin, as a percentage of service revenue, increased primarily as a result of higher forensic volume in our UK operations, partially offset by lower volume and price decreases in our US-based forensic casework business. For the three months ended September 30, 2010, our operating expenses, other than cost of service revenues, increased by approximately 19% as compared to the same period in 2009, primarily as a result of restructuring expenses, as well as increased research and development, sales and marketing and general and administrative expenses.

Overall, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, total revenues increased approximately 9%, while gross margin, as a percentage of service revenues, increased from approximately 34% to approximately 35%. We experienced revenue increases in our UK forensic, paternity and immigration testing services and in our US CODIS and individual state database testing services. The significant increase in revenues in our US CODIS testing services was offset by a significant decrease in revenues in our forensic casework business and, to a lesser extent, a decrease in our paternity testing business. The increase in gross margin as a percentage of service revenue was primarily a result of higher forensic volume in our UK operations, partially offset by lower volume and price decreases in our US-based testing services. Cost of service revenues increased due to higher personnel costs and lab supplies as a result of the increased volume in our UK operations, partially offset by decreased costs in the US. For the nine months ended September 30, 2010, our operating expenses, other than cost of service revenues, increased by approximately 14% as compared to the same period in 2009, as a result of restructuring expenses, as well as increased research and development, and sales and marketing expenses, partially offset by decreased general and administrative expenses.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended September 30, 2010 and 2009:

	(In thousands)
	2010	2009	$ Change	% Change
Total revenues	$17,292	$14,674	$2,618	18%
Cost of service revenues	10,780	9,798	982	10
Research and development	344	228	116	51
Marketing and sales	1,525	1,245	280	22
General and administrative	3,502	3,401	101	3
Restructuring expense	538	—	538	100
Amortization of intangible assets	462	467	(5)	(1)
Total other income expense, net	58	39	19	49
Income tax expense	864	199	665	>100
Net loss	(665)	(625)	(40)	6

Revenues

Total revenues for the three months ended September 30, 2010 of $17.3 million represented an increase of $2.6 million, or approximately 18%, as compared to revenues of $14.7 million for the comparable period in 2009.

Revenues from our UK-based testing services of $11.5 million for the three months ended September 30, 2010 increased by $3.5 million, or approximately 44%, as compared to $8.0 million for the comparable period in 2009. For the three months ended September 30, 2010, as compared to the comparable period in 2009, our UK revenues were unfavorably impacted by approximately 6% as a result of the exchange rate movement of the British pound as compared to the US dollar. Our UK-based revenue increase was driven by a significant increase in forensics revenues, as work awarded under the North West/South West and Wales’s regional tender and other government work has replaced and surpassed revenues previously generated under our previous arrangements with LGC, as well as increases in our paternity and immigration businesses.

Our US service revenues for the three months ended September 30, 2010 of $5.8 million decreased by approximately $873 thousand, or approximately 13%, as compared to $6.7 million for the comparable period in 2009, primarily due to a decrease in forensics casework testing services due, in part, to budgetary constraints at the state and local levels. This decrease was partially offset by increases in government paternity testing services and CODIS and individual state database testing services.

During the three months ended September 30, 2010 and 2009, we recognized $13 thousand and $14 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $10.8 million, or approximately 62% of service revenues, for the three months ended September 30, 2010, compared to $9.8 million, or approximately 67% of service revenues, for three months ended September 30, 2009. For three months ended September 30, 2010, as compared to the comparable period in 2009, our UK cost of service revenues were favorably impacted by approximately 6% as a result of the exchange rate movement of the British pound as compared to the US dollar. Cost of service revenues for the three months ended September 30 2010, as compared to the comparable period in 2009, increased due to higher personnel and lab supplies as a result of increased volume in our UK operations. Our gross margin percentage increased by five percentage points primarily as a result of increased volume in our UK operations partially offset by price and volume decreases in our US-based testing services. On October 20, 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility which was substantially completed in the quarter ended March 31, 2010. On January 14, 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility, which was substantially completed in the quarter ended September 30, 2010. Our operating costs have been favorably impacted by the consolidation of our testing facilities. We believe these consolidations may lead to additional operational efficiencies, plant and equipment cost reductions and increased scalability.

Research and Development

Research and development expenses for the three months ended September 30, 2010 and 2009 were $344 thousand and $228 thousand, respectively. The increase in research and development expenses was primarily due to increased costs associated with the establishment of a CODIS laboratory at our Dallas, Texas testing facility.

Marketing and Sales

Marketing and sales expenses for the three months ended September 30, 2010 and 2009 were $1.5 million and $1.2 million, respectively. The increase in marketing and sales expenses was primarily due to increased program costs in the US.

General and Administrative

General and administrative expenses for the three months ended September 30, 2010 and 2009 were $3.5 million and $3.4 million, respectively. The increase in general and administrative expenses is primarily due to increased employee benefit program expenses.

Restructuring

During the three months ended September 30, 2010, we recognized $538 thousand in restructuring expenses related to the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility and the consolidation of our Nashville CODIS testing operation into our Dallas, Texas facility. We announced the planned East Lansing consolidation on October 20, 2009 and substantially completed this consolidation during the quarter ended March 31, 2010. We announced the planned Nashville consolidation on January 14, 2010, and substantially completed this consolidation during the quarter ended September 30, 2010. The expenses for the three months ended September 30, 2010 primarily relate to employee severance costs.

Amortization of Intangible Assets

During the three months ended September 30, 2010 and 2009, we recorded $462 thousand and $467 thousand of amortization expense, respectively.

Income Tax Expense

During the three months ended September 30, 2010 and 2009, we recorded income tax expense of $864 thousand and $199 thousand, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the three months ended September 30, 2010, we reported a net loss of $665 thousand, which represents an increase of $40 thousand compared to a net loss of $625 thousand for the three months ended September 30, 2009.

The following table sets forth a comparison of the components of our net loss for the nine months ended September 30, 2010 and 2009:

	(In thousands)
	2010	2009	$ Change	% Change
Total revenues	$47,106	$43,325	$3,781	9%
Cost of service revenues	30,729	28,535	2,194	8
Research and development	1,232	579	653	>100
Marketing and sales	4,301	3,626	675	19
General and administrative	10,631	11,146	(515)	(5)
Restructuring expense	1,502	—	1,502	100
Amortization of intangible assets	1,386	1,394	(8)	(1)
Total other income (expense), net	113	34	79	>100
Income tax expense	1,723	479	1,244	>100
Net loss	(4,285)	(2,400)	(1,885)	79

Revenues

Total revenues for the nine months ended September 30, 2010 of $47.1 million represented an increase of $3.8 million, or approximately 9%, as compared to revenues of $43.3 million for the comparable period in 2009.

Revenues from our UK-based testing services of $29.5 million for the nine months ended September 30, 2010 increased by $7.9 million, or approximately 37%, compared to $21.6 million to the comparable period in 2009. For the nine months ended September 30, 2010, as compared to the comparable period in 2009, our UK revenues were unfavorably impacted approximately 1% as a result of the exchange rate movement of the British pound as compared to the US dollar. Our UK-based revenue increase was primarily driven by a significant increase in forensics revenues, as work awarded under the North West/South West and Wales’s regional tender and other government work has replaced and surpassed revenues previously generated under our expired LGC agreement. We also experienced revenue increases in paternity and immigration testing services, for the nine months ended September 30, 2010, as compared to the comparable period in 2009.

Prior to 2009, a significant portion of our UK revenues were derived through our agreement with LGC. Our focus is on providing our services directly to UK government and police forces. In 2007, UK police forces commenced soliciting competitive bids for all forensic testing services in a series of regional tenders. In 2008, the UK government implemented the National Forensic Procurement Project, a formalized bidding process. In February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK’s Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. In August 2010, such contracts were extended for a two-year term ending in 2013. In October 2010, we commenced work for five UK police forces in the East Midlands region, under three-year contracts awarded under the National Forensic Procurement process. Under the terms of the award, we are conducting DNA analysis of crime scene samples for submission to the National DNA Database. We believe that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from LGC to directly providing these services to government agencies and police forces in the UK.

Our US service revenues for the nine months ended September 30, 2010 of $17.6 million decreased by $4.0 million, or approximately 19%, compared to $21.6 million for the comparable period in 2009, primarily due to a decrease in forensics casework and paternity testing services due, in part, to budgetary constraints at the state and local levels related to forensic casework testing. This decrease was partially offset by an increase in our US CODIS and individual state database testing services.

During the nine months ended September 30, 2010 and 2009, we recognized $27 thousand and $135 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $30.7 million, or approximately 65% of service revenues, for the nine months ended September 30, 2010, compared to $28.5 million, or approximately 66% of service revenues, for nine months ended September 30, 2009. For nine months ended September 30, 2010, as compared to the comparable period in 2009, our UK cost of service revenues were favorably impacted approximately 1% as a result of the exchange rate movement of the British pound as compared to the US dollar. Cost of service revenues for the nine months ended September 30 2010, as compared to the comparable period in 2009, increased due to higher personnel and lab supplies as a result of increased volume in our UK operations, partially offset by decreased costs in the US as a result of lower volume. Our gross margin percentage increased by one percentage point as a result of higher volume in our UK operations, partially offset by price and volume decreases in our US-based testing services. On October 20, 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility which was substantially completed in the quarter ended March 31, 2010. On January 14, 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility, which was substantially completed in the quarter ended September 30, 2010. Our operating costs have been favorably impacted by the consolidation of our testing facilities. We believe these consolidations may lead to additional operational efficiencies, plant and equipment cost reductions and increased scalability.

Research and Development

Research and development expenses for the nine months ended September 30, 2010 and 2009 were $1.2 million and $579 thousand, respectively. The increase in research and development expenses was primarily due to increased costs associated with the establishment of a CODIS laboratory at our Dallas, Texas testing facility.

Marketing and Sales

Marketing and sales expenses for the nine months ended September 30, 2010 and 2009 were $4.3 million and $3.6 million, respectively. The increase in marketing and sales expenses was primarily due to increased program costs in the US.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $10.6 million and $11.1 million, respectively. The decrease in general and administrative expenses is primarily due to decreased legal and professional fees.

Restructuring

During the nine months ended September 30, 2010, we recognized $1.5 million in restructuring expenses related to the consolidation of the Company’s East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility and the consolidation of our Nashville CODIS testing operation into our Dallas, Texas facility. We announced the planned East Lansing consolidation on October 20, 2009 and substantially completed this consolidation during the quarter ended March 31, 2010. We announced the planned Nashville consolidation on January 14, 2010 which was substantially completed in the quarter ended September 30, 2010. The expenses for the nine months ended September 30, 2010 primarily relate to employee severance costs.

Amortization of Intangible Assets

We recorded amortization expense of $1.4 million during each of the nine months ended September 30, 2010 and 2009.

Income Tax Expense

During the nine months ended September 30, 2010 and 2009, we recorded income tax expense of $1.7 million and $479 thousand, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the nine months ended September 30, 2010, we reported a net loss of $4.3 million, which represents an increase of $1.9 million as compared to a net loss of $2.4 million for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of September, 2010, we had $18.5 million in cash, cash equivalents and available-for-sale securities, as compared to $18.1 million as of December 31, 2009. Working capital decreased to $22.5 million at September 30, 2010 from $25.2 million at December 31, 2009.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the nine months ended September 30, 2010 and 2009:

	(In thousands)			% Change
	2010	2009	$ Change
Cash provided by (used) in:
Operating activities	$2,370	$2,169	$201	9
Investing activities	(7,613)	(8,858)	1,245	(14)
Financing activities	—	(338)	338	(100)

Net cash provided by operations for the nine months ended September 30, 2010 was $2.4 million, compared with net cash provided by operations of approximately $2.2 million for the comparable period in the prior year. The change in operating cash flows was mainly a result of an increase in accrued expenses during the first nine months of 2010, offset by the net loss. Investing activities during the nine months ended September 30, 2010 and 2009 consisted of the purchase and maturity of available-for-sale securities, as well as capital expenditures, while financing activities during the nine months 2009 primarily consisted of repayments of debt obligations. There were no financing activities for the first nine months of 2010.

ReliaGene Debt

As part of the acquisition of ReliaGene on October 31, 2007, we assumed $948 thousand in debt comprised of a line of credit and various notes payable with outstanding balances of $260 thousand and $688 thousand, respectively. The line of credit was fully paid off during 2008 with a then outstanding balance of $170 thousand. The notes payable, which were secured by ReliaGene’s equipment, had interest rates ranging from 4.50% to 8.50% and maturity dates ranging from September 30, 2009 through September 5, 2011. In April 2009, we fully paid off the ReliaGene notes payable, along with all accrued interest.

Expected Uses of Liquidity in 2010

Throughout 2010, we plan to continue making investments in our business. We expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples, facility expenses, marketing expenses and general and administrative costs. Actual expenditures may vary substantially from our estimates. We expect to make capital expenditures related to the expansion of our UK facilities in Abingdon and Chorley. In addition, we may make additional investments in future acquisitions of businesses or technologies which would increase our capital expenditures.

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

Commitments and Contingencies

There were no material changes during the nine months ended September 30, 2010 to our contractual obligations and commercial commitments as reported in the Annual Report.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the nine months ended September 30, 2010 to our critical accounting policies as reported in our Annual Report.

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended, that are of significance, or potential significance to us.

In January 2010, the FASB issued Accounting Standard Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”), which amends the existing fair value measurements and disclosures guidance currently included in Accounting Standards Codification No. 820 to require additional disclosures regarding fair value measurements. Specifically, ASU No. 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuance and settlements on a gross basis. In addition, ASU No. 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. We are in the process of evaluating these additional disclosure requirements but do not expect they will have a significant impact on our condensed consolidated financial statements.

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

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of September 30, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of September 30, 2010 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

our expectation that we will incur aggregate restructuring charges and cash expenditures in connection with the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility of $775,000 to $1,000,000, the majority of which already have been incurred, which include: severance and retention bonuses for employees in the range of $450,000 to $550,000; relocation costs for employees relocating from the East Lansing facility in the range of $50,000 to $75,000; recruiting and training costs for the Dayton facility in connection with the transfer of work from the East Lansing facility of approximately $50,000; lease termination costs in the range of $150,000 to $200,000; and equipment relocation and reinstallation costs in the range of $75,000 to $125,000;

•

our expectation that we will offset the restructuring charges and expenditures in connection with the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility through future annual cost savings of approximately $1 million from operational efficiencies, plant and equipment cost reductions and increased scalability;

•

our expectation that we will incur aggregate restructuring charges and cash expenditures in connection with the consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility of $1,025,000 to $1,300,000, the majority of which already have been incurred, which include: severance and retention bonuses for employees in the range of $540,000 to $680,000; relocation costs for employees relocating from the Nashville facility in the range of $85,000 to $110,000; recruiting and training costs in our Dallas facility in connection with the transfer of work from the Nashville facility of approximately $50,000; lease termination costs in the range of $50,000 to $100,000; and equipment relocation and reinstallation costs in the range of $300,000 to $360,000;

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

•

our belief that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from LGC to directly providing these services to government agencies and police forces in the UK;

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as a defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the our May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. On or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the Court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for our entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, we received notice of the Court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took the motion for final approval under advisement. On October 5, 2009, the Court granted the plaintiffs’ motion for an order of final approval of the settlement, plan of allocation and certification of the class. Such settlement does not require any payment by us to the plaintiffs. The issuers’ share of the settlement amount is funded by the insurers. Notices of appeal have been filed by six groups of appellants. None of the notices state the basis for appeal.

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

We are a defendant in litigation pending in the United States District Court for the Southern District of New York entitled Enzo Biochem, Inc. et al. (Enzo) v. Amersham PLC, et al. (Amersham), filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in our favor on its construction of the patents asserted against us, and the co-defendants, including us, moved for summary judgment on all claims against us in January 2007. A hearing on the defendants’ motions for summary judgment occurred on July 17-18, 2007, and the Court reserved ruling on the motions, taking them under advisement. Such matter has been delayed due to the death of the judge and the assignment of a new judge.

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

Additionally, we may have certain other claims against us arising from the normal course of our business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on our financial position and liquidity, but could have a material impact our results of operations for any reporting period.

Item 1A. RISK FACTORS

There have not been any material changes to the risk factors disclosed under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. [RESERVED.]

Item 5. OTHER INFORMATION

On September 3, 2010, the Company executed an agreement with Accipiter Capital Management, LLC and certain affiliates, or Accipiter, pursuant to which the Company agreed, among other things, (i) not to nominate for re-election the current Class I directors of the Company at the 2010 annual meeting of stockholders, (ii) two individuals proposed by Accipiter would be nominated for election at the 2010 annual meeting of stockholders, as members of the Company’s slate of directors, to serve as Class I directors of the Company for three-year terms ending in 2013, (iii) to invite certain major stockholders, other than Accipiter, to propose to the Board one individual for nomination for election to the Board at the 2010 annual meeting of stockholders, (iv) to recommend, support and solicit proxies for the election of the Accipiter nominees in the same manner as it has in respect of the Company’s nominees at previous annual meetings of stockholders, (v) to hold the 2010 annual meeting of stockholders in November 2010 and (vi) to hold the 2012 annual meeting of stockholders no earlier than June 2012.

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

ORCHID CELLMARK INC.

Date: November 5, 2010	By:	/s/ James F. Smith
James F. Smith
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)