Form 10-K
period 2010-12-31
ORCHID CELLMARK INC
filed 2011-03-15
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $37,451,577.

As of March 11, 2011, the registrant had 29,992,186 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011.

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

Our business is primarily focused on DNA testing for human identity. We provide DNA testing services for forensic, family relationship and, to a lesser extent, security applications. Forensic DNA testing is primarily used in the following ways: to establish and maintain DNA profile databases of individuals arrested for or convicted of crimes; to analyze and compare evidence from crime scenes with these databases to identify possible suspects; and to confirm that a suspect committed a particular crime or to exonerate a falsely accused or convicted person. Forensic DNA testing can also be used to confirm a victim’s identity. Family relationship DNA testing is used to establish whether two or more people are genetically related. It is most often used to determine a biological father in a paternity case, but can also be used to confirm a genetic relationship for purposes of immigration, adoption, estate settlement, genealogy and ancestry. DNA testing also is used by individuals and employers in security applications to establish and store a person’s genetic profile for identification purposes in the event of an emergency or accident.

We also provide DNA testing services for agricultural applications, primarily in selective trait breeding. We provide agricultural susceptibility testing to enable farmers to breed sheep resistant to scrapie, a fatal, degenerative disease that affects the nervous systems of sheep and goats. We also provide genetic marker analysis in animals that can be used to confirm relationships.

We have operations in the United States, or the US, and in the United Kingdom, or the UK, and the majority of our current customers are based in these two countries. We provide our DNA testing services to various government agencies, private individuals and commercial companies. During the years ended December 31, 2010, 2009, and 2008, we recorded total revenues of $63.7 million, $59.1 million and $57.6 million, respectively, of which $23.7 million, $29.6 million and $31.2 million, respectively, were from our US operations. We recorded international revenues, primarily in the UK, of $40.0 million, $29.5 million and $26.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. One customer accounted for approximately 25% of our total revenues in 2010. No single customer accounted for more than 10% of our revenues in 2009 or 2008.

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

DNA testing may also be used in paternity and other family relationship testing. Since DNA markers are inherited, the profile of a child can be compared with that of the alleged father to confirm or exclude him as the child’s biological father. Similarly, DNA markers can prove family relationships for several other purposes including individuals immigrating to a country or for children being adopted. Individuals and employers also use DNA testing to establish and store a person’s genetic identity for future reference in the event of an emergency or accident.

SNPs

The second form of variability in DNA involves a change in a SNP, which is the most common form of genetic variation. We use SNPs to determine commercially desirable qualities, such as disease resistance, in animals. Analyzing SNPs in animals can provide animal breeders with genetic data relating to such characteristics as meat quality and milk production. We also use SNPs for some of our forensic DNA testing services.

Testing Services

In the human identity area, we provide DNA testing services for forensic, family relationship and, to a lesser extent, security applications. In agricultural applications, we provide DNA testing services for selective trait breeding.

Based on our review of publicly available information regarding contract sizes and competitor activity, supplemented by industry publications and third-party market assessment data, we believe we are one of the largest providers of forensic and family relationship testing both in the US and the UK. Based on these same sources, we believe that the US and UK are some of the largest existing markets for DNA testing services today, and the majority of our current customers are based in these countries. We conduct forensic DNA testing primarily for government agencies. We perform family relationship testing services for both government agencies and private individuals. We market security DNA testing services to government agencies, commercial companies and private individuals. We perform agricultural DNA testing services for government agencies and members of the agricultural community. We have two accredited laboratories in the US and two in the UK, which provide all of our DNA testing services. In 2010, we consolidated our four US testing facilities into two laboratories.

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

We intend to continue to evaluate and commercialize new technologies for enhancing our laboratory processes, including instrumentation, automation and new testing methodologies, which we expect will enable us to reduce our costs and improve the quality of our service offerings. All of the reagents and instruments utilized in our services are highly specialized. We currently purchase the majority of reagents and other components for use in our DNA testing services from a single supplier. While comparable reagent kits and instruments are available from multiple suppliers in the event of a supply problem, switching suppliers would require obtaining the approval of certain of our customers and may necessitate changing instruments on which we perform DNA testing services, which could require significant capital investment.

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

In addition to casework testing, we also provide DNA identification profiles of individuals for inclusion in national, state and local criminal DNA databases. In the US, DNA specimens are collected from convicted criminals and certain arrestees and are tested by our laboratory to provide DNA profiles for inclusion in the CODIS database, as well as individual state databases. In the UK, under the UK Police and Criminal Evidence Act, or PACE, DNA specimens are also collected from certain arrestees and are tested by us to provide DNA profiles for inclusion in the NDNAD. DNA evidence from criminal cases with no known suspects may be screened against these databases to help identify a possible suspect.

In the US, as of January 2011, the CODIS database stored the DNA profiles of over 9.2 million convicted offenders and over 356,000 forensic case DNA profiles. To date, more than 130,000 criminal investigations have been aided in the US by matching DNA profiles generated from crime scene evidence against the CODIS database. In the UK, the NDNAD currently stores more than 5.8 million DNA profiles, and through the use of this database, more than 410,000 suspects to crime scene matches have been made since the database’s inception in 1995. We anticipate volume growth in CODIS and a relatively stable market for NDNAD work based on legislation in both the US and the UK. In the US, there have been a number of contracts awarded by states to address the backlog of cases with no known suspect for screening against the CODIS database. At this time, 49 states have passed legislation requiring DNA profiling of felons and 24 states have passed legislation requiring DNA profiling of arrestees. DNA testing is starting to be used in the US for non-violent crimes like burglary and auto theft, while the UK already has had considerable success using DNA evidence to solve these types of property crimes.

Our forensic testing services are performed in our accredited facilities located in Dallas, Texas, Abingdon, UK and Chorley, UK. In January 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility, which we completed in the quarter ended September 30, 2010. Our operating costs have been favorably impacted by the consolidation of our testing facilities.

Our forensic testing facility in the US is accredited by the American Society of Crime Lab Directors/Laboratory Accreditation Board, or ASCLD/LAB, and the National Forensic Science Testing Center, or NFSTC. All of our forensic testing facilities also maintain ISO 17025 Forensic Quality Services, or FQS-I, accreditation and our UK forensic testing laboratory also maintains ISO 9001:2000 accreditation.

The value of DNA testing in solving crimes is increasingly being recognized and we anticipate that federal and state governments in the US will allocate greater resources to support wider use of DNA testing. This was evidenced by the US legislation known as “The Justice for All Act of 2004,” encompassed in the US DNA

Testing Initiative, in which the federal government allocated more than $1 billion over fiscal years 2005 to 2009 towards reducing the backlog of forensic testing that currently exists in the US criminal justice system. New federal and state legislation currently is being considered to reduce the national rape kit backlog and clear thousands of existing rape kits in police and government crime lab storage facilities. Although no statistical database exists for the exact number of untested rape kits held in evidence backlog in the US, some estimates of the backlog put the number between 180,000 and 400,000 kits. Additional federal legislation in the US was passed that allows for a significant expansion of forensic DNA testing of arrestees and includes provisions for DNA testing of illegal immigrants. Through a process directed by the National Institute of Justice, or NIJ, states may apply for federal funds to assist in testing the enormous backlog of untested cases with no known suspect. Portions of the funds awarded to the states are designated for outsourcing to private sector laboratories. Contracts are awarded through the NIJ or by the states receiving the federal funds under competitive procurement. Such contracts are awarded based on a matrix of criteria including price, experience, capacity and quality, and are usually for a term of one to three years with options to extend under certain circumstances. Virtually all contracts require ASCLD/LAB, ISO 17025 FQS-I or NFSTC accreditation.

We provide a full range of forensic DNA testing services to UK police forces, from the routine analysis of DNA samples for submission to the NDNAD to the analysis of evidence for the most serious crimes. This testing is provided through our UK facilities. UK government funding for DNA analysis increased significantly in past years through its DNA Expansion Plan and we believe that the UK government and police forces will continue to support the use of DNA testing in forensic cases. In 2008, the UK established the National Procurement Plan, a formalized bidding process under which police forces collectively tender their forensic work for bid.

Prior to 2009, a significant portion of our UK forensics revenues were derived through a subcontracting agreement with a provider of analytical and diagnostic services. In 2007, UK police forces commenced soliciting competitive bids for all forensic testing services in a series of regional tenders. In February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of this award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under PACE for multiple police forces that collectively tendered their work. In August 2010, such contracts were extended for a two-year term ending in 2013. In October 2010, we commenced work for five UK police forces in the East Midlands region under three-year contracts awarded under the National Forensic Procurement Project. Under the terms of this award, we are conducting DNA analysis of crime scene samples for submission to the NDNAD. We believe that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from acting as a subcontractor to directly providing these services to government agencies and police forces in the UK.

In December 2010, the UK government determined to wind down operations at the Forensic Science Service, or FSS, one of our competitors for forensic work in the UK. FSS, formerly part of the U.K. Home Office and once the sole provider of services to UK Police forces, became a GovCo, a non-public company solely owned by the government, in 2005. FSS currently holds the largest share of the U.K. forensic testing market. This development is significant to our UK forensics business and we are focused on providing services to a larger segment of UK police forces.

Each of our forensic DNA testing facilities has broad capabilities in handling the complex evidence samples related to casework. Further, we have developed, and continue to develop, processes and procedures designed to allow us to handle larger testing volumes to the extent required under specific contracts, or in response to the expanding government initiatives to reduce the backlog of no-suspect cases. We have continued to expand our service offerings in forensic testing with new technology or novel approaches for special cases, new services to help solve non-violent crimes and our DNA Express Service, which provides accelerated testing services at a premium price in the US market. Specialty testing services include Y chromosome STR analysis, which is important in sexual assault analysis, as well as mitochondrial DNA testing and SNP based testing, both of which are beneficial in analyzing very small or extremely degraded DNA samples. We believe that DNA testing of non-violent or property crime evidence is a growth area for our forensics business. Recent studies in the US have shown that the DNA testing of property crime evidence is twice as effective as fingerprinting when both types of evidence are available and DNA testing of property crimes can reduce annual property crime rates.

Family Relationship DNA Testing Services

Family relationship DNA testing is used to establish that two or more people are genetically related, and is most often used to determine a biological father of a particular child in a paternity case. It can also be used to confirm a genetic relationship for purposes of immigration, adoption, estate settlement, genealogy, ancestry and storing genetic profiles. We offer paternity DNA testing services to both governmental agencies and private customers. Laboratory testing is done in our accredited laboratories located in Dayton, Ohio and Abingdon, UK. In October 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility which we completed during the quarter ended March 31, 2010. Our operating costs have been favorably impacted by the consolidation of our testing facilities.

Government paternity testing

The government paternity testing market in the US and UK, which comprises the majority of our paternity testing services, involves tests ordered by state or county governmental agencies commonly referred to as Child Support Enforcement Agencies, or CSEAs. In the US, CSEAs are required by law to identify the biological father of a child if the child is born out of wedlock, or in the case of divorce, if a presumptive father files a successful motion to have biological paternity questioned. In the US, effective October 1, 2006, the federal government decreased its reimbursement percentage of the costs of paternity testing incurred by CSEAs from 90% to 66%, which has caused us to experience severe pricing pressure in our government funded paternity services. The federal government reimburses the CSEAs, provided they abide by certain federal regulations. These regulations, which have aided the expansion of the market, provide incentives to the CSEAs to increase effectiveness and efficiency in their paternity establishment measures. We provide services to our government paternity clients under contracts which typically have a term of one to three years and are awarded in a competitive bidding process. The contract bidding process is highly competitive and the criteria used to determine the awards vary. Typically, specifications are issued in the form of a RFP or ITB and vendors respond with a sealed bid by a specified date. In some cases, contracts are awarded solely on the basis of price, while in other cases, a scoring matrix to achieve the desired mix of price, quality and service is used. In the UK, there is only one child support agency, administered by the Department for Work and Pensions, which is responsible for helping to identify the biological father of a child. We were selected in a competitive bidding process as the exclusive provider of paternity testing services to this agency in 2009 and this contract has been extended through December 2013.

Private paternity testing

Private paternity testing is relationship DNA testing marketed and provided to private individuals. Our private paternity DNA testing services are provided in the US and UK to members of the public and legal and healthcare professionals. In addition to offering services directly to individuals, we have relationships with firms and individuals acting as our marketing agents in the US. We typically supply products and materials to these marketing agents and, in return, the agent agrees to exclusively utilize our services for their customers seeking private paternity testing.

Immigration and Other DNA Testing Setvices

We also provide testing services to private individuals wishing to immigrate to the US, Canada or the UK, as well as to certain foreign government immigration agencies. This testing is done to verify claimed family relationships for visa applications. We provide this testing under contract or from an approved vendor list.

Our other DNA testing services include testing which is designed to help identify workers on high-risk assignments in the event of an emergency or accident, to confirm Native American genetic lineage for tribal enrollment and DNA profiling to allow individuals to preserve their genetic history.

Through our facility in the UK, we conduct genotyping services under the UK government’s project to help British farmers breed sheep with reduced susceptibility to the animal disease scrapie. The project has been part of the National Scrapie Plan, or NSP, for the UK developed by the Department for Environment, Food and Rural Affairs, or DEFRA, in conjunction with the Agriculture and Rural Affairs Departments in Scotland and Wales. Our current agreement with DEFRA expires in September 2011. DEFRA will continue to have a requirement for scrapie genotyping for monitoring purposes but we anticipate that it will be at a much reduced volume and it is uncertain that we will be awarded a new contract for such testing. Therefore we expect our future agricultural testing services revenues will not be significant to our operating results.

Intellectual Property

We currently own, or have exclusive licenses to a number of US issued patents and foreign issued patents. Of our existing patent portfolio, approximately one-half primarily relates to microfluidic technology. The microfluidic technology patents do not relate to our current business of DNA testing services. The remainder of our patent portfolio includes methods to identify and utilize SNPs. We have sought and intend to continue to seek patent protection for certain uses of SNPs in the genetic testing field. In cases where novel uses of SNPs have already been patented by a third party, we may need to obtain a license for the use of this technology to make use of or sell services or products using such technology. As of December 31, 2010, the majority of patents that we own or exclusively license have approximately four years remaining before they expire.

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

Employees

As of December 31, 2010, we had 530 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that we maintain good relationships with our employees. Our success will depend in part on our ability to attract and retain skilled and experienced employees, including our ability to recruit an adequate number of trained DNA analysts.

Competition

In each of our markets, we compete with other companies offering services that are similar to those that we offer. In addition, in the US, government laboratories also provide forensic DNA testing services for their jurisdictions, which is a significant share of the testing done in the US. Some of our competitors have greater financial, operational, sales and marketing resources and more experience in research and development and commercialization than we have. Other competitors have been acquired during the last 18 months and may have additional resources through such acquisitions. Moreover, some competitors may have greater name recognition than we do, and may offer discounts on their services or products as a competitive tactic.

In the field of forensic DNA testing, our competitors include the following entities: The Bode Technology Group, Sorenson Genomics and Laboratory Corporation of America in the US, along with FSS, LGC Ltd. and Key Forensics in the UK. Our competitors in the field of family relationship testing include the following entities: Laboratory Corporation of America, DNA Diagnostics, Sorenson Genomics and Paternity Testing Corporation in the US, along with Crucial Genetics, Anglia DNA, LGC, Forensic Science Service, DadCheck, DNA Bioscience, The Paternity Company, DNA Now and DNA Diagnostics in the UK.

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

We currently derive almost all of our revenues from forensic and family relationship testing. These services are heavily dependent upon contracts with various governmental agencies, which are typically open to bids and usually have a term from one to three years. The process and criteria for these awards are typically complex and highly competitive, particularly with respect to the price of the services offered. Bid awards also are subject to protests which can be expensive to prosecute or defend and which may delay the awarding of a contract. Although we have not previously been debarred or disqualified for breach or non-performance of any contract, if such debarment or disqualification were to occur, we may not be awarded future government contracts. For example, we expect the police forces in the UK to continue to solicit tenders for forensic services through the UK’s National Procurement Plan. If we are unable to successfully bid on a significant portion of this work, our UK revenues and results of operations could be adversely affected. We may not be able to maintain any of our existing governmental contracts or be the successful bidder on any additional governmental contracts which may become available in the future, or we may not be able to negotiate terms acceptable to us in connection with any governmental contract awarded to us, which could adversely affect our results of operations and financial condition.

The markets in which we participate are very competitive and price sensitive, and if we do not compete effectively, our operating results may be harmed.

The markets for DNA testing services in the US and the UK are very competitive and we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or our failure to increase market share. In each of our markets, we compete with other companies offering services that are similar to those that we offer. In both the US and the UK, we have experienced lower average selling prices per sample as a result of significant price competition. In addition, in the US, government laboratories also provide forensic DNA testing services for their jurisdictions, which is a significant portion of all forensic DNA testing done in the US. Some of our competitors have greater financial, operational, sales and marketing resources and more experience in research and development and commercialization than us. Other competitors have been acquired during the last 18 months and may have additional resources through such acquisitions. Moreover, some competitors may have greater name recognition than us, and may offer discounts on their services or products as a competitive tactic.

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

Our reliance on a small number of customers for a large portion of our revenue could harm our business and prospects if work from those customers is delayed or terminated.

During fiscal 2010, our business was dependent on sales to a small number of customers. One customer accounted for approximately 25% of our total revenues. We cannot provide any assurance that this customer will increase or maintain its level of demand for the Company’s services or seek price concessions. A significant number of the Company’s contracts may be terminated at the customer’s discretion. The termination of our relationship with a significant customer or the reduction in business by such customer would substantially reduce our revenues, and our business may be harmed.

If government funding is not available to reduce the rape kit backlog or if this work is not outsourced to private laboratories, our business may be adversely affected.

A significant portion of our North American forensic revenue in 2010 was derived from contracts with various law enforcement and governmental agencies for the provision of DNA testing services related to rape kits held in evidence backlog. If government funding is not made available to reduce the rape kit backlog or if such rape kits are not outsourced to private laboratories such as us, our results of operations and financial condition may be adversely affected.

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

We expect the police forces in the UK to continue to solicit tenders for forensics services through the UK’s National Procurement Plan, a formalized bidding process implemented in 2008. Although we were awarded a significant portion of the service packages we bid on in the North West/South West and Wales regional tender and were awarded contracts under the East Midlands tender, we cannot guarantee that we will win a significant portion of the service packages under the National Procurement Plan. If we are unsuccessful in securing a sufficient number of service packages under the National Procurement Plan, our results of operations and financial condition would be materially adversely affected.

If we fail to provide adequate service levels to police forces under the UK National Procurement Plan, we may be required to issue service credits which would reduce the amounts payable for our services and adversely affect our business.

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

DNA testing work awarded to us in the UK may be subject to the hiring or compensatory obligations under the UK’s Transfer of Undertakings (Protection of Employment), or TUPE, regulations. TUPE is the UK employment legislation that governs the transfer of employment obligations from one party to another. If we are unable to properly anticipate the amount of TUPE-related expenses, we may not realize the benefits of a DNA testing contract awarded to us. If we are obligated to pay a significant amount of TUPE-related expenses in connection with any award or in connection with the winding down of the FSS, our results of operations financial condition could be adversely affected.

International sales are subject to increased costs and other risks, which could affect our revenues.

Our business includes international sales which are subject to certain inherent risks, including difficulties in collecting accounts receivable, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, currency fluctuations as they impact reported results, changes in regulatory requirements and difficulties in enforcement of contractual obligations and intellectual property rights. During 2010, we derived approximately 63% of our revenues from international sales. The significant percentage of our revenue derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate. For the year ended December 31, 2010, as compared to 2009, our UK revenues were unfavorably impacted approximately 2% as a result of the exchange rate movement of the British pound as compared to the US dollar, and future material adverse exchange rate movements would have an additional unfavorable translation impact on our consolidated financial results.

If general economic trends continue to decline, trends in government spending and, therefore, demand for DNA testing services may change and reduce demand for our services, which would have a materially negative impact on our business.

A majority of our revenue is derived from contracts with various law enforcement and governmental agencies for the provision of DNA-based testing services. Many national, state and local government entities are currently experiencing severe financial distress due to global economic conditions. Current economic conditions may adversely affect the ability of our government customers to fund their operating budgets. Federal, state and local government spending both in the US and the UK for programs involving services such as ours may be reduced or delayed, now or in the future, due to reducd tax revenues or other spending priorities. During the years ended December 31, 2009 and 2010, some government customers sought price reductions from all vendors and suppliers, including DNA testing providers like us because of budgetary concerns. As a result our government customers may reduce budgets, which could have a negative effect on our revenue, gross margin and operating results. Any adverse impact of economic conditions on us is difficult to predict, but it may result in reductions in demand for our DNA testing services. If events negatively impact the economy, our results of operations may be adversely affected.

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

In recent years, various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the US and foreign governments. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our long-term strategies, and this could have a material adverse effect on the market price of our common stock and our business, results of operations and financial condition.

The change in the method of awarding CODIS contracts has adversely affected our CODIS business.

Prior to 2008, the NIJ administered all federally-funded CODIS awards to the participating states, including the selection of the DNA testing vendor. Starting in 2008, however, the states were given the option to apply for grants from the NIJ and administer the awards directly. Each state would then select the vendor, or vendors, to process their DNA samples, rather than the NIJ making that selection. The number of states issuing CODIS bids decreased significantly since 2008. We believe that backlogs of DNA samples at the state level are increasing and that states will eventually move to administer the awards to private laboratories in order to bring down backlogs. We also believe that excess CODIS capacity has been built-up in the private sector and this may affect pricing in the future. If states do not seek competitive bids for this CODIS work in a timely manner or if we are unsuccessful in securing a sufficient number of CODIS awards at acceptable prices in the future, our results of operations and financial condition would be materially adversely affected.

We recently completed building a new CODIS laboratory at our Dallas, Texas facility, and if we fail to properly manage the testing capacity of this new laboratory, our business may suffer.

As part of the consolidation of our US forensic testing laboratories, we established a new CODIS laboratory in our Dallas, Texas facility. We leased additional space at our Dallas location and made certain capital expenditures to build this new laboratory. If we fail to properly manage the testing capacity of this new CODIS laboratory, our results of operations and financial condition might be adversely affected. In order to manage the testing capacity of this new CODIS laboratory, we must successfully manage additional laboratory personnel for this new facility and increase the number of samples processed in this new facility. If we fail to properly manage the testing capacity of this new laboratory, our business might be adversely affected.

If we fail to comply with industry regulations and accreditations, we may not be able to provide certain services at our laboratories.

All of our laboratory facilities must comply with various industry regulations and accreditation standards in order to continue to provide our paternity testing, forensic casework testing and CODIS testing. For example, our paternity laboratories have obtained accreditation from the AABB in order to provide paternity testing, and our forensic laboratory in the U.S. is accredited by from ASCLD/LAB and NFSTC. In addition, our UK laboratory must maintain ISO 17025 accreditation in order to continue to provide forensic testing services. We cannot assure you that we will be able to maintain our accreditations with any of these authorities as requirements and standards may change from time to time. The loss of our accreditations could adversely affect our existing contracts which, in many cases, require that we maintain these accreditations, and could adversely affect our ability to enter into new contracts. As a result the loss of any such accreditation, our revenues could be eliminated or significantly reduced.

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

We currently have limited sales and marketing resources and we are subject to the possibility that our competitors may recruit our employees. As of December 31, 2010, only one of our key sales and marketing employees had an employment contract with us. We also do not maintain key man life insurance policies for any of our key sales and marketing employees. Our sales and marketing resources are used to market our services to governmental agencies, commercial companies and private individuals. If our limited sales and marketing resources become inadequate, our results of operations and financial condition could be adversely affected.

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

We had an accumulated deficit of $331 million as of December 31, 2010. If we fail to reach profitability and need to raise additional capital to fund our current and future operating plans or obtain such capital on unfavorable terms, then we may have to take further cost-cutting measures.

We have expended significant resources developing our facilities and funding commercialization activities. As a result, we have incurred significant losses to date. We had net losses of $4.5 million, $1.5 million and $4.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. We anticipate that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. If we fail to reach cash flow self sufficiency, however, we may need to raise additional funds through the sale of equity, convertible debt or equity-linked securities and we may have to further review our existing operations to determine new cost cutting measures, such as further consolidation of operational facilities and reductions in staff. We may not be able to raise additional funds or raise funds on terms that are acceptable to us. If financing is not available to us in the future, or is not available on terms acceptable to us, we may not be able to fund our future operating needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

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

We are currently commercializing a limited number of services based on our technologies in DNA testing of humans. These services involve uses of products, software and technologies that require validation for commercial application, and we cannot assure you that we or our customers will be able to recognize a cost-effective, commercial benefit in using our technology. In addition, any assays we develop utilizing SNP analysis technology may not be useful in assisting in food safety testing. Only a limited number of companies have developed or commercialized services based on SNP technology to date. Accordingly, even if we or our customers are successful in developing effective assays utilizing SNP technology for food safety testing, we cannot assure you that these discoveries will lead to commercially successful service offerings. If we fail to successfully develop our SNP technologies or any services based on such technologies, we may not achieve a competitive position in the market.

We may be unable to hire an adequate number of DNA analysts or successfully apply new technology.

Our growth and future operating results will depend, in part, upon our ability to recruit an adequate number of trained DNA analysts both in the US and the UK. Our growth and future operating results will also depend, in part, upon our ability to apply new technologies to automate and improve our DNA testing services to take advantage of new technologies. There can be no assurance that our development efforts will result in any additional commercially viable or successful improvements or efficiencies to our testing processes. Any potential improvements to the testing process may require substantial additional investment and possibly regulatory approvals, prior to implementation. Our inability to recruit trained DNA analysts, attract laboratory personnel for our expanded facilities in Dallas, Texas, and the UK, develop improvements to our testing processes, increase efficiencies, or achieve market acceptance of such improvements could have a material adverse effect on our business, financial condition and results of operations.

Our ability to provide services may be seriously impaired by the occurrence of a natural disaster affecting any one or more of our laboratories.

Should we experience the occurrence of a natural disaster affecting one or more of our laboratories such that we would be unable to continue to provide services out of a particular facility for an extended period of time, and we were not able to scale up operations at our other facilities in order to continue to provide such services, we would be at risk of losing significant contractual revenue from governmental agencies. Many of our governmental agency contracts allow for the agency to terminate the contract early if we become unable to continue to render such services for an extended period of time, usually 90 days or more, for any reason, including the occurrence of a natural disaster. While we have multiple facilities, and may be able to shift operations from one facility to another in the event of a natural disaster, thereby mitigating the effects thereof, we cannot assure you that any such transition will occur or be successful, particularly in light of our recent consolidation of our US facilities.

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

We may be sued for infringing, or may initiate litigation to determine that we are not infringing, on the intellectual property rights of others. Intellectual property litigation is costly, and could adversely affect our results of operations. If we do not prevail in any intellectual property litigation, we might have to pay damages, and we could be required to stop the infringing activity, or be required to obtain a license to or design around the intellectual property in question. If we are unable to obtain a required license on acceptable terms, or are unable to practice non-infringing technologies or processes, we may be unable to sell some of our services, which would result in reduced revenues. We currently are a defendant in two patent litigation matters. Other than the foregoing, we are not aware of any assertions that we are misappropriating the intellectual property rights of others. We cannot assure you that such matters will not result in significant costs to us.

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

As of December 31, 2010, we had $247.6 million and $36.1 million of federal and state net operating loss, or NOL, carryforwards, respectively, available to offset future taxable income. Some of our federal and state NOL carryforwards have begun to expire. Utilization of our NOL carryforwards to offset future taxable income, if any, may be substantially limited due to the “change of ownership” provisions in the Tax Reform Act of 1986, or the Act. The Act provides for a limitation on the annual use of NOL carryforwards and research and development credits following certain ownership changes, as defined by the Act, which could significantly limit our ability to utilize or sell these carryforwards and research and development credits. In 2010, we determined that certain ownerships changes occurred, as defined by the Act, in 1999 and 2001. As a result, only $220.5 million of our NOL is available for use at December 31, 2010. The remaining NOL carryover of $27.1 million will become available for use in various amounts between 2011 and 2019. We may have experienced other ownership changes as a result of past financings that we have yet to determine and may experience others in connection with future financings. Accordingly, our ability to utilize the aforementioned federal NOL carryforwards may be further limited.

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

Four of our principal stockholders (stockholders owning 5% or more of our common stock) beneficially owned approximately 41% of the outstanding shares of common stock at December 31, 2010, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these stockholders could have the effect of delaying or impeding a change in control and could have an adverse effect on the market price of our stock.

In September 2010, we and one of our principal stockholders, Accipiter Capital Management, LLC, or Accipiter executed an agreement in connection with the nomination of candidates for election to our Board of Directors. Pursuant to the agreement, Accipiter nominated Eugene I. Davis and Stefan Loren for election to our Board as Class I directors with three-year terms ending in 2013. Mr. Davis and Dr. Loren were both elected as Class I directors at our 2010 annual meeting of stockholders, which was held on November 9, 2010.

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

The market prices for securities of companies quoted on The NASDAQ Stock Market, or NASDAQ, including our market price, have in the past been, and are likely to continue in the future to be, very volatile. Between January 1, 2009 and December 31, 2010, the sales price of our common stock ranged from a low of $0.46 to a high of $2.19. The market price of our common stock has been, and likely will continue to be, subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

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

Pursuant to NASDAQ Marketplace Rule 5810, we are required to have a minimum bid price of at least $1.00. The closing price of our common stock was below $1.00 per share from November 20, 2008 through April 29, 2009. The closing price of our common stock has remained above $1.00 per share since May 5, 2009 and we currently are in compliance with this listing requirement. On March 11, 2011, the closing price of our common stock was $2.00.

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

Our revenues and results of operations have fluctuated significantly in the past and these fluctuations are likely to continue in the future due to a variety of factors, many of which are outside of our control. These factors include:

•	the timing of US federal funding for forensic DNA testing through the NIJ and that of state agencies;

•	our ability to secure new contractual relationships for forensic, family relationship and agricultural testing or retain existing relationships upon contract expirations;

•	the success of the consolidation of our US operations;

•	the volume and timing of testing samples received in our laboratories for testing services;

•	the number of trained DNA analysts which are available to process the samples for testing services;

•	the number, timing and significance of new services introduced by our competitors;

•	our ability to develop, market and introduce new services on a timely basis;

•	our ability to maintain and grow the volume of forensic testing services in the UK through directly providing our services to UK police forces and winning awards under the National Procurement Plan;

•	changes in the cost, quality and availability of intellectual property and components required to perform our services; and

•	availability of commercial and government funding to researchers who use our services.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

We lease an approximately 11,000 square foot facility in Princeton, New Jersey, which serves as our corporate headquarters. We lease an approximately 26,000 square foot facility in Dallas, Texas and an approximately 17,000 square foot facility in Dayton, Ohio. We also lease an approximately 2,400 square foot facility in New Westminster, British Columbia. In addition, we lease a total of approximately 48,000 square feet in two UK locations, Abingdon, which houses our UK headquarters and laboratories, and Chorley, our satellite facility that we set up to help service the work we were awarded under North West/South West and Wales regional tender. We currently believe our facilities will be sufficient to serve our near term capacity needs.

Item 3. LEGAL PROCEEDINGS

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming us as a defendant, along with certain of our former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing our stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the our May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. On or about July 15, 2002, we filed a motion to dismiss all of the claims against us and our former officers. On October 9, 2002, the Court dismissed without prejudice only our former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for our entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, we received notice of the Court’s decision to dismiss the Section 10(b) claims against us. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took the motion for final approval under advisement. On October 5, 2009, the Court granted the plaintiffs’ motion for an order of final approval of the settlement, plan of allocation and certification of the class. Such settlement does not require any payment by us to the plaintiffs. The defendant issuers’ share of the settlement amount is funded by the insurers. Notices of appeal have been filed by six groups of appellants. None of the notices state the basis for appeal.

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

Item 4. [REMOVED AND RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “ORCH.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by NASDAQ:

	Common Stock
	High	Low
2010:
First Quarter	$1.95	$1.42
Second Quarter	2.19	1.54
Third Quarter	1.72	1.35
Fourth Quarter	2.14	1.35
2009:
First Quarter	$.75	$.46
Second Quarter	1.73	.58
Third Quarter	2.20	1.40
Fourth Quarter	1.88	1.41

On March 11, 2011, the closing sale price of our common stock was $2.00.

Stockholders

As of March 11, 2011, there were 349 stockholders of record.

Dividends

We have not paid dividends to our common stockholders since our inception and do not plan to pay cash dividends in the foreseeable future, as we currently intend to retain earnings, if any, to finance our growth.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2010. The selected financial data for each of the five years in the period ended December 31, 2010 have been derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008, and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with such consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Year ended December 31
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated statements of operations data:
Total revenues	$63,721	$59,062	$57,595	$60,303	$56,854
Operating expenses:
Cost of service revenues	41,823	38,549	40,287	40,230	39,705
Research and development	1,496	834	846	1,045	1,228
Marketing and sales	5,767	4,905	5,860	6,021	6,766
General and administrative	14,337	14,497	16,076	15,385	18,980
Restructuring	1,725	161	—	(75)	437
Amortization of intangible assets	1,849	1,860	1,895	1,806	1,765

Total operating expenses	66,997	60,806	64,964	64,412	68,881

Operating loss	(3,276)	(1,744)	(7,369)	(4,109)	(12,027)
Total other income (expense), net	189	167	1,180	1,162	899

Loss before income taxes	(3,087)	(1,577)	(6,189)	(2,947)	(11,128)
Income tax benefit (expense)	(1,435)	35	1,708	(20)	(143)

Net loss	$(4,522)	$(1,542)	$(4,481)	$(2,967)	$(11,271)

Basic and diluted net loss per share allocable to common stockholders	$(0.15)	$(0.05)	$(0.15)	$(0.10)	$(0.45)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	29,935	29,935	29,935	29,583	24,892

	December 31
	2010	2009	2008	2007	2006
Consolidated balance sheet data:
Cash, cash equivalents and available-for- sale securities	$19,821	$18,125	$14,998	$20,918	$24,144
Working capital	22,157	25,161	21,466	25,455	29,973
Total assets	52,513	52,842	50,649	62,129	60,616
Long-term debt, less current portion	—	—	—	337	—
Total stockholders’ equity	41,803	45,649	44,368	52,433	50,906

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010 and for the years ended December 31, 2010, 2009 and 2008 should be read in conjunction with our consolidated financial statements and related notes thereto and the selected financial data included elsewhere in this Annual Report on Form 10-K.

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

Our operations in the UK accounted for 63%, 50% and 46% of our total revenues for the years ended December 31, 2010, 2009 and 2008. Prior to 2009, a significant portion of our UK forensics revenues were derived through a subcontracting agreement with a provider of analytical and diagnostic services. In 2007, UK police forces commenced soliciting competitive bids for all forensic testing services in a series of regional tenders. In February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK’s Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. In August 2010, such contracts were extended for a two-year term ending in 2013. In October 2010, we commenced work for five UK police forces in the East Midlands region under three-year contracts awarded under the National Forensic Procurement Project. Under the terms of the award, we are conducting DNA analysis of crime scene samples for submission to the UK’s National DNA Database. We believe that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from acting as a subcontractor to directly providing these services to government agencies and police forces in the UK.

Our operations in the US accounted for 37%, 50% and 54% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. We continue to experience price competition in our forensics and paternity testing businesses. We are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. For instance, in our forensics business we have reduced our sample processing time and decreased the number of CODIS samples that need to be retested. In October 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility, which we completed during the quarter ended March 31, 2010. In January 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility, which we completed in the quarter ended September 30, 2010. We achieved these consolidations within the time frames and range of costs previously disclosed and our operating costs have been favorably impacted by the consolidation of these testing facilities. We currently are focused on achieving continued operational efficiencies, cost reductions and increased scalability from these consolidations.

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

Overall, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, total revenues increased approximately 8% while gross margin, as percentage of service revenues, remained at approximately 34% for both years ended. For the year ended December 31, 2010, as compared to 2009, our UK revenues were unfavorably impacted by approximately 2% as a result of the exchange rate movement of the British pound as compared to the US dollar. Excluding the adverse effect of exchange rate movements, in local currency terms we experienced an increase in revenue of 37%, primarily due to increases in forensics, paternity and immigration testing services, partially offset by continued decreases in agriculture revenues. We experienced revenue increases in our UK forensic, paternity and immigration testing services and in our US CODIS and individual state database testing services. The significant increase in revenues in our US CODIS testing services was offset by a significant decrease in revenues in our forensic casework business and, to a lesser extent, a decrease in our paternity testing business. Gross margin, as a percentage of service revenues, for the year ended December 31, 2010 as compared to 2009 remained relatively constant, primarily a result of higher forensic volume in our UK operations, offset by lower volume and price decreases in our US-based testing services. Cost of service revenues increased due to higher personnel costs and lab supplies as a result of the increased volume in our UK operations, partially offset by decreased costs in the US. For the year ended December 31, 2010, our operating expenses, other than cost of service revenues, increased by approximately 13% as compared to the year ended December 31, 2009, as a result of restructuring expenses, as well as increased research and development and sales and marketing expenses, partially offset by decreased general and administrative expenses.

RESULTS OF OPERATIONS

Years ended December 31, 2010 and 2009

The following table sets forth a year-over-year comparison of the components of our net loss for the years ended December 31, 2010 and 2009:

	2010	2009	$ Change	% Change
	(In thousands)
Total revenues	$63,721	$59,062	$4,659	8%
Cost of service revenues	41,823	38,549	3,274	8
Research and development	1,496	834	662	79
Marketing and sales	5,767	4,905	862	18
General and administrative	14,337	14,497	(160)	(1)
Restructuring expense	1,725	161	1,564	>100
Amortization of intangible assets	1,849	1,860	(11)	(1)
Total other income, net	189	167	22	13
Income tax benefit (expense)	(1,435)	35	(1,470)	>(100)
Net loss	(4,521)	(1,542)	(2,979)	>100

Revenues

Total revenues for the year ended December 31, 2010 of $63.7 million represented an increase of approximately $4.7 million, or approximately 8%, as compared to revenues of $59.1 million for 2009.

Revenues from our UK-based testing services of $40.0 million for the year ended December 31, 2010 increased by $10.5 million, or approximately 35%, compared to $29.5 million to the comparable period in 2009. For the year ended December 31, 2010, as compared to the comparable period in 2009, our UK revenues were unfavorably impacted by approximately 2% as a result of the exchange rate movement of the British pound as compared to the US dollar. Our UK-based revenue increase was primarily driven by a significant increase in forensics revenues, as work awarded under the North West/South West and Wales’s regional tender and other government work has replaced and surpassed revenues previously generated under our expired subcontracting agreement. One UK government customer accounted for approximately 25% of our total revenues in 2010. We also experienced revenue increases in paternity and immigration testing services for the year ended December 31, 2010, as compared to the comparable period in 2009.

Prior to 2009, a significant portion of our UK forensics revenues were derived through a subcontracting agreement with a provider of analytical and diagnostic services. In 2007, UK police forces commenced soliciting competitive bids for all forensic testing services in a series of regional tenders. In February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of this award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under PACE for multiple police forces that collectively tendered their work. In August 2010, such contracts were extended for a two-year term ending in 2013. In October 2010, we commenced work for five UK police forces in the East Midlands region under three-year contracts awarded under the National Forensic Procurement Project. Under the terms of this award, we are conducting DNA analysis of crime scene samples for submission to the National DNA Database. We believe that the actions we have taken to date have enabled us to successfully transition from our prior reliance on revenues derived from acting as a subcontractor to directly providing these services to government agencies and police forces in the UK.

Our US service revenues for the year ended December 31, 2010 of $23.7 million decreased by $4.9 million, or approximately 17%, compared to $28.6 million for the comparable period in 2009, primarily as a result of a decrease in forensics casework and paternity testing services due, in part, to budgetary constraints at the state and local levels. This decrease was partially offset by an increase in our US CODIS and individual state database testing services.

During the years ended December 31, 2010 and 2009, we recognized $27 thousand and $985 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues was $41.8 million, or approximately 66% of service revenues, for the year ended December 31, 2010, compared to $38.5 million, or approximately 66% of service revenues, for the year ended December 31, 2009. For the year ended December 31, 2010, as compared to the comparable period in 2009, our UK cost of service revenues were favorably impacted by approximately 2% as a result of the exchange rate movement of the British pound as compared to the US dollar. Cost of service revenues for the year ended December 31, 2010, as compared to the comparable period in 2009, increased due to higher personnel and lab supplies as a result of increased volume in our UK operations, partially offset by decreased costs in the US as a result of lower volume. Our gross margin percentage remained constant, primarily as a result of higher volume in our UK operations, offset by price and volume decreases in our US-based testing services. In the quarter ended March 31, 2010, we completed the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility. In the quarter ended September 30, 2010, we completed the consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility. Our operating costs have been favorably impacted by the consolidation of these testing facilities. We currently are focused on achieving continued operational efficiencies, cost reductions and increased scalability from these consolidations.

Research and Development

Research and development expenses for the year ended December 31, 2010 were $1.5 million, an increase of $662 thousand, as compared to $834 thousand during 2009. This increase in research and development expenses was primarily due to the costs associated with the establishment of a CODIS laboratory at our Dallas, Texas testing facility.

Marketing and Sales

Marketing and sales expenses for the year ended December 31, 2010 were $5.8 million, an increase of $862 thousand as compared to $4.9 million during the prior year. This increase in marketing and sales expenses was primarily due to increased program costs in the US.

General and Administrative

General and administrative expenses for the year ended December 31, 2010 were $14.3 million, a decrease of $162 thousand as compared to $14.5 million during 2009. The decrease in general and administrative expenses is primarily due to decreased legal and professional fees, partially offset by increased employee benefit program expenses.

Restructuring

During the year ended December 31, 2010, we recognized $1.7 million in restructuring expenses related to the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility and the consolidation of our Nashville CODIS testing operation into our Dallas, Texas facility, an increase of $1.6 million as compared to $161 thousand during 2009. We announced the planned East Lansing consolidation in October 2009 and completed this consolidation during the quarter ended March 31, 2010. We announced the planned Nashville consolidation in January 2010, and completed this consolidation during the quarter ended September 30, 2010. The expenses in 2010 relate primarily to employee severance costs and facility closure costs.

In connection with these consolidations, we expect to incur aggregate restructuring charges and cash expenditures of $1.8 million to $2.3 million, the majority of which already have been incurred. We achieved these consolidations within the time frames and range of costs previously disclosed. Such charges and expenditures include: severance and retention bonuses for employees in the range of $990 thousand to $1.2 million; relocation in the range of $135 thousand to $185 thousand; recruiting and training costs in connection with the transfer of work of approximately $100 thousand; lease termination costs in the range of $200 thousand to $300 thousand; and equipment relocation and reinstallation costs in the range of $375 thousand to $485 thousand.

A summary of the restructuring activity in 2010 is as follows (in thousands):

Total
Restructuring liability as of December 31, 2009	$142
Charge recorded in the year ended December 31, 2010	1,725
Cash payments in the year ended December 31, 2010	(1,577)

Restructuring liability as of December 31, 2010	$290

Amortization of Intangible Assets

During the years ended December 31, 2010 and 2009, we recorded amortization of intangible assets of $1.8 million and $1.9 million, respectively.

Income Tax Expense

During the year ended December 31, 2010, we recognized a current foreign tax expense of $1.3 million and deferred foreign tax expense of $222 thousand, primarily for our profitable business in the UK and we recognized $257 thousand in federal and state deferred taxes. In addition, we recorded a tax benefit of $39 thousand relating to the recovery of Federal Research Credits and $282 thousand associated with the sale of some of our state net operating loss, or NOL, carryforwards. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely than such tax benefit would be realized.

During the year ended December 31, 2009, we recorded an income tax benefit of $35 thousand. In addition, we recognized a current foreign tax expense of $168 thousand. Included in the expense is a current benefit of $192 thousand relating to certain allowances and deductions taken on our tax returns.

Net Loss

For the year ended December 31, 2010, we reported a net loss of $4.5 million, which represented an increase of more than 100% as compared to a net loss of $1.5 million for the year ended December 31, 2009.

Years ended December 31, 2009 and 2008

The following table sets forth a year-over-year comparison of the components of our net loss for the years ended December 31, 2009 and 2008:

	2009	2008	$ Change	% Change
	(In thousands)
Total revenues	$59,062	$57,595	$1,467	3%
Cost of service revenues	38,549	40,287	(1,738)	(4)
Research and development	834	846	(12)	(1)
Marketing and sales	4,905	5,860	(955)	(16)
General and administrative	14,497	16,076	(1,579)	(10)
Restructuring expense	161	—	161	100
Amortization of intangible assets	1,860	1,895	(35)	(2)
Total other income, net	167	1,180	(1,013)	(86)
Income tax benefit (expense)	35	1,708	(1,673)	(98)
Net loss	(1,542)	(4,481)	2,939	66

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

Revenues from our UK-based testing services increased by $3.2 million, or approximately 12%, to $29.5 million for the year ended December 31, 2009, as compared to $26.4 million for 2008. For the year ended December 31, 2009, as compared to 2008, our UK revenues were unfavorably impacted by approximately 15% as a result of the exchange rate movement of the British pound as compared to the US dollar. Despite the adverse effect of exchange rate movements, our UK-based revenue increase was driven by an increase in forensics revenues, as work awarded under the North West/South West and Wales’s regional tender and other work has replaced and surpassed revenues previously generated under our subcontracting agreement.

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

General and Administrative

General and administrative expenses for the year ended December 31, 2009 were $14.5 million, a decrease of $1.6 million as compared to $16.1 million during 2008. The decrease in general and administrative expenses is primarily due to decreased professional fees, including non-recurring legal fees related to a sizable state paternity contract that was awarded to us and protested by a competitor in 2008 and the impact of the exchange rate movement of the British pound as compared to the US dollar.

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

A summary of the restructuring activity in 2009 is as follows (in thousands):

Total
Restructuring liability as of December 31, 2008	$—
Charge recorded in the year ended December 31, 2009	142
Cash payments in the year ended December 31, 2009	—

Restructuring liability as of December 31, 2009	$142

On January 14, 2010 we announced the consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility. We expect to complete this consolidation by August 31, 2010. We currently expect to incur restructuring charges and cash expenditures in connection with this consolidation of $1.0 million to $1.3 million in the aggregate, which includes: severance and retention bonuses for employees in the range of $540 thousand to $680 thousand; relocation costs for employees relocating from the Nashville facility in the range of $85 thousand to $110 thousand; recruiting and training costs in our Dallas facility in connection with the transfer of work from the Nashville facility of approximately $50 thousand; lease termination costs in the range of $50 thousand to $100 thousand and equipment relocation and reinstallation costs in the range of $300 thousand to $360 thousand. A substantial portion of these charges are expected to be reported in the second, third and fourth quarters of 2010. We currently expect to offset these restructuring charges and expenditures through annual cost savings of approximately $1.4 million from operational efficiencies, plant and equipment cost reductions and increased scalability.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had $19.8 million in cash, cash equivalents and available-for-sale securities as compared to $18.1 million as of December 31, 2009. Working capital decreased to $22.2 million at December 31, 2010 from $25.2 million at December 31, 2009. This decrease in working capital was primarily a result of the increase in our net loss, as well as an increase in accounts payable and accrued expenses during 2010. As of December 31, 2010, we had no short or long-term debt obligations

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a year-over-year comparison of the components of our liquidity and capital resources for the years ended December 31, 2010 and 2009:

	(In thousands)		$ Change	% Change
	2010	2009
Cash provided by (used in):
Operating activities	$4,862	$3,639	$1,223	34%
Investing activities	(6,314)	(10,420)	4,106	(39)
Financing activities	—	(338)	338	(100)

Net cash provided by operations for the year ended December 31, 2010 was $4.9 million, compared with net cash provided by operations of approximately $3.6 million for the prior year. The change in operating cash flows was mainly a result of a decrease in our accounts receivable and an increase in our accrued expenses and accounts payable for the year ended December 31, 2010 as compared to 2009. Investing activities during the year ended December 31, 2010 of $6.3 million primarily consisted of $9.2 million for the purchase of available for sale securities, as well as $2.9 million in capital expenditures, as compared to investing activities during the year ended December 31, 2009 of $10.4 million, which primarily consisted of $9.6 million for the purchase of available for sale securities, and $793 thousand in capital expenditures. There were no financing activities during the year ended December 31, 2010. Financing activities during the year ended December 31, 2009 primarily consisted of repayment of debt obligations of $338 thousand.

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

Expected Uses of Liquidity in 2011

Throughout 2011, we plan to continue making investments in our business. We expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples, facility expenses, marketing expenses and general and administrative costs. Actual expenditures may vary substantially from our estimates. We expect to make capital expenditures related to the expansion of our UK facilities in Abingdon and Chorley. In addition, we may make additional investments in future acquisitions of businesses or technologies which would increase our capital expenditures.

We believe that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. We may need to raise additional capital through debt, equity or equity-linked financing to fund future growth opportunities or to operate our ongoing business activities if our future results of operations fall below our expectations. However, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.

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

Contractual Obligations and Commercial Commitments

We maintained multiple contractual commitments as of December 31, 2010 which will support our future business operations. Such commitments relate to non-cancelable operating lease arrangements, debt obligations and a lease guarantee. We have identified and quantified the most significant of these commitments in the following table.

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual obligations:
Operating lease obligations (1)	$4,954	$1,593	$1,878	$988	$495

Total contractual obligations	$4,954	$1,593	$1,878	$988	$495

(1)	Such amounts represent future minimum rental commitments for office space and equipment leased under noncancelable operating lease arrangements.

Off-Balance Sheet Arrangements

None.

Sale of and Limitation on the Use of Our NOL Carryforwards

We sold certain NOL carryforwards in accordance with the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program, or the Program. During 2010 and 2008, we completed the sale of $15.4 million and $21.3 million, respectively, of New Jersey NOL carryforwards. We generated tax benefits of $282 thousand and $749 thousand for 2010 and 2008, respectively. We were not eligible for this program in 2009.

As of December 31, 2010, we have $247.6 million and $36.1 million of federal and state NOL carryforwards, respectively, available to offset future taxable income. Some of the federal and state NOL carryforwards that we have generated or acquired have begun to expire. Utilization of our NOL carryforwards to offset future taxable income, if any, may be substantially limited due to the “change of ownership” provisions in the Tax Reform Act of 1986, or the Act. The Act provides for a limitation on the annual use of NOL carryforwards and research and development credits following certain ownership changes, as defined by the Act, which could significantly limit our ability to utilize or sell these carryforwards and research and development credits. In 2010, we determinedthat ownerships changes occurred, as defined by the Act, in 1999 and 2001. As a result, only $220.5 million of our NOL is available for use at December 31, 2010, while the remaining NOL carryover of $27.1 million will become available for use in various amounts between 2011 and 2019. We may have experienced other ownership changes as a result of past financings that we have yet to determine and may experience others in connection with future financings. Accordingly, our ability to utilize the aforementioned federal NOL carryforwards may be further limited.

At December 31, 2010, we had federal and New Jersey research and development tax credits and federal foreign tax credit carryforwards of $3.8 million, which will begin expiring in 2016.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standards, or FAS No. 123(R), Share-Based Payment (FAS 123(R) (FASB ASC 718-10). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We have applied the modified prospective method of adoption, under which prior periods are not restated for comparative purposes. Under the modified prospective method, FAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the year ended December 31, 2006 includes expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS No. 123, Accounting for Stock-Based Compensation, and expense for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Stock-based compensation is classified within cost of service revenues, research and development, marketing and sales and general and administrative on the consolidated statement of operations.

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

We performed an annual assessment of goodwill as of December 31, 2010 and concluded that goodwill was not impaired. We performed an impairment assessment of our long-lived assets as of December 31, 2010 and concluded that our long-lived assets were not impaired.

Income Taxes

We have generated NOL carryforwards for tax purposes since inception. As of December 31, 2010, these NOL carryforwards have resulted in NOL carryforwards of $247.6 million and $36.1 for federal and state income tax purposes, respectively. In addition, certain charges recorded in the current and prior years were not currently deductible for income tax purposes. These differences result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities, will be recovered from future taxable income. To the extent we believe the recovery is not likely, we have established a valuation allowance.

Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of $94.0 million as of December 31, 2010, due to uncertainties related to our ability to utilize some of our net deferred tax assets, primarily consisting of NOL carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which the net deferred tax assets will be recoverable.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. During the year ended December 31, 2010 we decreased our reserve for unrecognized tax benefits by $225 thousand relating to certain allowances and deductions taken on our tax returns since they were effectively settled in the U.K. The tax year 2009 remains open to examination by the UK taxing authorities and the tax years 2007 to 2009 remain open to examination by the US taxing authorities. In addition, the US taxing authorities may examine the tax years from 1996 through 2006, but generally are barred from adjusting the tax liabilities in excess of the net operating losses generated in any of those tax years.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”), which amends the existing fair value measurements and disclosures guidance currently included in Accounting Standards Codification No. 820 to require additional disclosures regarding fair value measurements. Specifically, ASU No. 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuance and settlements on a gross basis. In addition, ASU No. 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company does not expect these additional disclosure requirements will have a significant impact on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects, among others:

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

•

our expectation that we will incur aggregate restructuring charges and cash expenditures in connection with the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility and the consolidation of our Nashville CODIS testing operation into our Dallas, Texas facility of $1.8 million to $2.3 million in the aggregate, which includes: severance and retention bonuses for employees in the range of $990 thousand to $1.2 million; relocation in the range of $135 thousand to $185 thousand; recruiting and training costs in connection with the transfer of work of approximately $100 thousand; lease termination costs in the range of $200 thousand to $300 thousand; and equipment relocation and reinstallation costs in the range of $375 thousand to $485 thousand;

•

our expectation that we will offset the restructuring charges and expenditures in connection with the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility and the consolidation of our Nashville CODIS testing operation into our Dallas, Texas facility through annual cost savings of up to approximately $2.4 million from operational efficiencies, plant and equipment cost reductions and increased scalability;

•	our belief that the UK government and police forces will continue to support the use of DNA testing in forensic cases;

•	our intention to focus on providing services to a larger segment of UK police forces;

•	our belief that DNA testing of non-violent or property crime evidence is a growth area for our forensics business;

•	our belief that we maintain good relationships with our employees;

•	our expectation that the competition for DNA testing services will intensify in the future;

•	our belief that states are in the process of building up their backlogs of DNA samples and that such states will eventually move to administer the awards in order to reduce such backlog;

•	our belief that excess CODIS capacity has been built-up in the private sector and this may affect pricing in the future;

•	our belief that the consolidations of our forensic and paternity facilities may lead to additional operational efficiencies, plant and equipment cost reductions and increased scalability;

•

our belief that our experience and reputation as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts;

•

our belief that the actions we have taken to date have placed us in a position to successfully transition from our prior reliance on revenues derived from our subcontracting agreement to directly providing DNA testing services to police forces in the UK;

•	our expectation that the remaining police forces in the UK will continue to solicit tenders for forensic services through the UK’s National Procurement Plan;

•	our expectation that our future agricultural testing services revenues will not be significant to our operating results;

•	our belief that we are one of the largest providers of forensic and family relationship testing in the UK and the US;

•	our belief that the US and UK are some of the largest existing markets for DNA testing services today;

•	our intention to evaluate and commercialize new technologies to enhance our laboratory processes, including instrumentation, automation and new testing methodologies;

•	our expectation that our instrumentation, automation and new testing methodologies will enable us to reduce our costs for and improve the quality of our service offerings;

•	our anticipation that the volume of CODIS testing will grow in the US and that the market for NDNAD work will be relatively stable based on legislation in the US and the UK;

•	our anticipation that our current facilities will be sufficient to serve our near term capacity needs;

•	our anticipation that federal and state governments in the US will allocate greater resources to support wider use of DNA testing;

•	our intention to seek and continue to seek patent protection for novel uses of SNPs in the genetic testing field;

•	our intention to continue to concentrate on protection of our intellectual property as it relates to our DNA testing services;

•	our expectation that we will continue to receive substantial discounts based upon reaching a specific threshold of purchases per year of reagents and other components from our current supplier;

•	our anticipation that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•	our anticipation that a portion of our future growth may be accomplished either by acquiring or merging with existing businesses;

•	our plan to continue to market our services to governments, commercial companies and private individuals;

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of December 31, 2010, we had no short-term or long-term debt obligations.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORCHID CELLMARK INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Orchid Cellmark Inc.

We have audited the accompanying consolidated balance sheets of Orchid Cellmark Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orchid Cellmark Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

March 15, 2011

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and 2009

(In thousands, except share and per share data)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,107	$8,600
Available-for-sale securities	11,714	9,525
Accounts receivable, net of allowance of $440 and $397 as of December 31, 2010 and 2009, respectively	9,781	11,128
Inventory	1,836	1,542
Prepaids and other current assets	1,213	1,127

Total current assets	32,651	31,922
Fixed assets, net	5,791	4,803
Goodwill	9,396	9,423
Other intangibles, net	3,901	5,763
Other assets	774	931

Total assets	$52,513	$52,842

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,282	$2,762
Accrued expenses and other current liabilities	6,198	3,071
Deferred revenue	1,014	928

Total current liabilities	10,494	6,761
Other liabilities	216	432

Total liabilities	10,710	7,193
Commitments and contingencies
Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; $0.001 per share par value; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued 30,098,269 at December 31, 2010 and 2009	30	30
Additional paid-in capital	373,860	372,877
Accumulated other comprehensive income	36	343
Treasury stock at cost, 163,259 common shares at December 31, 2010 and 2009	(1,587)	(1,587)
Accumulated deficit	(330,536)	(326,014)

Total stockholders’ equity	41,803	45,649

Total liabilities and stockholders’ equity	$52,513	$52,842

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2010, 2009 and 2008

(In thousands, except per share data)

	2010	2009	2008
Revenues:
Service revenues	$63,694	$58,077	$57,365
Other revenues	27	985	230

Total revenues	63,721	59,062	57,595

Operating expenses:
Cost of service revenues	41,823	38,549	40,287
Research and development	1,496	834	846
Marketing and sales	5,767	4,905	5,860
General and administrative	14,337	14,497	16,076
Restructuring	1,725	161	—
Amortization of intangible assets	1,849	1,860	1,895

Total operating expenses	66,997	60,806	64,964

Operating loss	(3,276)	(1,744)	(7,369)
Other income:
Other income, net	189	167	1,180

Loss before income taxes	(3,087)	(1,577)	(6,189)
Income tax benefit (expense)	(1,435)	35	1,708

Net loss	$(4,522)	$(1,542)	$(4,481)

Basic and diluted net loss per share	$(0.15)	$(0.05)	$(0.15)

Shares used in computing basic and diluted net loss per share	29,935	29,935	29,935

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2008	30,097	$30	$370,129	$3,852	$(1,587)	$(319,991)	$52,433
Net loss	—	—	—	—	—	(4,481)	(4,481)
Foreign currency translation adjustment	—	—	—	(4,832)	—	—	(4,832)
Comprehensive loss							(9,313)
Issuance of common stock from exercise of stock options	1	—	2	—	—	—	2
Stock-based compensation expense	—	—	1,246	—	—	—	1,246
Balance at December 31, 2008	30,098	$30	$371,377	$(980)	$(1,587)	$(324,472)	$44,368

Net loss	—	—	—	—	—	(1,542)	(1,542)
Foreign currency translation adjustment	—	—	—	1,306	—	—	1,306
Unrealized gains (losses) on available-for-sale securities				17			17

Comprehensive loss							(219)

Stock-based compensation expense	—	—	1,500	—	—	—	1,500
Balance at December 31, 2009	30,098	$30	$372,877	$343	$(1,587)	$(326,014)	$45,649

Net loss	—	—	—	—	—	(4,522)	(4,522)
Gain/loss on available for sale securities	—	—	—	(28)	—	—	(28)
Foreign currency translation adjustment	—	—	(4)	(279)	—	—	(283)

Comprehensive loss							(4,833)

Stock-based compensation expense	—	—	987	—	—	—	987

Balance at December 31, 2010	30,098	$30	$373,860	$36	$(1,587)	$(330,536)	$41,803

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(4,522)	$(1,542)	$(4,481)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	987	1,500	1,246
Depreciation and amortization	3,680	3,908	4,477
Provision for losses on accounts receivable	165	188	(36)
Loss on sale of assets	23	40	8
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	1,235	(1,198)	(1,905)
Inventory	(294)	(281)	(88)
Prepaids and other current assets	(85)	265	698
Other assets	157	(491)	11
Accounts payable	519	218	945
Accrued expenses and other current liabilities, including restructuring	2,138	575	(2,080)
Deferred revenue	86	86	(184)
Income taxes payable	989	208	(425)
Other liabilities	(216)	163	(517)

Net cash provided by (used in) operating activities	4,862	3,639	(2,331)

Cash flows from investing activities:
Purchases of available-for-sale securities	(9,298)	(9,627)	—
Maturities of available-for-sale securities	5,873	—	(2,121)
Capital expenditures	(2,889)	(793)	(2,121)
Decrease in restricted cash	—	—	958

Net cash used in investing activities	(6,314)	(10,420)	(1,163)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	2
Repayment of debt	—	(338)	(427)

Net cash used in financing activities	—	(338)	(425)

Effect of foreign currency translation on cash and cash equivalents	959	721	(2,001)

Net decrease in cash and cash equivalents	(493)	(6,398)	(5,920)
Cash and cash equivalents at beginning of year	8,600	14,998	20,918

Cash and cash equivalents at end of year	$8,107	$8,600	$14,998

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$2	$38
Cash paid during the year for taxes	645	84	836

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization and Business Activities

Orchid Cellmark Inc. and its subsidiaries (the “Company”) are engaged in the provision of DNA testing services that generate genetic profile information by analyzing an organism’s unique genetic identity. The Company focuses its business on DNA testing primarily for human identity and, to a lesser extent, agricultural applications. In the human identity area, the Company provides DNA testing services for forensic, family relationship and, to a lesser extent, security applications. Forensic DNA testing is primarily used to confirm that a suspect committed a particular crime, to exonerate an innocent person or to establish or maintain databases of individuals convicted of crimes or, in some instances, arrested in connection with crimes. The Company is also engaged in the provision of non-DNA forensic laboratory services. Family relationship DNA testing is used to establish whether two or more people are genetically related. DNA testing is used by individuals and employers in security applications to establish or store a person’s genetic profile for identification purposes in the event of an emergency or accident. In agricultural applications, the Company provides DNA testing services for selective trait breeding. The Company has operations in the United States (US), and in the United Kingdom (UK), and the majority of its current customers are based in these two countries. The Company’s forensic, family relationship and security DNA testing services are conducted in both the US and the UK, while all of its agricultural DNA testing services are conducted in the UK. The Company was organized under the laws of the state of Delaware on March 8, 1995.

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

Marketable Securities

The Company has investments in marketable securities that are considered “available-for-sale.” Available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and Company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to operations is recorded in “Other income, net” in the accompanying consolidated statements of operations and a new cost basis in the investment is established.

Fair Value Measurements and Marketable Securities

Fair value of financial and non-financial assets and liabilities is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used to measure fair value, which prioritizes the inputs to valuation techniques used to measure fair value, is as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 — unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and the fact that the Company’s accounts receivable is largely comprised of amounts owed by government agencies, one of which accounted for approximately 25% of the Company’s total revenues in the year ended December 31, 2010 . The Company performs periodic credit evaluation of its customers’ financial condition and generally does not require a deposit from government agencies or private institutions. The Company believes that individual private customers for paternity testing represent the most significant credit risk and generally requires a deposit for all or a portion of the services to be rendered to such customer. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount it estimates is collectible from its customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of the Company’s customers’ financial condition. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. Accounts are also reviewed for potential write-off on a case by case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Fixed Assets

Fixed assets, which consist of lab equipment, furniture and fixtures, computers and software, are carried at cost, less accumulated depreciation, which is computed on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements, which are also included in fixed assets, are recorded at cost, less accumulated depreciation, which is computed on the straight-line basis over the shorter of their estimated useful

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lives or the lease term. Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or other disposition of fixed assets, the cost andrelated accumulated depreciation are removed from the accounts and the resulting gains or losses, if any, are reflected in earnings.

The following is a summary of the estimated useful lives of the Company’s fixed assets:

Useful Life
Laboratory equipment	5 years
Computers and software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Life of lease or useful life if shorter

Business Combinations, Goodwill and Intangible Assets

The Company accounts for business combinations under the provisions of Statement of Financial Accounting Standards (ASC 805-10), Business Combinations, which requires that the purchase method of accounting be used for all business combinations. ASC 805-10 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. In accordance with ASC 350-10, Goodwill and Other Intangible Assets (ASC 350-10), goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested for impairment annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of the asset. Impairment of goodwill is assessed by determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions. Intangible assets acquired as a result of a business combination are recorded at their fair value at the acquisition date. Intangible assets acquired individually are recorded at their acquisition cost. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method prescribed by ASC 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, and net operating loss (NOL) and credit carryforwards. Deferred tax assets and liabilities are measured using tax rates in effect for

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the years in which the items are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. In certain situations, a taxing authority may challenge positions that the Company has adopted in the income tax filings. Accordingly, the Company may apply different tax treatment for these selected transactions in filing its tax return than for financial reporting purposes. The Company regularly assesses its uncertain tax position and records a liability if appropriate. The liability is utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles (GAAP) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the allowance for doubtful accounts, impairment of long-lived assets and goodwill, useful lives of assets, accrual of bonuses, stock-based compensation and income taxes. Actual results could differ from these estimates.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The carrying amount of available for sale securities approximate their fair value based on quoted market prices as of December 31, 2010.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Translation of Foreign Currencies.

All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates, and revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders’ equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses credited or charged to “Other income, net” for the fiscal years ended December 31, 2010, 2009 and 2008 were $34 thousand, $(11) thousand and $(378) thousand, respectively.

Net Loss Per Share

Net loss per share is computed in accordance with ASC 260-10, Earnings Per Share by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company has certain options which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year presented are equal.

Advertising

The Company expenses all advertising costs as incurred.

Sales and Value Added Taxes

Sales and value added (VAT) taxes collected from customers are excluded from revenues. The obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”), which amends the existing fair value measurements and disclosures guidance currently included in Accounting Standards Codification No. 820 to require additional disclosures regarding fair value measurements. Specifically, ASU No. 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuance and settlements on a gross basis. In addition, ASU No. 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company does not expect these additional disclosure requirements will have a significant impact on its consolidated financial statements.

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

The following weighted average assumptions were used in valuing the options granted during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Risk-free interest rate	2.22%	3.39%	3.46%
Volatility	75%	75%	80%
Expected option term	6 years	6 years	6 years
Expected dividend yield	0%	0%	0%

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net loss for the years ended December 31, 2010, 2009 and 2008 includes $987 thousand, $1.5 million and $1.2 million, respectively, of compensation costs related to stock-based compensation arrangements. The Company did not capitalize any of the compensation costs for the years ended December 31, 2010, 2009 and 2008 in fixed assets, inventory or other assets. The Company has not benefited from a tax deduction for stock option exercises due to net losses for the periods during which the options were exercised.

Information with respect to outstanding options under the plans at December 2008, 2009 and 2010 and changes during the years presented is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at January 1, 2008	1,653,925	$8.13
Granted	614,468	3.05
Exercised	(875)	2.18
Forfeited	(56,026)	4.52
Expired	(48,688)	7.78

Options outstanding at December 31, 2008	2,162,804	$6.79	7.35	$0

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at January 1, 2009	2,162,804	$6.79
Granted	690,313	1.58
Exercised	—	—
Cancelled	(295,893)	10.49

Options outstanding at December 31, 2009	2,557,225	$4.95	7.42	$83,300

Options exercisable at December 31, 2009	1,622,977	$6.26	6.56	$29,856

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at January 1, 2010	2,557,225	$4.95
Granted	691,478	1.68
Exercised	—	—
Cancelled	(154,198)	17.43

Options outstanding at December 31, 2010	3,094,505	$3.60	6.41	$29,400

Options exercisable at December 31, 2010	2,190,308	$4.22	5.44	$22,463

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information about the Company’s share-based payments is as follows (in thousands, except per share data):

	Year ended December 31,
	2010	2009	2008
Total intrinsic value of options exercised	$—	$—	$2
Net cash proceeds from the exercise of stock options	—	—	2
Weighted average grant date fair value per share of options granted	1.12	1.08	2.15

As of December 31, 2010, there was $1.2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.67 years.

(3) Fair Value Measurements and Marketable Securities

Fair value of financial and non-financial assets and liabilities is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used to measure fair value, which prioritizes the inputs to valuation techniques used to measure fair value, is as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 — unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following is a schedule of marketable securities (in thousands):

	December 31,	Quoted Prices in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Observable Inputs (Level 3)
December 31, 2010
Available-for-sale securities	$11,714	$11,714	$—	$—

December 31, 2009
Available-for-sale securities	$9,525	$9,525	$—	$—

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Inventory

Inventory is comprised of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Raw materials	$1,491	$1,001
Work in progress	335	533
Finished goods	10	8

	$1,836	$1,542

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of case work not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(5) Fixed Assets

Fixed assets are comprised of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Laboratory equipment	$13,128	$14,141
Computers and software	8,086	6,628
Leasehold improvements	5,120	5,223
Furniture and fixtures	1,947	1,702

	28,281	27,694
Less accumulated depreciation	(22,490)	(22,891)

	$5,791	$4,803

Depreciation expense for the Company’s fixed assets for the years ended December 31, 2010, 2009 and 2008 amounted to $1.8 million, $2.0 million and $2.6 million, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
VAT and other taxes	$2,747	$1,415
Professional fees	313	240
Employee compensation	1,394	475
Facility related accruals	374	380
Restructuring	290	142
Other	1,080	419

	$6,198	$3,071

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the years ended December 31, 2010 and 2009 (in thousands):

Balance as of December 31, 2008	$9,336
Effect of foreign currency translation	87

Balance as of December 31, 2009	9,423
Effect of foreign currency translation	(27)

Balance as of December 31, 2010	$9,396

Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value based test that compares the fair value of the asset to its carrying value.

The following table sets forth the Company’s other intangible assets at December 31, 2010 and 2009 (in thousands):

	2010			2009
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Customer list	$7,238	$(5,823)	$1,415	$7,264	$(5,262)	$2,002
Patents and know-how	4,898	(3,655)	1,243	4,899	(3,240)	1,659
Trademark/tradename	4,241	(3,467)	774	4,263	(3,131)	1,132
Base technology	6,006	(5,537)	469	6,019	(5,049)	970
Non-compete agreements	20	(20)	—	20	(20)	—

Totals	$22,403	$(18,502)	$3,901	$22,465	$(16,702)	$5,763

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $139 thousand and $201 thousand as of December 31, 2010 and 2009, respectively.

The Company’s expected future amortization expense related to intangible assets over the next five years is as follows (in thousands):

2011	$1,437
2012	723
2013	655
2014	234
2015	109

(8) Restructuring

During the year ended December 31, 2010, the Company recognized $1.7 million in restructuring expenses related to the consolidation of its East Lansing, Michigan paternity testing operations into its Dayton, Ohio facility and the consolidation of its Nashville CODIS testing operation into its Dallas, Texas facility, an increase of $1.6 million as compared to $161 thousand during 2009. The Company announced the planned East Lansing consolidation on October 20, 2009 and completed this consolidation during the quarter ended March 31, 2010.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company announced the planned Nashville consolidation on January 14, 2010, and completed this consolidation during the quarter ended September 30, 2010. The expenses in 2010 relate primarily to employee severance costs and facility closure costs.

In connection with these consolidations, the Company expects to incur aggregate restructuring charges and cash expenditures of $1.8 million to $2.3 million, the majority of which already have been incurred. The Company achieved these consolidations within the time frames and range of costs previously disclosed in its periodic filings with the Securities and Exchange Commission. Such charges and expenditures include: severance and retention bonuses for employees in the range of $990 thousand to $1.2 million; relocation in the range of $135 thousand to $185 thousand; lease termination costs in the range of $200 thousand to $300 thousand; and equipment relocation and reinstallation costs in the range of $375 thousand to $485 thousand.

The restructuring liability is included as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

A summary of the restructuring activity in 2010 and 2009 is as follows (in thousands):

Total
Restructuring liability as of December 31, 2008	$—
Charge recorded in the year ended December 31, 2009	142
Restructuring liability as of December 31, 2009	$142
Charge recorded in the year ended December 31, 2010	1,725
Cash payments in the year ended December 31, 2010	(1,577)

Restructuring liability as of December 31, 2010	$290

(9) Debt

As part of the acquisition of ReliaGene on October 31, 2007, the Company assumed $948 thousand in debt comprised of a line of credit and various notes payable with outstanding balances of $260 thousand and $688 thousand, respectively. The line of credit was fully paid off during 2008 with a then outstanding balance of $170 thousand. The notes payable, which were secured by ReliaGene’s equipment, had interest rates ranging from 4.50% to 8.50% and maturity dates ranging from June 30, 2009 through September 5, 2011. In April 2009, the Company fully paid off the ReliaGene notes payable, along with all accrued interest.

(10) Income Taxes

The provision for income taxes is based on loss from continuing operations before income taxes reported for financial statement purposes. The components are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
United States	$(10,245)	$(3,296)	$(6,107)
Foreign	7,158	1,719	(82)

Loss before income taxes	$(3,087)	$(1,577)	$(6,189)

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income tax expense (benefit) are summarized as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Current income tax expense (benefit):
Federal	$(39)	$—	$—
State	(282)	—	(1,468)
Foreign	1,277	168	(193)

Total current expense (benefit)	956	168	(1,661)

Deferred tax expense (benefit)
Federal	$243	$—	$—
State	14	—	—
Foreign	222	(203)	(47)

Total deferred expense (benefit)	479	(203)	(47)

Income tax expense (benefit)	$1,435	$(35)	$(1,708)

During 2010, the Company recognized a current foreign tax expense of $1.3 million and deferred foreign tax expense of $222 thousand, primarily for our profitable business in the UK and we recognized $257 thousand in federal and state deferred taxes. In addition, the Company recorded a tax benefit of $39 thousand relating to the recovery of Federal Research Credits and $282 thousand associated with the sale of some of its state net operating loss, or NOL, carryforwards. No tax benefit was recorded relating to the Company’s US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) (FASB ASC 740), on January 1, 2007. During the year ended December 31, 2010 the Company decreased its reserve for unrecognized tax benefits by $225 thousand relating to certain allowances and deductions taken on the Company’s tax returns since they were effectively settled in the U.K. The tax year 2009 remains open to examination by the UK taxing authorities and the tax years 2007 to 2009 remain open to examination by the US taxing authorities. In addition, the US taxing authorities may examine the tax years from 1996 through 2006, but generally are barred from adjusting the tax liabilities in excess of the net operating losses generated in any of those tax years. As of December 31, 2010 there are no unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company records interest and penalties relating to income tax exposures in income tax expense.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2009	$—
Additions based on tax positions related to the current year	225
Additions for tax positions of prior years	—
Lapse of statute	—
Settlements	—

Balance at December 31, 2009	$225
Additions for tax positions of prior years
Reductions for tax positions of prior years	(225)
Lapse of statute	—
Settlements	—

Balance at December 31, 2010	$—

The tax effects of temporary differences and loss and credit carryforwards that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2010 and 2009 are presented below (in thousands):

	2010	2009
Deferred tax assets:
Bad debt allowance and inventory reserve	$44	$78
Stock-based compensation	1,436	1,141
Deferred revenue	247	211
NOL carryforwards	87,414	89,073
Research and development and foreign tax credits	3,697	3,812
Accrued restructuring expenses	94	94
Accrued expenses	80	92
Amortization and depreciation	2,089	2,707
Investments	279	280

Total gross deferred tax assets	95,456	97,488
Less valuation allowance	(93,957)	(94,848)

Net deferred tax assets	1,423	2,640
Deferred tax liabilities:
Intangible assets	(1,103)	(1,847)

Net deferred taxes	$320	$793

At December 31, 2010 and 2009, valuation allowances of $94.0 million and $94.8 million, respectively, have been recognized to offset the net deferred tax assets related to the US operations of the Company, as realization of these assets is uncertain. The net change in the valuation allowance for 2010 and 2009 was a decrease of $800 thousand and a decrease of $5.1 million, respectively, related primarily to amortization, depreciation, and the expiration of state NOL carryforwards.

As of December 31, 2010, the Company has $247.6 million and $36.1 million of federal and state NOL carryforwards, respectively, available to offset future taxable income. Some of the federal and state NOL carryforwards the Company has generated or acquired have begun to expire. Utilization of NOL carryforwards to

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offset future taxable income, if any, may be substantially limited due to the “change of ownership” provisions in the Tax Reform Act of 1986, or the Act. The Act provides for a limitation on the annual use of NOL carryforwards and research and development credits following certain ownership changes, as defined by the Act, which could significantly limit the Company’s ability to utilize or sell these carryforwards and research and development credits. The Company has determined that ownership changes occurred, as defined by the Act, in 1999 and 2001. As a result only $220.5 million of the NOL set forth above is available for use at December 31, 2010. The remaining NOL carryover of $27.1 million will become available for use in various amounts over the period 2011 through 2019. The Company may have experienced other ownership changes as a result of past financings and may experience others in connection with future financings. Accordingly, the Company’s ability to utilize the aforementioned federal NOL carryforwards may be further limited.

At December 31, 2010, the Company had federal and New Jersey research and development and federal foreign tax credit carryforwards of $3.8 million, which will begin expiring in 2016.

The following table represents a reconciliation of the Company’s income tax expense to amounts computed by applying the statutory US federal income tax rate of 35% to loss before income taxes (in thousands):

	Year ended December 31,
	2010	2009	2008
Computed expected tax benefit	$(1,080)	$(552)	$(2,166)
State income taxes, net of federal income tax benefit	(121)	(64)	(1,468)
Foreign operations	(944)	(625)	(37)
Write down of unrecognized income tax benefits	4,228	—	(175)
Permanent differences	140	85	545
Expiration of tax attribute carryforwards	—	1,727	—
Change in effective state tax rate	180	4,536	—
Change in valuation allowance	(892)	(5,142)	1,593
Other	(76)	—	—

	$1,435	$(35)	$(1,708)

The Company sold certain state net operating loss, or NOL, carryforwards in accordance with the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program, or the Program. During 2010 and 2008, the Company completed the sale of $13.7 million and $21.3 million, respectively, of New Jersey NOL carryforwards. The Company generated tax benefits of $282 thousand, and $749 thousand for 2010 and 2008, respectively. The Company was not eligible for this program in 2009.

The Company has made no provision for US taxes on cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. The Company’s cumulative undistributed earnings of foreign subsidiaries amounted to $15.4 million at December 31, 2010. Determination of the potential amount of unrecognized deferred US income tax liability related to such reinvested income is not practicable because of numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. As of December 31, 2010 and based on tax laws in effect as of this date, it is the Company’s intention to indefinitely reinvest the undistributed earnings of foreign subsidiaries.

(11) Significant Customers and Geographic Information

During the year ended December 31, 2010, the Company generated approximately $16.1 million, or 25%, of its total revenues through an agreement with one UK government customer. No single customer accounted for more than 10% of the Company’s revenues in 2009 or 2008.

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has significant international operations, primarily in the UK. During the years ended December 31, 2010, 2009 and 2008, the Company recorded revenues from international customers of $40.0 million, or 63%, $29.5 million, or 50%, and 26.4 million, or 46%, respectively, of total revenues.

During each of the years ended December 31, 2010 and 2009, the Company has long-lived assets of $2.5 million and $2.7 million located in the US, and $3.3 million and $2.1 million located in the UK, respectively.

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

Initially, the Rights will be attached to all common stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a Distribution Date, as defined in the Rights Plan, will occur if certain events as described below transpire. Rights will also be attached to all shares of common stock issued following the Record Date but prior to the Distribution Date. The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 16, 2011, unless earlier redeemed by the Company. The Distribution Date has not occurred as of December 31, 2010.

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

(13) Employee Stock Purchase Plan

During the year ended December 31, 2003, the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the ESPP). The ESPP has not yet been implemented and there are no plans to implement the ESPP at this time. Employees who own more than 5% of the Company’s stock may not participate in the ESPP. At the beginning of an offering period, as defined in the ESPP document, each participant receives an option to purchase shares of common stock at the end of each accumulation period, at an exercise price equal to the lesser of 85% of (i) the fair market value of the common stock on the last trading day before the start of the applicable offering period, or (ii) the fair market value of the common stock on the last trading day of the accumulation

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. The maximum number of shares that may be purchased by any participant in the ESPP in an accumulation period is 25,000 shares. No participant may purchase shares having an aggregate fair market value greater than $25 thousand in any calendar year. A total of 650,000 shares of the Company’s common stock are reserved for issuance under the ESPP as of December 31, 2010. The ESPP may be amended, suspended or terminated at any time by the Board of Directors. Amendments affecting any increase in the number of shares available under the ESPP and any other amendment to the extent required by applicable law or regulation shall be subject to the approval of the Company’s stockholders.

(14) Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the 401(k) Plan) covering all US-based employees of the Company. Participants can contribute up to 15% of their pretax annual compensation to the 401(k) Plan, subject to certain limitations. The Company matches 50% of the participant’s contribution, up to 4% of compensation. For the years ended December 31, 2010, 2009 and 2008, the Company’s contributions amounted to $142 thousand, $146 thousand and $161 thousand, respectively, in accordance with the terms of the 401(k) Plan.

(15) Commitments and Contingencies

The Company leases office and laboratory facilities and certain equipment under non-cancelable operating lease arrangements. Several of the Company’s facility leases contain renewal options and rent escalation clauses. Rent expense amounted to $2.0 million in 2010, $1.9 million in 2009, and $2.0 million in 2008. Future minimum rental commitments required by such leases as of December 31, 2010 are as follows (in thousands):

2011	$1,593
2012	1,179
2013	699
2014	514
2015	474
Thereafter	495

$4,954

(16) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of items within accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation	Unrealized gains (losses) on securities	Accumulated other comprehensive income (loss)
Balance at January 1, 2008	$3,852	$—	$3,852
Foreign currency translation adjustment	(4,832)	(—)	(4,832)

Balance at December 31, 2008	(980)	—	(980)
Foreign currency translation adjustment	1,323	—	1,323

Balance at December 31, 2009	343	—	343
Foreign currency translation adjustment	(279)	(28)	(307)

Balance at December 31, 2010	$64	$(28)	$36

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) Legal Proceedings

On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of the Company’s former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. On or about July 15, 2002, the Company filed a motion to dismiss all of the claims against the Company and the Company’s former officers. On October 9, 2002, the Court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the Court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took the motion for final approval under advisement. On October 5, 2009, the Court granted the plaintiffs’ motion for an order of final approval of the settlement, plan of allocation and certification of the class. Such settlement does not require any payment by the Company to the plaintiffs. The defendant issuers’ share of the settlement amount is funded by the insurers. Notices of appeal have been filed by six groups of appellants. None of the notices state the basis for appeal.

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

ORCHID CELLMARK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18) Quarterly Financial Data (Unaudited)

The following tables represent certain unaudited consolidated quarterly financial information for each of the quarters in 2010 and 2009. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments, except as disclosed below) necessary to present fairly the information for the periods presented (in thousands, except per share data):

	Quarters ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$14,130	$15,684	$17,292	$16,615
Gross margin	4,750	5,116	6,512	5,520
Loss before income taxes	(1,631)	(1,130)	200	(525)
Net income (loss)	(2,035)	(1,585)	(665)	(237)
Basic and diluted net income (loss) per share	$(0.07)	$(0.05)	$(0.02)	$(0.01)

	Quarters ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenues	$13,965	$14,687	$14,674	$15,737
Gross margin	4,785	5,130	4,876	5,723
Loss before income taxes	(1,029)	(465)	(426)	344
Net income (loss)	(1,172)	(603)	(625)	858
Basic and diluted net income (loss) per share	$(0.04)	$(0.02)	$(0.02)	$0.03

During the fourth quarter of 2009, the Company granted a worldwide license to Illumina, Inc. for the commercial development of the Company’s proprietary single base nucleotide extension technology for the diagnostic and forensic fields. Under the terms of the license transaction, the Company received a fee of $850 thousand as well as the potential of an additional $150 thousand in contingent milestone payments. During the fourth quarter of 2009, the Company recognized $ 850 thousand as revenues. The Company does not have future material obligations related to Illumina. The Company will also collect royalties received by Illumina through any subcontracting arrangements. Additionally, the licensing agreement allows the Company to purchase certain Illumina product offerings utilizing the patents as a preferred customer. Under the agreement, Orchid Cellmark reserves the rights to use the licensed patents for all fields of use.

(19) Subsequent Event

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control-Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010 based on those criteria.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information concerning the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at our 2010 Annual Meeting of Stockholders, please see our Current Report on Form 8-K filed with the SEC on November 12, 2010.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership” and “Executive Officer and Director Compensation—Equity Compensation Plan Information” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance—The Board of Directors” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Grant Thornton LLP” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8, page 37 of this report.

(2)	Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1)

3.2(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2)

3.3(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 14, 2002 (filed as Exhibit 3.3)

3.4(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated March 30, 2004 (filed as Exhibit 4.10)

3.5(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 14, 2005 (filed as Exhibit 4.11)

3.6(1)	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4)

3.7(3)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1)

3.8(4)	Third Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1)

4.1(5)	Specimen certificate for share of common stock (filed as Exhibit 4.1)

4.2(6)	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1)

4.3(3)	First Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3)

10.1(7)††	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1)

10.2(7)††	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2)

10.3(8)††	Amended and Restated 2005 Stock Plan and the form of stock option agreement for non-statutory and incentive stock options (filed as Exhibits 99.1, 99.2 and 99.3, respectively)

Exhibit Number	Description

10.4(7)††	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3)

10.5(9)††	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2)

10.6(9)††	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3)

10.7(9)††	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4)

10.8(10)†	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs (filed as Exhibit 10.22)

10.9(10)†	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology (filed as Exhibit 10.25)

10.10(10)†	Exclusive Patent License Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.26)

10.11(10)†	Settlement Agreement dated August 6, 2002 between the Registrant and Saint Louis University (filed as Exhibit 10.27)

10.12(10)	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.28)

10.13(11)††	Director Compensation Policy, effective January 1, 2004 (filed as Exhibit 10.18)

10.14(12)	NWI Lease Agreement between the Registrant and NWI Warehouse Group L.P. dated February 15, 1996 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.1)

10.15(12)	Lease Agreement Amendment No. 1 between the Registrant and Duke-Weeks Realty L.P. dated January 23, 2001 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.2)

10.16(12)	Lease Agreement Amendment No. 2 between the Registrant and Duke Realty Limited Partnership dated August 8, 2005 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.3)

10.17(12)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective October 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.4)

10.18(12)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective December 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.5)

10.19(13)††	Employment Agreement dated March 8, 2006 between the Registrant and Thomas A. Bologna (filed as Exhibit 99.1)

10.20(14)	Letter Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated January 18, 2005 (filed as Exhibit 10.27)

10.21(14)	Amendment No. 1 to Lease Agreement by and between Bellemead Development Corporation and the Registrant, dated November 1, 2005 (filed as Exhibit 10.28)

10.22(14)†	Letter Agreement and Product Loan Agreement between the Registrant and Applied Biosystems, dated January 5, 2006 (filed as Exhibit 10.30)

Exhibit Number	Description

10.23(15)††	Addendum to Employment Agreement dated December 8, 2006 between the Registrant and Thomas A. Bologna (filed as Exhibit 10.33)

10.24(11)††	Employment Agreement dated as of October 5, 2007 between the Registrant and James F. Smith (filed as Exhibit 10.31)

10.25(11)††	Employment Agreement dated as of November 19, 2007 between the Registrant and William J. Thomas (filed as Exhibit 10.33)

10.26(16)††	Employment Agreement dated as of May 13, 2008 between the Registrant and Jeffrey S. Boschwitz (filed as Exhibit 10.1)

10.27(17)	Lease Agreement dated December 15, 2009 between Duft Enterprises Corp. and the Registrant for the facility located at 635 Columbia St., New Westminster, British Columbia(filed as Exhibit 10.27)

10.28††	Executive Compensation Program (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Grant Thornton LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(18)	Settlement Agreement dated September 3, 2010 between the Registrant and Accipiter Capital Management, LLC (filed as Exhibit 10.1)

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment thereof.
††	Management or compensatory plan.
(1)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC on August 14, 2002 (File No. 000-30267).
(2)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-8 as filed with the SEC on June 29, 2005 (File No. 333-126227).
(3)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2003 (File No. 000-30267).
(4)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on September 7, 2007 (File No. 000-30267).
(5)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 as filed with the SEC on November 14, 2001 (File No. 000-30267).
(6)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s registration statement on Form 8-A as filed with the SEC on August 3, 2001 (File No. 000-30267).
(7)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-1, as amended, as originally filed with the SEC on February 18, 2000 (File No. 333-30774).
(8)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on June 14, 2005 (File No. 000-30267).

(9)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-8 as filed with the SEC on January 15, 2002 (File No. 333-76744).
(10)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 29, 2004, as amended (File No. 000-30267).
(11)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 12, 2008 (File No. 000-30267).
(12)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 as filed with the SEC on November 9, 2005 (File No. 000-30267).
(13)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on March 9, 2006 (File No. 000-30267).
(14)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on May 24, 2006 (File No. 000-30267).
(15)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 15, 2007 (File No. 000-30267).
(16)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 as filed with the SEC on August 1, 2008 (File No. 000-30267).
(17)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 17, 2010, as amended (File No. 000-30267).
(18)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on September 8, 2010 (File No. 000-30267).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID CELLMARK INC.

Date: March 15, 2011	By:	/s/ THOMAS A. BOLOGNA
Thomas A. Bologna President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ THOMAS A. BOLOGNA Thomas A. Bologna	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2011

By:	/s/ JAMES F. SMITH James F. Smith	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011

By:	/s/ EUGENE I. DAVIS Eugene I. Davis	Chairman of the Board	March 15, 2011

By:	/s/ JAMES HART PH.D. James Hart Ph.D.	Director	March 15, 2011

By:	/s/ BRUCE D. DALZIEL Bruce D. Dalziel	Director	March 15, 2011

By:	/s/ STEFAN D. LOREN PHD Stefan D. Loren PhD	Director	March 15, 2011

By:	/s/ NICOLE S. WILLIAMS Nicole S. Williams	Director	March 15, 2011

Schedule II

ORCHID CELLMARK INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended December 31, 2010, 2009 and 2008

(In thousands)

Column A	Column B	Column D	Column E	Balance at end of period
Description	Balance at beginning of period	Charged to costs and expenses	Deductions (1)
2010
Allowance for doubtful accounts	$397	$165	$122	$440

2009
Allowance for doubtful accounts	$533	$188	$324	$397

2008
Allowance for doubtful accounts	$799	$(36)	$230	$533

(1)	Deductions primarily consist of accounts receivable write-offs and reserve adjustments.