Form 10-K/A
period 2010-12-31
ORCHID CELLMARK INC
filed 2011-04-29
CIK 1107216

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

As of April 25, 2011, the registrant had 29,992,186 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Orchid Cellmark Inc. (the “Registrant”) for the year ended December 31, 2010 as filed on March 15, 2011 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

On April 5, 2011, the Registrant entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Laboratory Corporation of America Holdings, a Delaware corporation (“LabCorp”), and OCM Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of LabCorp (“Purchaser”), pursuant to which LabCorp will acquire the Registrant in a two-step transaction. Pursuant to the Merger Agreement, and subject to its terms and conditions, on April 19, 2011, Purchaser commenced a cash tender offer to purchase all outstanding shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”), including, to the extent outstanding, the associated preferred stock purchase rights (the “Rights”) issued under the Rights Agreement, dated July 27, 2001, as amended, between the Registrant and American Stock Transfer & Trust Company, as rights agent (such Rights, to the extent outstanding, together with the shares of the Common Stock, the “Shares”), at a purchase price of $2.80 per share, net to the seller in cash, without interest thereon and subject to any required tax withholding.

Unless extended, the tender offer is currently scheduled to expire at 5:00 p.m., New York City time, on Tuesday, May 17, 2011, after which time, if all conditions to the tender offer have been satisfied or waived, Purchaser will accept for payment all Shares validly tendered pursuant to the offer and not validly withdrawn. If successful, the tender offer will be followed by the merger of Purchaser into the Registrant, with the Registrant being the surviving corporation and becoming a wholly owned subsidiary of LabCorp. In the merger, Shares not purchased in the tender offer (other than Shares held by stockholders who properly demand and perfect their appraisal rights under Delaware law) will be converted into the right to receive the same $2.80 per share cash payment, without interest, paid in the tender offer.

ORCHID CELLMARK INC.

FORM 10-K/A

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of April 25, 2011, concerning our executive officers and directors:

Name	Age	Position
Executive Officers
Thomas A. Bologna	62	President and Chief Executive Officer and Director
Jeffrey S. Boschwitz, Ph.D.	44	Vice President, North America Marketing and Sales
James F. Smith	61	Vice President and Chief Financial Officer
William J. Thomas	51	Vice President and General Counsel

Non-Employee Directors
Eugene I. Davis (1)(2)	56	Chairman of the Board of Directors
Bruce D. Dalziel (1)(3)	53	Director
James M. Hart, Ph.D (2)	63	Director
Stefan Loren, Ph.D (1)(3)	47	Director
Nicole S. Williams (2)(3)	66	Director

(1)	Member of our Compensation Committee. Mr. Dalziel is the Chairman of the committee.
(2)	Member of our Nominating and Governance Committee. Mr. Davis is the Chairman of the committee.
(3)	Member of our Audit Committee. Ms. Williams is the Chairperson of the committee.

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

Executive Officers

Thomas A. Bologna has served as our President and Chief Executive Officer and a member of our Board of Directors since April 2006. From 2004 to 2005, Mr. Bologna was Chief Executive Officer, President and a director of Quorex Pharmaceuticals, Inc. a pre-clinical stage anti-infective company. Mr. Bologna was Chief Executive Officer, President and a director of Ostex International, Inc. which developed, manufactured and marketed innovative products for the management of osteoporosis, from 1997 to 2003, and in 1999 he was also appointed Chairman of the Board. From 1996 to 1997, Mr. Bologna was a principal at Healthcare Venture Associates, a consulting firm. From 1994 to 1996, Mr. Bologna was Chief Executive Officer, President and a director of Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug screening technology that developed orally active drugs to regulate gene expression, and from 1987 to 1994, Mr. Bologna was Chief Executive Officer, President and a director of Gen-Probe Incorporated, a biotechnology company commercializing genetic-probe-based technology for diagnostic and therapeutic applications, and in 1992 he was also appointed Chairman of the Board. Prior to Gen-Probe, Mr. Bologna held several senior level positions with Becton, Dickinson and Company and Warner-Lambert Company. At Becton, Dickinson and Company, he served as President of the Diagnostic Instrument Systems Division, President of the Johnston Laboratories Division, and Vice President and General Manager of the Hynson, Wescott & Dunning biotechnology unit. At Warner-Lambert Company, he served as a Vice President responsible for the marketing, sales and research and development functions, as well as the Asia/Pacific profit center for the Scientific Instrument Division. Mr. Bologna currently serves as Chairman of the Board of Strategic Diagnostics Inc., a biotechnology company, and is a member of the Board of Directors of Aperio Technologies. Mr. Bologna received an M.B.A. and a B.S. from New York University.

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

Directors

Eugene I. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, or PIRINATE, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory services. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. Mr. Davis is also a member of the Board of Directors of Atlas Air Worldwide Holdings, Inc., Knology, Inc., DEX One Corp., Ambassadors International Inc., Rural/Metro Corp, Spectrum Brands, Inc. and TerreStar Corporation.

The Board of Directors has concluded that Mr. Davis is qualified to serve as a member of the Board of Directors based upon his extensive experience serving on the board of directors of a wide-range of public companies, as chairman in certain instances, and his experience as the chief executive officer of several companies. As a result of these and other professional experiences, coupled with his strong leadership qualities, Mr. Davis possesses particular knowledge and experience in the areas of strategic planning, mergers and acquisitions, finance, accounting, capital structure and board practices of other corporations.

For information concerning the arrangement pursuant to which Mr. Davis was elected to the Board of Directors, see the disclosure below under the heading “Nominations for Director.”

Thomas A. Bologna, see biographical information above.

The Board of Directors has concluded that Mr. Bologna is qualified to serve as a member of the Board of Directors based upon his experience in the DNA diagnostic market, experience with operations and with mergers and acquisitions and his prior experience as the chief executive officer and chairman of the board of multiple public and private companies.

Bruce D. Dalziel, has served as a member of our Board of Directors since April 2010. Mr. Dalziel currently serves as Chief Financial Officer and Executive Vice President, Compliance, for Medidata Solutions, a clinical development technology company with global operations, where he leads all aspects of finance, including control, financial reporting, tax, treasury, mergers and acquisitions, and internal audit, as well as legal, risk management, investor relations, regulatory policy and compliance. From August 2005 to August 2007, he was Chief Financial Officer for BISYS Inc. an outsourcing provider to the financial services industry. From September 2000 to July 2005, he was Chief Financial Officer for DoubleClick, a

global internet advertising solutions company. Earlier in his career, Mr. Dalziel held an array of finance positions with Prudential Life Insurance, rising to Corporate Vice President, Financial Planning and Analysis. A 1992 graduate of Columbia University’s Executive MBA Program, he earned bachelor degrees from both Georgia Tech and Ursinus College.

The Board of Directors has concluded that Mr. Dalziel is qualified to serve as a member of the Board of Directors based upon his financial expertise, experience with operations and his experience of an executive officer with publicly held companies. Mr. Dalziel also has significant strategic and investment experience.

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

The Board of Directors has concluded that Dr. Hart is qualified to serve as a member of the Board of Directors based upon his experience in law enforcement and experience with operational matters. Dr. Hart also has experience with forensic operations in the U.K. which is valuable in supporting our U.K. business and translating certain best practices to our U.S. operations.

Stefan Loren, Ph.D., has served as a Managing Director of Westwicke Partners, LLC, or Westwicke, a strategic capital markets advisory firm that provides customized investor relations programs and independent capital markets advice to small and mid-cap health care companies, since July 2008. Prior to joining Westwicke, Dr. Loren served as a senior research analyst at Perceptive Advisors, LLC from May 2007 to July 2008. From August 2005 to May 2007, Dr. Loren served as a senior equity research analyst and portfolio manager at MTB Investment Advisors. Dr. Loren served as a managing director and health care specialist at Legg Mason, Inc. from August 2003 to August 2005. Dr. Loren is a director of PolyMedix, Inc. Dr. Loren earned a Ph.D. in Organic/Pharmaceutical Chemistry from the University of California, Berkeley and a B.A. from the University of California, San Diego.

The Board of Directors has concluded that Dr. Loren is qualified to serve as a member of the Board of Directors based upon his investment, business and scientific experience, in particular his experience as a sell-side and buy-side analyst in the biotechnology and related healthcare sectors and as a research chemist.

For information concerning the arrangement pursuant to which Dr. Loren was elected to the Board of Directors, see the disclosure below under the heading “Nominations for Director.”

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

The Board of Directors has concluded that Ms. Williams is qualified to serve as a member of the Board of Directors based upon her financial expertise, her experience with operations and her service as a chief financial officer and board member with other companies. She brings expertise to the Company in the areas of financial analysis and reporting, internal auditing and controls, and risk management oversight. Her board and audit committee roles at other public companies give her a broad perspective in the areas of financial reporting, and audit and Enterprise Risk Management. Her international training and experience with global corporations helps to guide the Company as its operations and activities have become more international.

CORPORATE GOVERNANCE

Board Leadership Structure

The roles of Chairman of the Board and Chief Executive Officer have been split by our Board of Directors. In accordance with our amended and restated bylaws, our Board of Directors elects our Chairman and our Chief Executive Officer, and each of these positions may be held by the same person or may be held by different people. The Board of Directors does not have a policy mandating that the roles of Chairman and Chief Executive Officer continue to be separated.

Board Role in Risk Oversight

Our Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational and strategic objectives, to improve long-term organizational performance and enhance stockholder value. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the company. The involvement of the full Board of Directors in understanding and supporting the Company’s business strategy is a key part of its assessment of the appropriate level of risk for the Company. In 2007, the Company initiated a formal enterprise risk management program (the “ERM program”) to identify, evaluate, monitor and manage the key risks affecting the Company. The Audit Committee has been charged with the primary oversight of management’s responsibility with respect to this program, and the Board of Directors has received periodic reports from management and the Audit Committee Chair regarding the ERM program. The Board of Directors also oversees the operation of the Company’s compliance program, including the application and enforcement of the Company’s Corporate Code of Business Conduct and Ethics that is targeted at principal areas of operational, ethical and legal risk for the Company’s operations, and is applicable to all employees, officers and directors of the Company.

While the Board of Directors oversees the Company’s enterprise-wide approach to risk management, various committees of the Board of Directors also have responsibility for risk management. The Audit Committee, in connection with its quarterly and annual review of the Company’s financial statements, receives reports from the Company’s Chief Financial Officer and the Company’s independent registered public accounting firm regarding significant risks and exposures and will assess management’s steps to minimize them. In setting compensation, the Compensation Committee reviews all compensation policies and practices for all employees to determine whether such policies and practices create risks that are reasonably likely to have a material adverse effect on the Company and report any critical risks to the Board of Directors. As noted above, the Company’s Audit Committee continues to be engaged with management respecting the Company’s ERM program and assisted with the identification of areas of high, medium and low risk. Areas classified as high risk include, but are not limited to, the areas of competition, reliance on government contracts, government outsourcing trends, management of growth, managing the consolidation of facilities, building a new CODIS laboratory, and attracting and retaining key personnel. The ERM program has been enhanced with the development of a formal, periodic reporting process with the Audit Committee which permits the on-going monitoring and reporting on new risks, changes in the classification of risks and the updating of management action plans to address risks so as to provide updated, periodic reporting to the Board of Directors to assist them with their risk oversight responsibilities.

The Board of Directors

Our Certificate of Incorporation and By-laws provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board of Directors currently consists of seven members, classified into three classes as follows:

•	The Class I directors are Mr. Davis and Dr. Loren, and their term will end at the 2013 annual meeting of stockholders;

•	The Class II directors are Mr. Bologna and Mr. Dalziel, and their term will end at the 2011 annual meeting of stockholders; and

•	The Class III directors are Dr. Hart and Ms. Williams, and their term will end at the 2012 annual meeting of stockholders.

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

Meetings and Committees of the Board of Directors

Meeting Attendance

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board, committee and stockholders’ meetings. During the fiscal year ended December 31, 2010, there were 15 meetings of our Board of Directors and each director serving during 2010 attended at least 75% of the aggregate of Board meetings and meetings of committees on which he or she served. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged to attend each annual meeting of stockholders. All but one of the directors serving as of November 9, 2010 attended the 2010 annual meeting of stockholders.

Committees of the Board of Directors

The Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Governance Committee to facilitate and assist the Board of Directors in the execution of its responsibilities. In accordance with the listing standards of the Nasdaq Stock Market LLC, these committees are comprised solely of non-employee, independent directors. Charters of the Audit Committee, Compensation Committee and Nominating and Governance Committee are available on our website at www.orchidcellmark.com by first clicking on the section for “Investor Relations” and then “Corporate Governance.” Committee charters are also available without charge, to any stockholder, upon written request, to the Corporate Secretary at Orchid, 4390 US Route One, Princeton, New Jersey 08540. The table below shows current membership of each of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of our Board of Directors:

Audit Committee	Compensation Committee	Nominating and Governance Committee

Bruce D. Dalziel	Bruce D. Dalziel*	Eugene Davis*

Stefan Loren	Eugene Davis	James M. Hart

Nicole S. Williams*	Stefan Loren	Nicole S. Williams

*	Committee Chairperson

Audit Committee. Our Audit Committee met seven times during fiscal 2010. Our Audit Committee’s role and responsibilities are set forth in a written charter and include the authority to retain and terminate the services of our independent registered public accounting firm, review annual consolidated financial statements, consider matters relating to accounting policy and internal controls, review the scope of annual audits and oversee the Company’s processes to assess and manage financial and enterprise risk. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by the Nasdaq Stock Market LLC, as such standards apply specifically to members of audit committees. Our Board of Directors has determined that Ms. Williams is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Compensation Committee. Our Compensation Committee met two times during fiscal 2010. Our Compensation Committee’s role and responsibilities are set forth in a written charter and include the authority to review, approve and make recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success, and to review all compensation policies and practices for all employees to determine whether such policies and practices create risks that are reasonably likely to have a material adverse effect on us and report any critical risks to the Audit Committee. The Compensation Committee is responsible for the determination of the compensation of our President and Chief Executive Officer, and conducts its decision making process with respect to that issue without the President and Chief Executive Officer present. The Compensation Committee also determines the compensation of our other executive officers and our directors. All members of the Compensation Committee satisfy the current independence standards promulgated by the SEC and by the Nasdaq Stock Market LLC, as such standards apply specifically to members of compensation committees.

Our Compensation Committee is charged with establishing a compensation policy for our executives and directors that is designed to attract and retain the best possible executive talent, to motivate them to achieve corporate objectives, and reward them for superior performance. Our Compensation Committee is also responsible for establishing and administering our executive compensation policies and equity compensation plans, including our Amended and Restated 2005 Stock Plan. The Compensation Committee meets at least two times per year and more often as necessary to review and make decisions with regard to executive compensation matters. As part of its review of executive compensation matters, the Compensation Committee may delegate any of the powers given to it to a subcommittee of the Compensation Committee.

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

Nominating and Governance Committee. Our Nominating and Governance Committee was formed in September 2010 and met one time during fiscal 2010. Our Nominating and Governance Committee’s role and responsibilities are set forth in a written charter and include the authority to evaluate candidates and nominate persons to stand for election to the Board of Directors or fill vacancies on the Board of Directors or newly created directorships. In addition, the Nominating and Governance Committee (a) identifies candidates to serve as directors and on committees of the Board of Directors, (b) annually reviews, for each director and nominee, the particular experience, qualifications, attributes or skills that contribute to the Board of Directors’ conclusion that the person should serve or continue to serve as a director of the Company, (c) determines desired Board of Directors member skills and attributes and conducts searches for prospective directors whose skills and attributes reflect those desired, and (d) considers bona fide candidates recommended by stockholders for nomination for election to the Board of Directors in accordance with procedures included in its charter.

See discussion below under the heading “Nominations for Directors” for more information.

Nominations for Director

In evaluating director nominees, the Nominating and Governance Committee considers the following factors:

•	integrity and ethical values;

•	commitment to promoting and enhancing the long term value of the Company for its stockholders;

•	absence of conflicts of interest;

•	fair and equal representation of all stockholders of the Company without favoring or advancing any particular stockholder;

•	demonstrated achievement of the nominee;

•	sound judgment and demonstrated ability to function effectively in an oversight role;

•	diversity of the Board of Directors;

•	understanding of the Company’s business;

•	available time to devote to the Board of Directors and its committees.

Other than the foregoing, there are no minimum criteria for director nominees, although the Nominating and Governance Committee may consider such other factors as it may deem are in the best interests of the Company and its stockholders. The Nominating and Governance Committee does not assign specific weights to, and a potential or incumbent director will not necessarily satisfy all of, the foregoing criteria. In evaluating a candidate, the Nominating and Governance Committee does not distinguish on the basis of whether the candidate was recommended by a stockholder. The Nominating and Governance Committee’s charter contains the diversity policy adopted by the Board of Directors. Under such policy, the Nominating and Governance Committee will consider issues of diversity in identifying and considering nominees for director, and will strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on the Board of Directors and its committees.

Our Nominating and Governance Committee’s charter contain provisions which address the process by which a stockholder may nominate an individual to submit to the Nominating and Governance Committee recommendations for nomination to the Company’s Board of Directors. This policy is set forth in the Company’s Nominating and Governance Committee charter, which is available on the Company’s website at www.orchidcellmark.com by first clicking on the section for “Investor Relations” and then “Corporate Governance.” Under this policy, the Nominating and Governance Committee considers director candidates recommended by stockholders who satisfy the notice, information and consent requirements set forth in the charter. To recommend a nominee for election to the Board of Directors, a stockholder must submit his or her recommendation to the Corporate Secretary at the Company’s principal executive offices at 4390 US Route One, Princeton, NJ 08540. A stockholder’s recommendation must be received by the Company (i) no later than one hundred twenty (120) days prior to the first anniversary of the date of the previous year’s proxy statement for the annual meeting of stockholders, or (ii) in the event that the date of the annual meeting of stockholders for the current year is more than thirty (30) days before or more than sixty (60) days after the anniversary date of the previous year’s annual meeting of stockholders, the submission of a recommendation by the stockholder will be considered timely if it is delivered not earlier than the close of business on the ninetieth (90th) day prior to the annual meeting of stockholders for the current year and not later than the close of business on the later of the sixtieth (60th) day prior to the annual meeting of stockholders for the current year, or (iii) the close of business on the tenth (10th) day following the day on which the Company makes a public announcement of the date of the annual meeting of stockholders for the current year.

A stockholder’s recommendation must be accompanied by, among other things, the following information with respect to a stockholder director nominee as specified in the Nominating and Governance Committee’s charter: (i) the name, age, business address and residence address of the recommended person, (ii) the principal occupation or employment of the recommended person during the past five years, (iii) the class and number of shares of the Company stock beneficially owned by the recommended person on such date, (iv) any transactions between the Company and the proposed nominee in excess of $120,000, (v) whether in the past ten years the recommended person has (1) filed for bankruptcy, (2) been convicted in a criminal proceeding or named subject of a criminal proceeding, (3) been found by any court of competent jurisdiction to have violated any Federal law or Federal commodities law, and such judgment or finding has not been subsequently reversed, suspended or vacated or (4) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any competent jurisdiction or of any Federal or state governmental or quasi-governmental agency, authority or commission enjoining him or her or otherwise limiting him or her from engaging in any type of business practice or in any activity in connection with the purchase or sale of any security or commodity, (vi) the consent of the recommended person to serve as a director of the Company in the event that he or she is elected, (vii) the relationship between the proposed nominee and the recommending stockholder, and (viii) a statement setting forth the qualifications of the nominee.

Prior to the formation of the Nominating and Governance Committee, the Board of Directors considered recommendations of potential candidates from current directors, management and stockholders, and also utilized the services of an executive search firm. In August 2009, the Board of Directors established a search committee comprised of our former Chairman of the Board, James Beery, Mr. Bologna and Ms. Williams to coordinate a search for director candidates who could assist us in advancing our objectives and are otherwise appropriately qualified to serve on the Board of Directors. As a result of this search, Dr. Hart was elected to the Board of Directors effective January 1, 2010 and Mr. Dalziel was elected to the Board of Directors effective April 1, 2010.

On April 1, 2010, we received a notice from Accipiter Life Sciences Fund, LP and certain of its affiliates for the nomination of three individuals, Eugene I. Davis, Gabe Hoffman and Stefan Loren, for election to our Board of Directors at the 2010 annual meeting of stockholders. On September 3, 2010, the Company executed an agreement with Accipiter Capital Management, LLC and certain affiliates (“Accipiter”), pursuant to which the Company agreed (i) not to nominate for re-election the then current Class I directors of the Company at the 2010 annual meeting of stockholders, (ii) two individuals proposed by Accipiter would be nominated for election at the 2010 annual meeting of stockholders, as members of the Company’s slate of directors, to serve as Class I directors of the Company for three-year terms ending in 2013, (iii) to invite certain major stockholders, other than Accipiter, to propose to the Board of Directors one individual for nomination for election to the Board of Directors at the 2010 annual meeting of stockholders, (iv) to recommend, support and solicit proxies for the election of the Accipiter nominees in the same manner as it has in respect of the Company’s nominees at previous annual meetings of stockholders, (v) to hold the 2010 annual meeting of stockholders in November 2010 and (vi) to hold the 2012 annual meeting of stockholders no earlier than June 2012.

Mr. Davis and Dr. Loren were proposed by Accipiter and subsequently nominated for election as directors of the Company pursuant to such agreement after the Nominating and Governance Committee and the Board of Directors found such candidates to be suitable, and elected as members of the Board of Directors on November 9, 2010. In addition, the Company and Accipiter have agreed that if at any time prior to the date that is six months after the one-year anniversary of the 2010 annual meeting of stockholders, if either of Mr. Davis and Dr. Loren resigns or is otherwise unable to serve as a director or is removed for cause as a director, Accipiter will have the right to designate and substitute a person or persons for appointment to the Board of Directors as a replacement director, subject to evaluation and determination by the remaining members of the Nominating and Governance Committee and the Board of Directors. If, at any time after the date that is six months after the one-year anniversary date of the 2010 annual meeting of stockholders, but prior to the Company’s 2013 annual meeting of stockholders, if either of Mr. Davis or Dr. Loren resigns or is otherwise unable to serve as a director or is removed for cause as a director, the Company shall notify Accipiter and give Accipiter five business days to recommend a person or persons for consideration by the Board of Directors and the Nominating and Governance Committee as a replacement director for such vacancy. The Board of Directors and the Nominating and Governance Committee shall not appoint a replacement director for such vacancy until it has reviewed any such recommendation of Accipiter.

The other major stockholders who were invited to propose an individual for nomination to the Board of Directors declined such invitation.

For more information on the terms contained in the agreement with Accipiter, see “Item 11. Executive Compensation—Executive Officer and Director Compensation—Director Compensation Policy” below.

Stockholder Communications with the Board of Directors

Generally, stockholders who have questions or concerns should contact our Investor Relations department at (609) 750-2324. However, any stockholders who wish to address questions regarding our business directly with the Board of Directors, or any individual director, should direct his or her questions in writing to the Chairman of the Board of Directors or any member of the Board of Directors at 4390 US Route One, Princeton, NJ, 08540, or via e-mail at ir@orchid.com.

The Board of Directors has instructed our Corporate Secretary to review all communications so received (via regular mail or e-mail), and to exercise his discretion not to forward to the Board of Directors correspondence that is inappropriate such as business solicitations, frivolous communications and advertising, routine business matters (i.e., business inquiries, complaints or suggestions) and personal grievances. However, any director may at any time request the Corporate Secretary to forward any and all communications received by the Corporate Secretary not forwarded to the directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on our review of copies of reports furnished to us, or written representations that no reports were required, we believe that during 2010 our executive officers, directors and 10% stockholders complied with all filing requirements of Section 16(a) in a timely manner.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics, which is our code of ethics applicable to all directors, managers and employees worldwide, embodies our global principles and practices relating to the ethical conduct of our business and our commitment to honesty, fair dealing and full compliance with all laws affecting our business. The text of the Code of Business Conduct and Ethics is available on our website at www.orchidcellmark.com by first clicking on the section for “Investor Relations” and then “Corporate Governance.” The Code of Business Conduct and Ethics is also available without charge, to any stockholder upon written request to the Corporate Secretary at Orchid Cellmark Inc., 4390 US Route One, Princeton, New Jersey 08540. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Business Conduct and Ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the Nasdaq Stock Market LLC.

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

Executive Officer and Director Compensation

Summary Compensation Table

The following table shows the compensation for the fiscal years ended December 31, 2010 and 2009 earned by (1) our President and Chief Executive Officer, (2) our Vice President and Chief Financial Officer, and (3) our Vice President and General Counsel.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Thomas A. Bologna President and Chief Executive Officer	2010 2009	581,950 565,000	293,800 —	(2)	184,926 180,880	(3) (5)	131,168 89,232	(4) (6)	1,191,844 835,112

James F. Smith Vice President and Chief Financial Officer	2010 2009	251,000 247,100	62,000 —	(2)	48,951 47,880	(7) (9)	10,048 5,866	(8) (10)	371,999 300,846

William J. Thomas Vice President and General Counsel	2010 2009	249,812 246,100	60,000 —	(2)	48,951 47,880	(11) (13)	5,469 4,641	(12) (14)	364,232 298,621

(1)	The amounts reported in the Option Awards column represent the aggregate grant date fair value of the stock options computed in accordance with ASC Topic 718 granted to our named executive officers during 2010 and 2009. The grant date fair value of performance awards is determined based on the probable outcome of such performance conditions as of the grant date. Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made in calculating the aggregate grant date fair value amounts for the options granted in 2010 and 2009 are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, filed with the SEC on March 15, 2011.
(2)	Represents a cash bonus for performance during 2010, which was paid in 2011.
(3)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Bologna to purchase 170,000 shares of Common Stock on May 26, 2010.
(4)	Consists of $4,900 of matching contributions under our 401(k) plan, $29,097 of contributions by us into our Executive Deferred Compensation Plan for the benefit of Mr. Bologna, $5,148 in life insurance premiums paid by us for a life insurance policy to benefit Mr. Bologna, $52,851 in relocation and related expenses and $39,172 in tax gross-ups.
(5)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Bologna to purchase 170,000 shares of Common Stock on June 25, 2009.
(6)	Consists of $4,900 of matching contributions under our 401(k) plan, $28,250 of contributions by us into our Executive Deferred Compensation Plan for the benefit of Mr. Bologna, $4,496 in life insurance premiums paid by us for a life insurance policy to benefit Mr. Bologna, $25,000 in relocation and related expenses and $26,586 in tax gross-ups.
(7)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Smith to purchase 45,000 shares of Common Stock on May 26, 2010.
(8)	Consists of $4,900 of matching contributions under our 401(k) plan and $5,148 in life insurance premiums paid by us for a life insurance policy for the benefit of Mr. Smith.
(9)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Smith to purchase 45,000 shares of Common Stock on June 25, 2009.
(10)	Consists of $4,900 of matching contributions under our 401(k) plan and $966 in life insurance premiums paid by us for a life insurance policy for the benefit of Mr. Smith.
(11)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Thomas to purchase 45,000 shares of Common Stock on May 26, 2010.

(12)	Consists of $3,675 of matching contributions under our 401(k) plan and $1,794 in life insurance premiums paid by us for a life insurance policy for the benefit of Mr. Thomas.
(13)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Thomas to purchase 45,000 shares of Common Stock on June 25, 2009.
(14)	Consists of $3,675 of matching contributions under our 401(k) plan and $966 in life insurance premiums paid by us for a life insurance policy for the benefit of Mr. Thomas.

Discussion of Summary Compensation Table

The terms of Mr. Bologna’s compensation are derived from our employment agreement with him (further described below) and the annual performance review by our Compensation Committee. The terms of Mr. Bologna’s employment agreement with us were the result of extensive negotiations between us and Mr. Bologna and were approved by our Board of Directors. Annual salary increases, annual equity awards and cash bonuses, if any, for Mr. Bologna are determined by the Board of Directors, after the recommendation from the Compensation Committee. The terms of our other named executive officers’ compensation are derived from our employment agreement with each executive (further described below), which terms were the result of negotiations with each executive. Annual salary increases, annual equity awards and cash bonuses, if any, for these executives are determined by the Compensation Committee based upon the recommendation of Mr. Bologna.

Base Salary

Effective April 1, 2010, the annual base salaries of Mr. Bologna, Mr. Smith, and Mr. Thomas were $587,600 (increased from $565,000), $252,300 (increased from $247,000), and $251,050 (increased from $246,000), respectively.

Bonuses

In February 2010, the Compensation Committee definitively established 2010 goals and objectives for our executive officers. Bonus awards for 2010 performance, which were paid in 2011 and are reflected in the Summary Compensation Table, were based on a subjective review of each executive officer’s performance and achievement of the following corporate objectives:

•	comparing actual 2010 financial performance to the Company’s business plan, including revenue, gross margin and cash position;

•	reducing certain outside legal expenses;

•	reducing certain intellectual property expenses;

•	realizing a specific level of revenue per reporting officer in the United Kingdom;

•	realizing a specific level of revenue from U.S. forensic casework;

•	realizing a specific level of revenue from the National Procurement Plan in the United Kingdom or secure non-procurement business to make up for the shortfall;

•	pursuing acquisition candidates; and

•

completing the consolidation of the operations of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility and the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility by the projected dates in 2010 and within the restructuring cost projections.

The Compensation Committee determined to award Mr. Bologna 100% of his target bonus (50% of his 2010 base salary), Mr. Smith approximately 98% of his target bonus (25% of his 2010 base salary), and Mr. Thomas approximately 96% of his target bonus (25% of his 2010 base salary).

Option Awards

All of the stock option awards granted in 2010 to our named executive officers were granted on May 26, 2010 under our Amended and Restated 2005 Stock Plan and in accordance with our practice of making annual stock option awards as part of our overall annual review process. All option awards were granted with an exercise price per share equal to the closing price of our Common Stock on the Nasdaq Global Market on May 25, 2010 (the day prior to the grant date). Subject to the terms and conditions of the Amended and Restated 2005 Stock Plan and the option agreements issued in connection with these grants, these options vest in equal monthly installments over four years following the date of grant.

Employment Agreements with Named Executive Officers

Employment Agreement with Thomas A. Bologna

On March 8, 2006, we entered into an employment agreement with Thomas A. Bologna to serve as our President and Chief Executive Officer effective April 25, 2006. The employment agreement is for a four-year term and automatically renews for additional four-year terms unless either party gives notice of non-renewal to the other party at least 18 months prior to the expiration of the then current term. Mr. Bologna’s annual base salary was $587,600 in 2010, and he has a bonus target each year of 50% of his base salary, based primarily on performance measures. We also contribute an additional 5% of Mr. Bologna’s annual base salary to the Executive Deferred Compensation Plan for his benefit. Pursuant to the employment agreement, Mr. Bologna (i) received a signing bonus of $100,000, which was subject to pro rata repayment if Mr. Bologna’s employment was terminated for certain reasons within the first year of joining the Company, (ii) was granted an option to purchase 600,000 shares of our Common Stock at an exercise price equal to $4.53 per share, and (iii) was granted 100,000 shares of our Common Stock at no cost to Mr. Bologna based upon Mr. Bologna’s performance. In addition, we agreed to purchase life insurance on Mr. Bologna in the face amount of not less than $2,000,000 for a beneficiary designated by him.

In connection with his employment, Mr. Bologna relocated to the Princeton, New Jersey area in 2007. We reimbursed Mr. Bologna $52,851 in 2010 for certain relocation expenses, which are subject to pro rata repayment in certain circumstances. We also made an additional gross-up payment to Mr. Bologna of $39,172 in 2010 in order to pay income tax imposed on him because certain payments made to Mr. Bologna under the employment agreement are deemed compensation to Mr. Bologna.

Waiver and Release with Mr. Bologna

In connection with the Merger Agreement, we and Mr. Bologna executed a waiver and release, dated April 5, 2011, relating to certain potential claims related to stock options (the “Waiver and Release”). Under the Waiver and Release, provided that (i) the Acceptance Time (as defined in the Merger Agreement) occurs within 120 days (or 210 days, if the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, is applicable to the tender offer) of execution of the Waiver and Release and (ii) Mr. Bologna receives all consideration to which he is otherwise entitled under his employment agreement and stock option agreements and in connection with the tender offer, then, with regard only to Mr. Bologna’s stock options granted under his employment agreement and stock option agreements with exercise prices that are higher than the $2.80 per share tender offer price (the “Subject Option Awards”), Mr. Bologna waives and releases us from all claims for compensation with respect to such Subject Option Awards or to exercise such Subject Option Awards after the consummation of the transactions contemplated by the Merger Agreement.

Employment Agreement with James F. Smith

On October 5, 2007, we entered into an employment agreement with James F. Smith to serve as our Vice President and Chief Financial Officer effective October 5, 2007. The employment agreement is for a three-year term and automatically renews for additional one-year terms unless either party gives notice of non-renewal to the other party at least three months prior to the expiration of the then current term. Mr. Smith’s annual base salary was $252,300 in 2010, and he has a bonus target each year of 25% of his base salary, based primarily on performance measures. Pursuant to the employment agreement, Mr. Smith (i) was granted an option to purchase 75,000 shares of our Common Stock at an exercise price equal to $5.54 per share and (ii) was required to purchase $10,000 of our Common Stock in the open-market within six months after his commencement of employment, subject to compliance with our insider trading policy and applicable securities laws.

Employment Agreement with William J. Thomas

On November 19, 2007, we entered into an employment agreement with William J. Thomas to serve as our Vice President and General Counsel effective November 19, 2007. The employment agreement is for a three-year term and automatically renews for additional one-year terms unless either party gives notice of non-renewal to the other party at least three months prior to the expiration of the then current term. Mr. Thomas’ annual base salary was $251,050 in 2010, and he has a bonus target each year of 25% of his base salary, based primarily on performance measures. Pursuant to the employment agreement, Mr. Thomas (i) was granted an option to purchase 75,000 shares of our Common Stock at an exercise price equal to $4.59 per share and (ii) received a signing bonus of $10,000, which was subject to full repayment if

Mr. Thomas’ employment was terminated for certain reasons within the first six months of joining the Company and was subject to 50% repayment if Mr. Thomas’ employment was terminated for certain reasons within the first year of employment.

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

In addition, we have entered into certain agreements and maintain certain plans that may require us to make additional payments and/or provide additional benefits to the individuals named in the Summary Compensation Table in the event of a termination of employment or a change of control of the Company.

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

Executive Deferred Compensation Plan

Benefits under our Executive Deferred Compensation Plan are typically paid six months after termination in order to comply with Section 409A of the Internal Revenue Code. Benefits can be received either as a lump sum payment or in annual installments as designated by the executive at or prior to the time of deferral.

Termination and Change of Control Arrangements with Thomas A. Bologna, President and Chief Executive Officer

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

Under the employment agreement, “cause” means that Mr. Bologna has (i) intentionally committed an act or omission that materially harms us, (ii) been grossly negligent in performance of his duties to us, (iii) committed an act of moral turpitude, (iv) committed an act of fraud or material dishonesty in discharging his duties to us, (v) breached any material provision of the employment agreement or any nondisclosure or non-competition agreement between us and Mr. Bologna that results in material harm to us, or (vi) breached any material provision of any code of conduct or ethics policy in effect at the Company that results in material harm to us; provided, that in the case of subparagraph (ii) where such gross negligence and the effects of such gross negligence are capable of remedy by Mr. Bologna, there shall be no cause unless we provide Mr. Bologna with written notice reasonably detailing the purported basis for the cause and Mr. Bologna fails to remedy within 30 days after his receipt of such notice.

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

Under the employment agreement, a “change of control” shall occur on the date that either of the following occurs: (i) any “Person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of our securities representing more than 50% of the total voting power represented by our then outstanding voting securities (excluding for this purpose our company or its affiliated entities or any of our executive benefit plans) or (ii) a merger or consolidation of the Company whether or not approved by our Board of Directors, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) at least 50% of the total voting power represented by our voting securities or the voting securities of such surviving entity or parent of such corporation outstanding immediately after such merger or consolidation, or the consummation of an agreement for the sale or disposition of all or substantially all of our assets.

Termination and Change of Control Arrangements with James F. Smith, Vice President and Chief Financial Officer

Pursuant to our employment agreement with Mr. Smith, in the event of a change of control, all stock options held by Mr. Smith which have not previously vested shall immediately vest and become fully exercisable.

If Mr. Smith’s employment under his employment agreement is terminated by us for cause, or death or disability, or the term of the employment agreement expires, we will pay to Mr. Smith his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses. If Mr. Smith’s employment under the employment agreement is terminated by us without cause, but not as a result of a change of control, then (i) we will pay to Mr. Smith his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses, and (ii) we will pay Mr. Smith severance consisting of a payment either, in accordance with our usual payroll practices, in a lump sum or in up to four payments within six months after his termination in an amount equal to six months base salary. If Mr. Smith’s employment under his employment agreement is terminated by us within nine months following a change of control, and provided Mr. Smith is not offered employment with any successor or surviving entity at substantially equal or better terms and conditions, then we will pay Mr. Smith severance equal to 18 months base salary, in accordance with our usual payroll practices, in a lump sum or in up to four payments within 18 months.

Under the employment agreement, “cause” means that Mr. Smith has (i) intentionally committed an act or omission that materially harms us, (ii) been grossly negligent in performance of his duties to us, (iii) committed an act of moral turpitude, (iv) committed an act of fraud or material dishonesty in discharging his duties to us, (v) breached any material provision of the employment agreement or any nondisclosure or non-competition agreement between us and Mr. Smith that results in material harm to us, or (vi) breached any provision of any code of conduct or ethics policy in effect at the Company; provided, that in the case of subparagraph (ii) where such gross negligence and the effects of such gross negligence are capable of remedy by Mr. Smith, there shall be no cause unless we provide Mr. Smith with written notice reasonably detailing the purported basis for the cause and Mr. Smith fails to remedy within 30 days after his receipt of such notice.

Under the employment agreement, a “change of control” shall occur on the date that either of the following occurs: (i) any “Person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of our securities representing more than 50% of the total voting power represented by our then outstanding voting securities (excluding for this purpose our company or its affiliated entities or any of our employee benefit plans) or (ii) a merger or consolidation of the Company whether or not approved by our Board of Directors, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) at least 50% of the total voting power represented by our voting securities or the voting securities of such surviving entity or parent of such corporation outstanding immediately after such merger or consolidation, or the consummation of an agreement for the sale or disposition of all or substantially all of our assets.

Termination and Change of Control Arrangements with William J. Thomas, Vice President and General Counsel

Pursuant to our employment agreement with Mr. Thomas, in the event of a change of control, all stock options held by Mr. Thomas which have not previously vested shall immediately vest and become fully exercisable.

If Mr. Thomas’ employment under his employment agreement is terminated by us for cause, or death or disability, or the term of the employment agreement expires, we will pay to Mr. Thomas his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses. If Mr. Thomas’ employment under the employment agreement is terminated by us without cause, then (i) we will pay to Mr. Thomas his accrued but unpaid salary, his accrued unused vacation and his unreimbursed expenses, and (ii) we will pay Mr. Thomas severance consisting of a payment either, in accordance with our usual payroll practices, in a lump sum or in up to four payments within six months after his termination in an amount equal to six months base salary.

Under the employment agreement, “cause” means that Mr. Thomas has (i) intentionally committed an act or omission that materially harms us, (ii) been grossly negligent in performance of his duties to us, (iii) committed an act of moral turpitude, (iv) committed an act of fraud or material dishonesty in discharging his duties to us, (v) breached any material provision of the employment agreement or any other agreement with the Company that results in material harm to us, or (vi) breached any provision of any code of conduct or ethics policy in effect at the Company; provided, that in the case of subparagraph (ii) where such gross negligence and the effects of such gross negligence are capable of remedy by Mr. Thomas, there shall be no cause unless we provide Mr. Thomas with written notice reasonably detailing the purported basis for the cause and Mr. Thomas fails to remedy within 30 days after his receipt of such notice.

Under the employment agreement, a “change of control” shall occur on the date that either of the following occurs: (i) any “Person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of our securities representing more than 50% of the total voting power represented by our then outstanding voting securities (excluding for this purpose our company or its affiliated entities or any of our employee benefit plans) or (ii) a merger or consolidation of the Company whether or not approved by our Board of Directors, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) at least 50% of the total voting power represented by our voting securities or the voting securities of such surviving entity or parent of such corporation outstanding immediately after such merger or consolidation, or the consummation of an agreement for the sale or disposition of all or substantially all of our assets.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options outstanding on December 31, 2010, the last day of our most recently completed fiscal year, to each of the individuals named in the Summary Compensation Table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas A. Bologna	600,000	—		4.53	4/25/16
	90,625	54,375	(1)	3.03	6/05/18
	170,000	—		1.54	6/25/19
	24,792	145,208	(2)	1.64	5/26/20

James F. Smith	59,375	15,625	(3)	5.54	10/31/17
	15,734	9,441	(4)	3.03	6/05/18
	45,000	—		1.54	6/25/19
	6,563	38,437	(5)	1.64	5/26/20

William J. Thomas	57,813	17,187	(3)	4.59	11/19/17
	12,778	7,667	(6)	3.03	6/05/18
	45,000	—		1.54	6/25/19
	6,563	38,437	(5)	1.64	5/26/20

(1)	This option vests as to 3,021 shares on a monthly basis.
(2)	This option vests as to 3,542 shares on a monthly basis
(3)	This option vests as to 1,562 shares on a monthly basis.
(4)	This option vests as to 524 shares on a monthly basis.
(5)	This option vests as to 938 shares on a monthly basis.
(6)	This option vests as to 426 shares on a monthly basis.

Director Compensation Table

The following table sets forth a summary of the compensation earned by our directors for the fiscal year ended December 31, 2010, other than Thomas A. Bologna, our President and Chief Executive Officer.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
James Beery(2)	44,500	—		44,500
Eugene I. Davis(3)	—	—		—
Bruce D. Dalziel(4)	22,426	102,498	(5)	124,924
James M. Hart, Ph.D.(6)	23,470	74,242	(7)	97,712
Sidney M. Hecht, Ph.D.(8)	33,500	—		33,500
Stefan Loren, Ph.D.(9)	—	—		—
Kenneth D. Noonan, Ph.D.(10)	23,500	—		23,500
Nicole S. Williams(11)	38,000	—		38,000

(1)	The amounts reported in the Option Awards column represent the aggregate grant date fair value of the stock options computed in accordance with ASC Topic 718 granted to our directors during 2010. Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made in calculating the aggregate grant date fair value amounts for the options granted in 2010 are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, filed with the SEC on March 15, 2011.

(2)	Mr. Beery served as a member of our Board of Directors and as Chairman during 2010 and did not stand for re-election at the 2010 annual stockholders meeting.
(3)	Mr. Davis was elected to the Board of Directors effective November 9, 2010. As of December 31, 2010, Mr. Davis held no options to purchase shares of Common Stock.
(4)	Mr. Dalziel was elected to the Board of Directors effective April 1, 2010.
(5)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Mr. Dalziel to purchase 61,882 shares of Common Stock on April 1, 2010 ($77,167 grant date fair value) and 18,439 shares of Common Stock on May 5, 2010 ($25,331 grant date fair value). As of December 31, 2010, Mr. Dalziel held options to purchase 80,321 shares of Common Stock, of which 13,003 were vested.
(6)	Dr. Hart was elected to the Board of Directors effective January 1, 2010.
(7)	Represents the aggregate grant date fair value of options computed in accordance with ASC Topic 718 granted to Dr. Hart to purchase 64,157 shares of Common Stock on January 1, 2010. As of December 31, 2010, Dr. Hart held options to purchase 64,157 shares of Common Stock, of which 19,604 were vested.
(8)	Dr. Hecht served as a member of our Board of Directors during 2010 and did not stand for re-election at the 2010 annual stockholders meeting.
(9)	Dr. Loren was elected to the Board of Directors effective November 9, 2010. As of December 31, 2010, Dr. Loren held no options to purchase shares of Common Stock.
(10)	Dr. Noonan served as a member of our Board of Directors during 2010 and did not stand for re-election at the 2010 annual stockholders meeting.
(11)	As of December 31, 2010, Ms. Williams held options to purchase 182,666 shares of Common Stock, of which 151,229 were vested.

Director Compensation Policy

Mr. Bologna, our President and Chief Executive Officer, is not paid any fees or other compensation for services as a member of our Board of Directors or of any committee of our Board of Directors.

On September 3, 2010, Accipiter and the Company entered into an agreement, pursuant to which the Company agreed, as soon as practicable following the 2010 annual meeting of stockholders, to engage a third party compensation consultant to conduct a director compensation study and to implement compensation and stock ownership guidelines based upon the recommendations of such study, subject to the review and approval of the recommendations by the Board of Directors. Compensation guidelines shall evaluate the compensation of directors over an entire three-year term of service. Stock ownership guidelines shall take into account the time of service of each member of the Board. Any failure of a member of the Board of Directors to comply with the new guidelines may not be remedied through the grant by the Company of additional shares of restricted stock or options, nor through the payment by the Company for future or past services in lieu of cash. The guidelines will obligate all members of the Board to be in compliance with said guidelines within the earlier of nine months of the adoption by the Board of the guidelines or the date of the 2011 annual meeting of stockholders of the Company. The Company also agreed that no additional equity compensation will be issued to non-executive directors of the Company until the compensation study is completed.

Cash Compensation

The non-employee members of our Board of Directors are entitled to receive cash compensation in accordance with the following schedule:

Board of Directors:
Annual retainer-Chairperson	$25,000
Annual retainer-Director	$12,500
In person meeting fee	$3,000
Telephonic meetings will be paid at the prorated level of $500 per hour.

Audit Committee:
Annual retainer-Chairperson	$5,000
Annual retainer-committee members	$1,500
In person meeting fee	$1,000
In person meeting fee (meetings held on days separate from full Board meeting)	$3,000
Telephonic meetings will be paid at the prorated level of $500 per hour.

Compensation Committee:

No annual retainer to be paid to Compensation Committee Chairperson or members.
In person meeting fee	$1,000
In person meeting fee (meetings held on days separate from full Board meeting)	$3,000
Telephonic meetings will be paid at the prorated level of $500 per hour.

Nominating and Governance Committee:
No annual retainer to be paid to Compensation Committee Chairperson or members.
In person meeting fee	$1,000
In person meeting fee (meetings held on days separate from full Board meeting)	$3,000
In person interview of Board candidate (where Committee member travels to meet candidate)	$2,000
Telephonic meetings will be paid at the prorated level of $500 per hour.

Unless otherwise approved by the Board of Directors, any other committees of the Board of Directors shall be treated at the same level of the Compensation Committee.

Equity Compensation

Pursuant to the agreement with Accipiter entered into on September 3, 2010, the Company agreed that no additional equity compensation will be issued to non-executive directors of the Company until a compensation study is completed after the 2010 annual meeting of stockholders. Prior to the execution of the agreement, non-employee members of the Board of Directors and committee members automatically received stock option grants both upon initially joining the Board of Directors or a committee thereof and on an annual basis in accordance with the following schedule, which grants were non-qualified stock options under our Amended and Restated 2005 Stock Plan, which typically vested in monthly increments over three years:

Board of Directors:
Initial grant	$100,000
Annual grant	$75,000

(1)	The number of options is determined based on 30-day trailing average stock price (i.e., $100,000 divided by the 30-day trailing average stock price on date of grant).
(2)	Exercise price shall be equal to fair market value on date of grant as determined pursuant to the equity compensation plan under which the options are granted.
(3)	After initial grant, director(s) must be in position for at least 3 months before qualifying for any annual grant.

Audit Committee:
Initial/annual grant-Chairperson	$35,000
Initial/annual grant-committee members	$25,000

(1)	The number of options is determined based on 30-day trailing average stock price (i.e., $35,000 divided by the 30-day trailing average stock price on date of grant).
(2)	Exercise price shall be equal to fair market value on date of grant as determined pursuant to the equity compensation plan under which the options are granted.
(3)	After initial grant, director(s) must be in position for at least 3 months before qualifying for any annual grant.

Compensation Committee:
Initial/annual grant-Chairperson	$15,000
Initial/annual grant-committee members	$10,000

(1)	The number of options is determined based on 30-day trailing average stock price (i.e., $15,000 divided by the 30-day trailing average stock price on date of grant).
(2)	Exercise price shall be equal to fair market value on date of grant as determined pursuant to the equity compensation plan under which the options are granted.
(3)	After initial grant, director(s) must be in position for at least 3 months before qualifying for any annual grant.

Expense Reimbursement

We reimburse each member of our Board of Directors who is not an employee for reasonable travel and other expenses in connection with attending meetings of the Board of Directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Common Stock as of April 15, 2011, except as otherwise noted, for (a) each stockholder known by the Company to own beneficially more than 5% of the Company’s Common Stock; (b) each of our directors; (c) each executive officer named in the Summary Compensation Table above; and (d) all current directors and executive officers of the Company as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within the 60-day period following April 15, 2011 pursuant to the exercise of options, warrants, or rights to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 29,992,186 shares of Common Stock outstanding as of April 15, 2011. The amounts set forth below give effect to the accelerated vesting of stock options that will result from the transactions contemplated by the Agreement and Plan of Merger, dated as of April 5, 2011, by and among Laboratory Corporation of America Holdings, OCM Acquisition Corp. and the Company. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by these stockholders. Unless otherwise indicated, the address for each director and executive officer is c/o Orchid Cellmark Inc., 4390 U.S. Route One, Princeton, New Jersey 08540.

	Amount and Nature of Beneficial Ownership
	Common Stock
5% Holders, Directors and Executive Officers	Number (1)		Percent
Bridger Management, LLC 90 Park Avenue, 40th Floor New York, NY 10016 (2)	3,962,179	(3)	13.2%

Accipiter Capital Management LLC 666 5th Avenue, 35th Floor New York, NY 10103 (4)	3,923,498	(3)	13.1%

Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	2,325,522	(3)	7.8%

Samana Capital L.P. 283 Greenwich Avenue Greenwich, CT 06830 (5)	2,145,798	(3)	7.2%
Thomas A. Bologna (6)	1,249,478		4.0%
Bruce D. Dalziel (7)	80,321		*
Eugene I. Davis	—		*
James M. Hart, Ph.D. (7)	64,157		*
Stefan Loren, Ph.D (8)	2,000		*
James F. Smith (9)	193,275		*
William J. Thomas (10)	186,445		*
Nicole S. Williams (7)	182,666		*
All current directors and executive officers as a group (nine persons) (11)	2,106,842		6.6%

*	Represents beneficial ownership of less than 1% of the Common Stock outstanding.
(1)	Attached to each share of Common Stock is a preferred share purchase right to acquire one one-hundredth of a share of our series A junior participating preferred stock, par value $0.001 per share, which preferred share purchase rights are not presently exercisable.
(2)	Represents shares of Common Stock held by accounts managed by Bridger Management, LLC. Robert C. Mignone is the managing member of each of Bridger Management, LLC. As a result, Mr. Mignone and Bridger Management, LLC may be deemed to be the beneficial owners of all shares managed by Bridger Management, LLC. One of the accounts managed by Bridger Management, LLC, Swiftcurrent Offshore, Ltd., located at Cayman Corporate Centre, 27 Hospital Road, P.O. Box 1748GT, George Town, Grand Cayman, Cayman Islands, beneficially owns 2,471,579 shares of such Common Stock, or 8.2% of the outstanding shares of Common Stock.

(3)	The number of shares is based on the most recent filing with the SEC by the stockholder.
(4)	Represents shares owned by Accipiter Life Sciences Fund, LP (“ALSF”) and Accipiter Life Sciences Fund (Offshore), Ltd. (“Offshore”). Accipiter Capital Management, LLC (“Management”) is the investment manager of Offshore. Candens Capital, LLC (“Candens”) is the general partner of ALSF. Gabe Hoffman is the managing member of each of Management and Candens. As a result, Gabe Hoffman, Management and Candens may be deemed to be the beneficial owners of all shares held by ALSF and Offshore. Each of ALSF, Offshore, Management, Candens and Mr. Hoffman disclaims beneficial ownership of the securities beneficially owned by Accipiter and the other members of the group except to the extent of his or its pecuniary interest therein.
(5)	Morton Holdings, Inc. (“MH”) is the general partner of Samana Capital, L.P. Each of MH and Philip B. Korsant may be deemed to beneficially own the Common Stock as a result of the direct or indirect power to vote or dispose of such stock.
(6)	Includes 5,626 shares of Common Stock held by the Thomas A. Bologna and Kathy M. Bologna Trust (the “Bologna Trust”) and 1,085,000 shares of Common Stock subject to options. Mr. Bologna shares voting and investment power over the shares held by the Bologna Trust.
(7)	Represents shares of Common Stock subject to options.
(8)	Represents shares of outstanding Common Stock.
(9)	Includes 190,175 shares of Common Stock subject to options.
(10)	Consists of 1,000 shares of Common Stock held in Mr. Thomas’ IRA and 185,445 shares of Common Stock subject to options.
(11)	Consists of the securities described in footnotes 6-10 and 8,500 shares of outstanding Common Stock and 140,000 shares of Common Stock subject to options held by one executive officer not named in the table.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders 1995 Stock Incentive Plan	100,163	9.48	—
Amended and Restated 2005 Stock Plan	2,994,353	3.40	647,550
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,094,512	3.60	647,550

(1)	Includes options to purchase 373,085 shares of our Common Stock issued under the plans that were cancelled between December 31, 2010 and March 31, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy for Approval of Related Person Transactions

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

For purposes of these procedures, “immediate family members” means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law, and any person (other than a tenant or employee) sharing the household with the executive officer, director or 5% beneficial owner.

Transactions with Related Persons

Except as otherwise described in this Annual Report on Form 10-K, as amended, we are not now, nor have we been since the beginning of 2009, party to any transaction or series of similar transactions in which the amount involved exceeded or exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

In accordance with the rules and regulations of the Nasdaq Stock Market LLC, our Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence under the definition promulgated by the Nasdaq Stock Market LLC.

Based on these standards, the Board of Directors has determined that each of the following non-employee directors is an “independent director” as defined by the Nasdaq Stock Market LLC and has no relationship with us, except as a director and/or stockholder: Mr. Dalziel, Mr. Davis, Dr. Hart, Dr. Loren and Ms. Williams.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2009 and December 31, 2010, respectively, and fees billed for other services rendered by Grant Thornton LLP during those respective periods.

	2009	2010
Audit fees	$610,249	$436,782
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

Total	$610,249	$436,782

Audit Fees

Fees incurred by us for professional services rendered by Grant Thornton LLP for the audit of the annual consolidated financial statements included in our Annual Report on Form 10-K, for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and for the audit of internal control over financial reporting required under the Sarbanes-Oxley Act of 2002 were $610,249 and $436,782 for 2009 and 2010, respectively.

Audit-Related Fees

We paid no audit-related fees to Grant Thornton LLP in 2009 and 2010.

Tax Fees

We paid no fees associated with tax compliance and tax consultation to Grant Thornton LLP in 2009 and 2010.

All Other Fees

We paid no other fees to Grant Thornton LLP in 2009 and 2010.

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

(1) Financial Statements.

Item 15(1) is not being amended by this Amendment No. 1 to Annual Report on Form 10-K/A, and no financial statements are being filed with this Amendment No. 1 to Annual Report on Form 10-K/A. Please see Item 15(1) of our Annual Report on Form 10-K for the year ended December 31, 2010, which we filed with the SEC on March 15, 2011.

(2) Financial Statement Schedules.

Item 15(2) is not being amended by this Amendment No. 1 to Annual Report on Form 10-K/A, and no financial statement schedules are being filed with this Amendment No. 1 to Annual Report on Form 10-K/A. Please see Item 15(2) of our Annual Report on Form 10-K for the year ended December 31, 2010, which we filed with the SEC on March 15, 2011.

(3) Exhibits.

The following is a list of exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated April 5, 2011, by and among Laboratory Corporation of America Holdings, OCM Acquisition Corp., and the Registrant (filed as Exhibit 2.1).

3.1(2)	Restated Certificate of Incorporation of the Registrant, dated May 10, 2000 (filed as Exhibit 3.1).

3.2(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 12, 2001 (filed as Exhibit 3.2).

3.3(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 14, 2002 (filed as Exhibit 3.3).

3.4(3)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated March 30, 2004 (filed as Exhibit 4.10).

3.5(3)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 14, 2005 (filed as Exhibit 4.11).

3.6(2)	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, dated August 1, 2001 (filed as Exhibit 3.4).

3.7(4)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, dated March 31, 2003 (filed as Exhibit 3.1).

3.8(5)	Third Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1).

4.1(6)	Specimen certificate for share of common stock (filed as Exhibit 4.1).

4.2(7)	Rights Agreement, dated as of July 27, 2001, by and between the Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock, $0.001 par value, as Exhibit A, the form of rights certificate as Exhibit B and the summary of rights to purchase Series A Junior Participating Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed rights certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (filed as Exhibit 4.1).

4.3(4)	First Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated as of March 31, 2003 (filed as Exhibit 10.3).

Exhibit Number	Description

4.4(1)	Second Amendment, dated April 5, 2011, to Rights Agreement, dated as of July 27, 2001, as amended on March 31, 2003, between the Registrant and American Stock Transfer & Trust Company, as rights agent (filed as Exhibit 4.1).

10.1(8)††	1995 Stock Incentive Plan, as amended, including form of stock option certificate for incentive and non-statutory stock options (filed as Exhibit 10.1).

10.2(8)††	2000 Employee, Director, Consultant Stock Plan, including form of stock option agreement for non-statutory and incentive stock options (filed as Exhibit 10.2).

10.3(9)††	The Amended and Restated 2005 Stock Plan and the form of stock option agreement for non-statutory and incentive stock options (filed as Exhibits 99.1, 99.2 and 99.3, respectively).

10.4(8)††	Executive Benefit Program, including Executive Deferred Compensation Plan and Executive Severance Plan (filed as Exhibit 10.3).

10.5(10)††	Lifecodes Corporation 1992 Employee Stock Option Plan (filed as Exhibit 99.2).

10.6(10)††	Lifecodes Corporation 1995 Employee Stock Option Plan (filed as Exhibit 99.3).

10.7(10)††	Lifecodes Corporation 1998 Stock Plan (filed as Exhibit 99.4).

10.8(11)†	Commercial Services Agreement effective September 17, 2001 between the Registrant and the Department of Environment, Food and Rural Affairs (filed as Exhibit 10.22).

10.9(11)†	Amended Patent Assignment and License Agreement dated July 7, 2003 by and between the Registrant, GeneCo Pty Ltd, Diatech Pty Ltd and Queensland University of Technology (filed as Exhibit 10.25).

10.10(11)†	Exclusive Patent License Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.26).

10.11(11)†	Settlement Agreement dated August 6, 2002 between the Registrant and Saint Louis University (filed as Exhibit 10.27)

10.12(11)	Amendment No. 1 to Settlement Agreement dated October 1, 2003 between the Registrant and Saint Louis University (filed as Exhibit 10.28).

10.13(12)††	Director Compensation Policy, effective January 1, 2004 (filed as Exhibit 10.18).

10.14(13)	NWI Lease Agreement between the Registrant and NWI Warehouse Group L.P. dated February 15, 1996 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.1).

10.15(13)	Lease Agreement Amendment No. 1 between the Registrant and Duke-Weeks Realty L.P. dated January 23, 2001 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.2).

10.16(13)	Lease Agreement Amendment No. 2 between the Registrant and Duke Realty Limited Partnership dated August 8, 2005 for the facility located at 1400 Donelson Pike, Suite A-15, Nashville, Tennessee, 37217 (filed as Exhibit 10.3).

10.17(13)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective October 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.4).

10.18(13)	Lease Agreement between the Registrant and Valwood Service Center I, Ltd. effective December 15, 2005 for the facility located at 13988 Diplomat Drive, Suite 100, Farmers Branch, Texas, 75234 (filed as Exhibit 10.5).

Exhibit Number	Description

10.19(14)††	Employment Agreement dated March 8, 2006 between the Registrant and Thomas A. Bologna (filed as Exhibit 99.1).

10.20(15)	Letter Agreement by and between College Road Associates, Limited Partnership and the Registrant, dated January 18, 2005 (filed as Exhibit 10.27).

10.21(15)	Amendment No. 1 to Lease Agreement by and between Bellemead Development Corporation and the Registrant, dated November 1, 2005 (filed as Exhibit 10.28).

10.22(15)†	Letter Agreement and Product Loan Agreement between the Registrant and Applied Biosystems, dated January 5, 2006 (filed as Exhibit 10.30).

10.23(16)††	Addendum to Employment Agreement dated March 8, 2006 between the Registrant and Thomas A. Bologna (filed as Exhibit 10.33).

10.24(12)††	Employment Agreement dated as of October 5, 2007 between the Registrant and James F. Smith (filed as Exhibit 10.31).

10.25(12)††	Employment Agreement dated as of November 19, 2007 between the Registrant and William J. Thomas (filed as Exhibit 10.33).

10.26(17)††	Employment Agreement dated as of May 13, 2008 between the Registrant and Jeffrey S. Boschwitz (filed as Exhibit 10.1).

10.27(18)	Lease Agreement dated December 15, 2009 between Duft Enterprises Corp. and the Registrant for the facility located at 635 Columbia St., New Westminster, British Columbia (filed as Exhibit 10.27).

10.28(19)††	Executive Compensation Program (filed as Exhibit 10.28).

21.1(19)	Subsidiaries of the Registrant (filed as Exhibit 21.1).

23.1(19)	Consent of Grant Thornton LLP (filed as Exhibit 23.1).

31.1(19)	Certification of Principal Executive Officer dated March 15, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1).

31.1.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2(19)	Certification of Principal Financial and Accounting Officer dated March 15, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2).

31.2.1	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1(19)	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1).

99.1(20)	Settlement Agreement dated September 3, 2010 between the Registrant and Accipiter Capital Management, LLC (filed as Exhibit 10.1).

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment thereof.
††	Management or compensatory plan.

(1)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on April 6, 2011 (File No. 000-30267).
(2)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC on August 14, 2002 (File No. 000-30267).
(3)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-8 as filed with the SEC on June 29, 2005 (File No. 333-126227).
(4)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2003 (File No. 000-30267).
(5)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on September 7, 2007 (File No. 000-30267).
(6)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 as filed with the SEC on November 14, 2001 (File No. 000-30267).
(7)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s registration statement on Form 8-A as filed with the SEC on August 3, 2001 (File No. 000-30267).
(8)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-1, as amended, as originally filed with the SEC on February 18, 2000 (File No. 333-30774).
(9)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on June 14, 2005 (File No. 000-30267).
(10)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s registration statement on Form S-8 as filed with the SEC on January 15, 2002 (File No. 333-76744).
(11)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 29, 2004 (File No. 000-30267).
(12)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 12, 2008 (File No. 000-30267).
(13)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 as filed with the SEC on November 9, 2005 (File No. 000-30267).
(14)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on March 9, 2006 (File No. 000-30267).
(15)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on May 24, 2006 (File No. 000-30267).
(16)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 15, 2007 (File No. 000-30267).
(17)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 as filed with the SEC on August 1, 2008 (File No. 000-30267).
(18)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 12, 2010, as amended (File No. 000-30267).
(19)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 15, 2011 (File No. 000-30267).
(20)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Registrant’s Current Report on Form 8-K as filed with the SEC on September 8, 2010 (File No. 000-30267).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHID CELLMARK INC.

Date: April 29, 2011	By:	/s/ James F. Smith
James F. Smith
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)