Form 10-Q
period 2011-03-31
ORCHID CELLMARK INC
filed 2011-05-13
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 11, 2011, the registrant had 30,010,174 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$8,619	$8,107
Available-for-sale securities	8,649	11,714
Accounts receivable, net	10,820	9,781
Inventory	1,884	1,836
Prepaids and other current assets	1,260	1,213

Total current assets	31,232	32,651
Fixed assets, net	6,228	5,791
Goodwill	9,430	9,396
Other intangibles, net	3,546	3,901
Other assets	810	774

Total assets	$51,246	$52,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,189	$3,282
Accrued expenses and other current liabilities	6,217	6,198
Deferred revenue	1,065	1,014

Total current liabilities	10,471	10,494
Other liabilities	202	216

Total liabilities	10,673	10,710
Commitments and contingencies

Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; $0.001 per share par value designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued 30,155,445 at March 31, 2011 and 30,098,269 at December 31, 2010	30	30
Additional paid-in capital	374,081	373,860
Accumulated other comprehensive income	762	36
Treasury stock at cost, 163,259 common shares at March 31, 2011 and 2010	(1,587)	(1,587)
Accumulated deficit	(332,713)	(330,536)

Total stockholders’ equity	40,573	41,803

Total liabilities and stockholders’ equity	$51,246	$52,513

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended March 31, 2011 and 2010

(In thousands, except per share data)

(Unaudited)

	2011	2010
Revenues:
Service revenues	$16,609	$14,116
Other revenues	7	14

Total revenues	16,616	14,130

Operating expenses:
Cost of service revenues	11,326	9,380
Research and development	364	397
Marketing and sales	1,574	1,311
General and administrative	4,736	3,806
Restructuring	—	444
Amortization of intangible assets	364	463

Total operating expenses	18,364	15,801

Operating loss	(1,748)	(1,671)
Other income (expense):
Interest income	43	44
Other (expense), net	(1)	(4)

Total other income (expense), net	42	40

Loss before income tax expense	(1,706)	(1,631)
Income tax expense	471	404

Net loss	$(2,177)	$(2,035)

Basic and diluted net loss per share	$(0.07)	$(0.07)

Shares used in computing basic and diluted net loss per share	29,953	29,935

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(2,177)	$(2,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	169	354
Depreciation and amortization	859	950
Provision for losses on accounts receivable	104	(15)
Loss on sale of assets	4	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,118)	2,160
Inventory	(48)	(250)
Prepaids and other current assets	(48)	(9)
Other assets	(36)	—
Accounts payable	(92)	(44)
Accrued expenses and other current liabilities, including restructuring	110	1,411
Deferred revenue	51	94
Income taxes payable	(91)	324
Other liabilities	(14)	39

Net cash provided by (used in) operating activities	(2,327)	2,979

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(2,285)
Maturities of available-for-sale securities	3,410	—
Capital expenditures	(808)	(678)

Net cash provided by (used in) investing activities	2,602	(2,963)

Cash flows from financing activities:
Proceeds from issuance of common stock	44	—

Net cash provided by financing activities	44	—

Effect of foreign currency translation on cash and cash equivalents	193	(313)

Net increase (decrease) in cash and cash equivalents	512	(297)
Cash and cash equivalents at beginning of period	8,107	8,600

Cash and cash equivalents at end of period	$8,619	$8,303

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income(Loss)

Three months ended March 31, 2011

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount

Balance at January 1, 2011	30,098	$30	$373,860	$36	$(1,587)	$(330,536)	$41,803

Net loss	—	—	—	—	—	(2,177)	(2,177)

Gain(loss) on available-for-sale securities	—	—	—	(1)	—	—	(1)

Foreign currency translation adjustment	—	—	8	727	—	—	735

Comprehensive loss							(1,443)

Issuance of common stock from exercise of stock options	12	—	44	—	—	—	44

Stock-based compensation expense	—	—	169	—	—	—	169

Balance at March 31, 2011	30,110	$30	$374,081	$762	$(1,587)	$(332,713)	$40,573

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010, as amended (the Annual Report), as filed with the Securities and Exchange Commission (SEC) on April 29, 2011.

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

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 – unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

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

The following is a schedule of marketable securities (in thousands):

	March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Observable Inputs (Level 3)
March 31, 2011
Available-for-sale securities	$8,649	$8,649	$—	$—

December 31, 2010
Available-for-sale securities	$11,714	$11,714	$—	$—

(4) Inventory

Inventory is comprised of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$1,531	$1,491
Work in progress	344	335
Finished goods	9	10

	$1,884	$1,836

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of casework not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(5) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the three months ended March 31, 2011 (in thousands):

Balance as of January 1, 2011	$9,396
Effect of foreign currency translation	34

Balance as of March 31, 2011	$9,430

Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value based test that compares the fair value of the asset to its carrying value.

The following table sets forth the Company’s other intangible assets at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011			December 31, 2010
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Customer list	$7,271	$(5,903)	$1,368	$7,238	$(5,823)	$1,415
Patents and know-how	4,900	(3,760)	1,140	4,898	(3,655)	1,243
Trademark/tradename	4,268	(3,578)	690	4,241	(3,467)	774
Base technology	6,021	(5,673)	348	6,006	(5,537)	469
Non-compete agreements	20	(20)	—	20	(20)	—

Totals	$22,480	$(18,934)	$3,546	$22,403	$(18,502)	$3,901

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $216 thousand and $139 thousand as of March 31, 2011 and December 31, 2010, respectively.

Amortization expense associated with intangible assets was $364 thousand and f$463 thousand or the three months ended March 31, 2011 and March 31, 2010, respectively.

(6) Fixed Assets

Fixed assets are comprised of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Laboratory equipment	$13,735	$13,128
Leasehold improvements	8,400	8,086
Computers and software	5,183	5,120
Furniture and fixtures	1,730	1,947

	29,048	28,281
Less accumulated depreciation and amortization	(22,820)	(22,490)

	$6,228	$5,791

Depreciation expense associated with fixed assets was $495 thousand and $487 thousand for the three months ended March 31, 2011 and March 31, 2010, respectively.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
VAT and other taxes	$3,180	$2,747
Professional fees	373	313
Employee compensation	762	1,394
Restructuring	127	290
Facility related accruals	521	374
Other	1,254	1,080

	$6,217	$6,198

(8) Restructuring

The consolidation of the Company’s East Lansing, Michigan paternity testing operations into its Dayton, Ohio facility and the consolidation of its Nashville CODIS testing operation into its Dallas, Texas facility were both substantially completed as of December 31, 2010. As such, no additional restructuring charges were incurred in the first quarter of 2011, as compared to $444 thousand for the three months ended March 31, 2010. The Company announced the planned East Lansing consolidation on October 20, 2009 and completed this consolidation during the quarter ended March 31, 2010. The Company announced the planned Nashville consolidation on January 14, 2010, and completed this consolidation during the quarter ended March 31, 2011. The expenses in 2010 relate primarily to employee severance costs and facility closure costs.

The restructuring liability is included as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

As of March 31, 2011 and December 31, 2010, the Company had approximately $127 thousand and $290 thousand, respectively, in restructuring accruals outstanding that are related to severance and facility obligations.

A summary of the restructuring activity is as follows (in thousands):

Total
Restructuring liability as of December 31, 2010	$290
Cash payments in the three months ended March 31, 2011	(163)

Restructuring liability as of March 31, 2011	$127

(9) Income Taxes

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

(10) Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to the Company.

(11) Comprehensive Loss

Comprehensive income is comprised of net earnings, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the three months ended March 31, 2011 and 2010 was $1.4 million and $2.8 million, respectively. The difference from net loss for the three months ended March 31, 2011 and 2010 consists of foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss as reflected in the consolidated balance sheets consists of cumulative foreign currency translation adjustments of $735 thousand and unrealized loss on available-for-sale securities of $1 thousand.

(12) Agreement and Plan of Merger

On April 5, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Laboratory Corporation of America Holdings, a Delaware corporation (“LabCorp”), and OCM Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of LabCorp (“Purchaser”), pursuant to which LabCorp will acquire the Company in a two-step transaction. Pursuant to the Merger Agreement, and subject to its terms and conditions, on April 19, 2011, Purchaser commenced a cash tender offer to purchase all outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), including, to the extent outstanding, the associated preferred stock purchase rights (the “Rights”) issued under the Rights Agreement, dated July 27, 2001, as amended, between the Company and American Stock Transfer & Trust Company, as rights agent (such Rights, to the extent outstanding, together with the shares of the Common Stock, the “Shares”), at a purchase price of $2.80 per share, net to the seller in cash, without interest thereon and subject to any required tax withholding.

Unless extended, the tender offer is currently scheduled to expire at 5:00 p.m., New York City time, on Tuesday, May 17, 2011, after which time, if all conditions to the tender offer have been satisfied or waived, Purchaser will accept for payment all Shares validly tendered pursuant to the offer and not validly withdrawn. If successful, the tender offer will be followed by the merger of Purchaser into the Company, with the Company being the surviving corporation and becoming a wholly owned subsidiary of LabCorp. In the merger, Shares not purchased in the tender offer (other than Shares held by stockholders who properly demand and perfect their appraisal rights under Delaware law) will be converted into the right to receive the same $2.80 per share cash payment, without interest, paid in the tender offer.

In addition, the Merger Agreement includes termination provisions for both the Company and LabCorp and provides that, in connection with the termination of the Merger Agreement under certain circumstances, the Company would be obligated to pay LabCorp a termination fee of $2.5 million and reimburse LabCorp for certain out-of-pocket expenses up to $0.5 million. The consummation of the tender offer and the merger are subject to conditions, including the Purchaser’s acquisition of a majority of the outstanding shares of the Company’s Common Stock on a fully-diluted basis. Neither the tender offer nor the merger is subject to a financing condition. The Company can provide no assurance that these transactions will be completed. Except where explicitly stated otherwise, information contained in this report does not take into account, or give any effect to, the impact of the proposed transactions with LabCorp. For additional details regarding the Merger Agreement and the tender offer, please see the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2011, and the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 relating to the tender offer, including amendments on Schedule 14D-9/A, filed with the SEC.

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

On February 12, 2010, a complaint was filed in the United States District Court for the Western District of Wisconsin by Genetic Technologies Limited naming the Company as a defendant, along with eight other companies. The complaint, entitled Genetic Technologies Limited v. Beckman Coulter, Inc., et al., alleges that the defendants infringed U.S. Patent No. 5,612,179 through the sale and use of certain products and services. On March 31, 2011, the Company and Genetic Technologies Limited executed a Settlement Agreement pursuant to which: (i) the Company paid Genetic Technologies Limited $750,000 in settlement of all claims without either of the parties admitting or denying the allegations raised in the suit; and (ii) Genetic Technologies Limited granted the Company a nonexclusive, worldwide, perpetual, irrevocable, royalty-free license under the patents which were the subject of the litigation.

On April 11, 2011, a putative class action lawsuit was filed by a single plaintiff in the Superior Court of New Jersey Chancery Division, Mercer County (Docket No. C 000032 11) against the Company, LabCorp, Purchaser and individual members of the Company’s Board of Directors. This action, captioned Bruce Ballard v. Orchid Cellmark, et al., alleges that (i) individual members of the Company’s Board of Directors violated their fiduciary duties to the Company’s stockholders, including the duties of loyalty, care, candor, and good faith, and failed to maximize value for the Company’s stockholders by agreeing to the Merger Agreement, and (ii) the Company, LabCorp, and Purchaser aided and abetted the individual defendants in the breach of their fiduciary duties. The plaintiff seeks (i) to enjoin the acquisition of the Company by Purchaser and LabCorp or, in the alternative, to rescind the Merger Agreement to the extent already implemented, (ii) an order requiring the Company’s Board of Directors and LabCorp to disclose all material information related to the Merger Agreement, and (iii) monetary damages in an unspecified amount. The Company believes the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

On April 13, 2011, a putative class action lawsuit was filed by a single plaintiff in the Court of Chancery for the State of Delaware (Case No. 6373-VCN) against the Company, LabCorp, Purchaser, and individual members of the Company’s Board of Directors. The action, styled Herbert Silverberg v. Thomas Bologna, et al., alleges that (i) individual members of the Company’s Board of Directors violated their fiduciary duties of care and loyalty owed to the Company’s stockholders by (a) failing to properly value the Company, (b) failing to maximize the Company’s value, (c) agreeing to terms in the Merger Agreement and other terms that favor LabCorp, and (d) putting LabCorp’s interests above those of the Company’s stockholders; and (ii) LabCorp and Purchaser aided and abetted the individual defendants in the breach of their fiduciary duties. The plaintiff seeks (i) to enjoin the acquisition of the Company by Purchaser and LabCorp and the implementation of deal protection devices in the Merger Agreement and deployment of the Company’s poison pill, and (ii) monetary damages in an unspecified amount. The Company believes the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

On April 18, 2011, a putative class action lawsuit was filed by a single plaintiff in the Court of Chancery for the State of Delaware (Case No. 6389-VCN) against the Company, LabCorp, Purchaser, and individual members of the Company’s

Board of Directors. The action, styled Gene Nannetti v. Thomas Balogna [sic], et al., alleges that (i) individual members of the Company’s Board of Directors violated their fiduciary duties of good faith, independence, and loyalty owed to the Company’s stockholders by (a) failing to maximize the Company’s value, (b) failing to properly value the Company, and (c) ignoring or not protecting against conflicts of interest resulting from their interrelationships or connections with the proposed sale of the Company, and (ii) the Company, LabCorp, and Purchaser aided and abetted the individual defendants in the breach of their fiduciary duties. The plaintiff seeks (i) to enjoin the acquisition of the Company by Purchaser and LabCorp or, in the alternative, to rescind the sale of the Company and award plaintiff rescissory damages, and (ii) an accounting of all profits and any special benefits allegedly improperly received by the defendants in an unspecified amount. The Company believes the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

On April 19, 2011, a putative class action lawsuit was filed by a single plaintiff in the Superior Court of New Jersey, Chancery Division in Mercer County (Docket No. L-1083-11) against the Company, LabCorp, Purchaser, and individual members of the Company’s board of directors. The action, captioned Harrison Kletzel v. Orchid Cellmark Inc., et al., alleges that (i) individual members of the Company’s board of directors violated their fiduciary duties of good faith, loyalty, and due care owed to the Company’s stockholders by (a) failing to undertake an appropriate evaluation of the Company’s worth as a merger candidate or in liquidation, (b) failing to engage in a meaningful auction process and (c) failing to act independently, and, (ii) LabCorp, the Company and Purchaser aided and abetted the individual defendants in the breach of their fiduciary duties. The plaintiff seeks (i) to enjoin the acquisition of the Company by Purchaser and LabCorp, (ii) to enjoin the implementation of the deal protection devices in the Merger Agreement and deployment of the Company’s poison pill, (iii) to direct the individual defendants to exercise their fiduciary duties to maximize stockholder value in any proposed sale of the Company, (iv) to impose a constructive trust, in favor of the plaintiff and members of the proposed class, upon any benefits improperly received by defendants as a result of their wrongful conduct, and (v) monetary damages in an unspecified amount as well fees and costs, among other relief. The Company believes the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

On April 20, 2011, a putative class action lawsuit was filed by a single plaintiff in the New Jersey Superior Court, Mercer County, Chancery Division against the Company, LabCorp, the Purchaser, and individual members of the Company’s Board of Directors (Docket No. L-1099-11). The action, styled Greenberg v. Orchid Cellmark, Inc., et al., alleges that: (i) individual members of the Company’s Board of Directors violated their fiduciary duties of good faith and loyalty owed to the Company’s stockholders by failing to: (a) fully inform themselves of the Company’s market value; (b) act in the interests of equity owners; and (c) maximize shareholder value; and (ii) LabCorp and the Company aided and abetted the individual directors’ breaches of fiduciary duty. Plaintiff seeks: (i) to enjoin the acquisition of the Company by the Purchaser and LabCorp; (ii) that the Merger Agreement be declared unlawful; (iii) to prevent the transaction unless and until the Company adopts and implements a procedure to obtain the highest possible price for the company; (iv) to rescind, to the extent already implemented, the Merger Agreement or any of the terms thereof; and (v) monetary damages in an unspecified amount as well as costs and fees, among other relief. The Company believes the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

On April 29, 2011, a putative class action lawsuit was filed by a single plaintiff in the Court of Chancery for the State of Delaware (Case No. 6433-VCN) against the Company, LabCorp, Purchaser, and individual members of the Company’s Board of Directors. The action, styled Bruce Locke vs. Orchid Cellmark Inc., et al., alleges that (i) certain individual members of the Company’s Board of Directors violated their fiduciary duties of good faith, loyalty, fair dealing, due care and candor owed to the Company’s stockholders by (a) failing to secure the best transaction available for the Company’s stockholders and (b) agreeing to unreasonable and preclusive deal protection measures that will deter superior offers for the Company, and (ii) LabCorp aided and abetted the individual defendants in the breach of their fiduciary duties by, among other things, (a) entering into the Merger Agreement and (b) otherwise rendering substantial assistance to the Company’s Board of Directors in connection with the breaches. The plaintiff seeks (i) to enjoin the acquisition of the Company by Purchaser and LabCorp, (ii) rescission, to the extent already implemented, of the acquisition of the Company by Purchaser and LabCorp, or alternatively, the awarding of rescissory damages and appropriate compensatory damages to the Company’s stockholders, (iii) to require the individual defendants to properly exercise their fiduciary duties to the Company’s stockholders, (iv) to require the individual defendants to disclose all material information relating to the proposed transaction and (v) fees and costs, among other relief. The Company believes the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

The three actions pending in the Court of Chancery of the State of Delaware have been consolidated into one action, captioned In re Orchid Cellmark Inc. Shareholder Litigation, Docket Number 6373-VCN. On May 4, 2011, the plaintiffs filed a motion for preliminary injunction seeking to enjoin the tender offer.

On May 2, 2011, a putative class action lawsuit was filed by a single plaintiff in the United States District Court for the District of New Jersey against the Company, LabCorp, the Purchaser, and individual members of the Company’s Board of Directors (Docket No. 3:11-cv-02508-AET). The action, styled Tsatsis v. Orchid Cellmark, Inc., alleges that: (i) individual members of the Company’s Board of Directors violated their fiduciary duties of good faith and loyalty owed to the Company’s stockholders by failing to: (a) fully inform themselves of the Company’s market value, (b) act in the interests of equity owners and (c) maximize shareholder value; (ii) individual defendants breached their fiduciary duty through materially inadequate disclosures and material disclosure omissions; (iii) LabCorp and the Company aided and abetted the individual director’s breaches of fiduciary duty because LabCorp obtained sensitive non-public information concerning the Company’s operations and thus had the advantage to acquire the Company at an unfair price; and (iv) defendants violated section 14(e) of the Exchange Act by failing to provide adequate disclosures in the Solicitation/Recommendation Statement dated April 19, 2011, rendering it materially false and misleading. Plaintiff seeks: (i) to have the Merger Agreement declared unlawful and unenforceable; (ii) to enjoin the defendants from proceeding with the Merger Agreement or consummating the transaction unless and until the Company adopts and implements a procedure or process, such as an auction, to obtain the highest possible price for the Company; (iii) to rescind, to the extent already implemented, the Merger Agreement or any of the terms thereof; and (iv) monetary damages in an unspecified amount as well as costs, fees, and disbursements, among other relief. The Company believes the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

On May 11, 2011, the Superior Court of New Jersey Chancery Division stayed the actions filed by the three shareholders in that court: Bruce Ballard v. Orchid Cellmark, et al. ((Docket No. C 000032 11), Harrison Kletzel v. Orchid Cellmark Inc., et al., (Docket No. L-1083-11), and Betty Greenberg v. Orchid Cellmark, Inc., et al. (Docket No. L-1099-11), finding that the allegations were substantially similar to those made by the plaintiffs in the three actions filed in the Delaware Court of Chancery where the motion for preliminary injunction was scheduled for argument on May 12, 2011. Under principles of comity and fairness and in order to avoid duplicative litigation, the Superior Court of New Jersey Chancery Division ordered the three actions pending in that court be stayed until further order of the Court.

On May 12, 2011, the Delaware Court of Chancery denied the motion for a preliminary injunction filed in the consolidated Silverberg, Nannetti, and Locke actions finding there was no reasonable likelihood of success on the plaintiffs’ claims for breach of fiduciary duty by the individual directors of Orchid’s Board of Directors and thus no attendant likelihood of success on the plaintiffs’ claims for aiding and abetting a breach of fiduciary duty by Orchid, LabCorp, and the Purchaser. On May 13, 2011, the plaintiffs in these actions filed a motion to appeal, on an expedited basis, the denial of their motion for a preliminary injunction.

On May 12, 2011, a motion for preliminary injunction was filed in the United States District Court of New Jersey in Tsatsis v. Orchid Cellmark, Inc., (Docket No. 3:11-cv-02508-AET-LHG), seeking to enjoin the defendants from proceeding with the Merger Agreement or consummating the transaction contemplated thereby.

Additionally, the Company has certain other claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on the Company’s financial position and liquidity, but could have a material impact on its results of operations for any reporting period.

(14) Subsequent Events

In accordance with ASC 855-10, the Company has evaluated subsequent events through the date these consolidated financial statements were issued.

For information concerning the Merger Agreement with LabCorp, see Note 12 – Agreement and Plan of Merger above.

For information concerning lawsuits filed against the Company and the Company’s directors in connection with the Merger Agreement, see Note 13 - Litigation above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our operations in the UK accounted for 66% and 60% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. In 2007, UK police forces commenced soliciting competitive bids for all forensic testing services in a series of regional tenders. In February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK’s Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. In August 2010, such contracts were extended for a two-year term ending in 2013. In October 2010, we commenced work for five additional UK police forces in the East Midlands region under three-year contracts awarded under the National Forensic Procurement Project. Under the terms of the award, we are conducting DNA analysis of crime scene samples for submission to the UK’s National DNA Database.

Our operations in the US accounted for 34% and 40% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. We continue to experience price competition in our forensics and paternity testing businesses. We are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of Combined DNA Index System, or CODIS, samples that need to be retested. In October 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility, which we completed during the quarter ended March 31, 2010. In January 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility, which we completed in the quarter ended September 30, 2010. We achieved these consolidations within the time frames and range of costs previously disclosed and our operating costs have been favorably impacted by the consolidation of these testing facilities. We currently are focused on achieving continued operational efficiencies, cost reductions and increased scalability from these consolidations.

Proposed Acquisition by Laboratory Corporation of America Holdings

On April 5, 2011, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Laboratory Corporation of America Holdings, or LabCorp, and OCM Acquisition Corp., a wholly owned subsidiary of LabCorp, or the Purchaser, pursuant to which LabCorp will acquire us in a two-step transaction. Pursuant to the Merger Agreement, and subject to its terms and conditions, on April 19, 2011, Purchaser commenced a cash tender offer to purchase all outstanding shares of our Common Stock, including, to the extent outstanding, the Rights issued under the Rights Agreement, dated July 27, 2001, as amended, between us and American Stock Transfer & Trust Company, as rights agent, at a purchase price of $2.80 per share, net to the seller in cash, without interest thereon and subject to any required tax withholding.

Unless extended, the tender offer is currently scheduled to expire at 5:00 p.m., New York City time, on Tuesday, May 17, 2011, after which time, if all conditions to the tender offer have been satisfied or waived, Purchaser will accept for payment all shares of our Common Stock validly tendered pursuant to the offer and not validly withdrawn. If successful, the tender offer will be followed by the merger of Purchaser into us, with our company being the surviving corporation and becoming a wholly owned subsidiary of LabCorp. In the merger, shares of our Common Stock not purchased in the tender offer (other than shares of our Common Stock held by stockholders who properly demand and perfect their appraisal rights under Delaware law) will be converted into the right to receive the same $2.80 per share cash payment, without interest, paid in the tender offer.

In addition, the Merger Agreement includes termination provisions for both us and LabCorp and provides that, in connection with the termination of the Merger Agreement under certain circumstances, we would be obligated to pay LabCorp a termination fee of $2.5 million and reimburse LabCorp for certain out-of-pocket expenses up to $0.5 million. The consummation of the tender offer and the merger are subject to conditions, including the Purchaser’s acquisition of a majority of the outstanding shares of our Common Stock on a fully-diluted basis. Neither the tender offer nor the merger is subject to a financing condition. We can provide no assurance that these transactions will be completed. Except where explicitly stated otherwise, information contained in this report does not take into account, or give any effect to, the impact of the proposed transactions with LabCorp. For additional details regarding the Merger Agreement and the tender offer, please see our Current Report on Form 8-K, filed with the Securities and Exchange Commission, or the SEC, on April 6, 2011, and our Solicitation/Recommendation Statement on Schedule 14D-9 relating to the tender offer, including amendments on Schedule 14D-9/A, filed with the SEC.

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

For the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, total revenues increased approximately 18%, and gross margin, as percentage of service revenues, decreased by two percentage points to approximately 32%. For the three months ended March 31, 2011 as compared to the same period in 2010, our UK revenues increased by approximately 28% as measured in US dollars, primarily as a result of increased forensics revenues due to increased volume as well as increased paternity and agriculture revenues. For the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, our US revenues were relatively unchanged. In the first quarter of 2011, our US revenues were impacted by a significant increase in revenues from testing services involving DNA profile uploads into the CODIS and individual state databases and an increase in revenues from government and private paternity testing services, and to a lesser extent, an increase in government and private paternity testing services, offset in part by a decrease in our forensic casework business. Gross margin, as a percentage of service revenue decreased primarily as a result of price decreases in our US-based business, partially offset by higher forensic volume in our UK operations. For the three months ended March 31, 2011, our operating expenses, other than cost of service revenues, increased by approximately 10% as compared to the same period in 2010, primarily as a result of increased general and administrative expenses, primarily related to the $750 thousand incurred to settle the litigation with Genetic Technologies Limited, as well as other legal and professional fees incurred in connection with the negotiation and execution of the Merger Agreement, and sales and marketing expenses. This increase was partially offset by decreased restructuring expenses as well as decreased research and development expenses.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended March 31, 2011 and 2010:

	(In thousands)			% Change
	2011	2010	$ Change

Total revenues	$16,616	$14,130	$2,486	18%
Cost of service revenues	11,326	9,380	1,946	21
Research and development	364	397	(33)	(8)
Marketing and sales	1,574	1,311	263	20
General and administrative	4,736	3,806	930	24
Restructuring expense	—	444	(444)	(100)
Amortization of intangible assets	364	463	(99)	(21)
Total other income expense, net	42	40	2	5
Income tax expense	471	404	67	17
Net loss	(2,177)	(2,035)	(142)	7

Revenues

Total revenues for the three months ended March 31, 2011 of $16.6 million represented an increase of $2.5 million, or approximately 18%, as compared to revenues of $14.1 million for the comparable period in 2010.

Revenues from our UK-based testing services of $11.0 million for the three months ended March 31, 2011 increased by $2.4 million, or approximately 28%, as compared to $8.5 million for the comparable period in 2010. For the three months ended March 31, 2011, as compared to the comparable period in 2010, our UK revenues were favorably impacted by approximately 3% as a result of the exchange rate movement of the British pound as compared to the US dollar. Our UK-based revenue increase was driven by a significant increase in forensics revenues, as well as increases in our paternity and immigration businesses.

Our US service revenues for the three months ended March 31, 2011 of $5.6 million increased by approximately 1%, as compared to $5.6 million for the comparable period in 2010.In the first quarter of 2011, our US revenues were impacted by a significant increase in CODIS and individual state database testing services, and to a lesser extent, an increase in government and private paternity testing services, offset by a decrease in our forensic casework testing services due in part to budgetary constraints at the state and local levels.

During the three months ended March 31, 2011 and 2010, we recognized $7 thousand and $14 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $11.3 million, or approximately 68% of service revenues, for the three months ended March 31, 2011, compared to $9.4 million, or approximately 66% of service revenues, for three months ended March 31, 2010. For three months ended March 31, 2011, as compared to the comparable period in 2010, our UK cost of service revenues were unfavorably impacted by approximately 3% as a result of the exchange rate movement of the British pound as compared to the US dollar. Cost of service revenues for the three months ended March 31, 2011, as compared to the comparable period in 2010, increased due to higher personnel and lab supplies as a result of increased volume in our UK operations. Our gross margin percentage decreased by two percentage points primarily as a result of price and volume decreases in our US-based testing services as well as price decreases in our UK operations. In October 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility, which we completed during the quarter ended March 31, 2010. In January 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility, which we completed in the quarter ended September 30, 2010. We achieved these consolidations within the time frames and range of costs previously disclosed and our operating costs have been favorably impacted by the consolidation of these testing facilities. We currently are focused on achieving continued operational efficiencies, cost reductions and increased scalability from these consolidations.

Research and Development

Research and development expenses for the three months ended March 31, 2011 and 2010 were $364 thousand and $397 thousand, respectively. This decrease was primarily due to costs incurred in the 2010 period associated with the establishment of a CODIS laboratory at our Dallas, Texas testing facility.

Marketing and Sales

Marketing and sales expenses for the three months ended March 31, 2011 and 2010 were $1.6 million and $1.3 million, respectively. The increase in marketing and sales expenses was due to increased program costs in the US and increased customer service expenses in the UK.

General and Administrative

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $4.7 million and $3.8 million, respectively. The increase in general and administrative expenses is primarily due to the $750 thousand to settle the litigation with Genetic Technologies Limited and other legal and professional fees, including legal fees incurred in connection with the negotiation and execution of the Merger Agreement. We expect general and administrative costs to increase over the next few months as a result of the increase in costs incurred in connection with our proposed acquisition by LabCorp, including defending the lawsuits filed against us in connection with the proposed acquisition.

Restructuring

During the three months ended March 31, 2011, we did not recognize any restructuring expenses related to the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility and the consolidation of our Nashville, Tennessee testing operation into our Dallas, Texas facility, as compared to $444 thousand of restructuring expenses recognized in the three months ended March 31, 2010. We announced the planned East Lansing consolidation on October 20, 2009 and substantially completed this consolidation during the quarter ended March 31, 2010. We announced the planned Nashville consolidation on January 14, 2010, and substantially completed this consolidation during the quarter ended September 30, 2010.

Amortization of Intangible Assets

During the three months ended March 31, 2011 and 2010, we recorded $364 thousand and $463 thousand of amortization expense, respectively.

Income Tax Expense

During the three months ended March 31, 2011 and 2010, we recorded income tax expense of $471 thousand and $404 thousand, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the three months ended March 31, 2011, we reported a net loss of $2.2 million, which represents an increase of $142 thousand compared to a net loss of $2.0 million for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had $17.3 million in cash, cash equivalents and available-for-sale securities, as compared to $19.8 million as of December 31, 2010. Working capital decreased to $20.8 million at March 31, 2011 from $22.2 million at December 31, 2010. The decrease in cash was primarily a result of the $750 thousand settlement of the litigation with Genetic Technologies Limited, an increase in our accounts receivable, as well as the increased net loss incurred during the first quarter of 2011.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the three months ended March 31, 2011 and 2010:

	(In thousands)			% Change
	2011	2010	$ Change
Cash provided by (used) in:
Operating activities	$(2,327)	$2,979	$(5,306)	>(100)
Investing activities	2,602	(2,963)	5,565	>(100)
Financing activities	44	—	44	100

Net cash used in operations for the three months ended March 31, 2011 was $2.3 million, compared with net cash provided by operations of $3.0 million for the comparable period in the prior year. The change in operating cash flows was mainly a result of the increased net loss as well as increased accounts receivable in the first quarter of 2011. Investing activities during the three months ended March 31, 2011 consisted of the maturity of available-for-sale securities and investing activities during the three months ended March 31, 2010 consisted of the purchase of available-for-sale securities, as well as capital expenditures. Financing activities for the first quarter of 2011 consisted of stock options exercised. There was $44 thousand in financing activities, consisting of proceeds from stock options for the first quarter of 2011.

Expected Uses of Liquidity in 2011

Throughout 2011, we plan to continue making investments in our business. We expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples, facility expenses, marketing expenses and general and administrative costs, including any increases thereto resulting from the acquisition by LabCorp and the related litigation. Actual expenditures may vary substantially from our estimates. We expect to make capital expenditures related to the expansion of our UK facilities in Abingdon and Chorley. In addition, we may make additional investments in future acquisitions of businesses or technologies which would increase our capital expenditures.

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

Commitments and Contingencies

There were no material changes during the three months ended March 31, 2011 to our contractual obligations and commercial commitments as reported in the Annual Report for the year ended December 31, 2010, as amended, as filed with the SEC, or the Annual Report.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the three months ended March 31, 2011 to our critical accounting policies as reported in our Annual Report.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Annual Report, that are of significance, or potential significance to the us.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of March 31, 2011, we had no short-term or long-term debt obligations.

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

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of March 31, 2011, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of March 31, 2011 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

our belief that the allegations described in the putative class action lawsuits filed in connection with the Merger Agreement are entirely without merit, and that the defendants intend to vigorously defend each action;

•

our expectation that general and administrative costs will increase over the next few months as a result of the increase in costs incurred in connection with our proposed acquisition by LabCorp, including defending the lawsuits filed against us in connection with the proposed acquisition;

•	our expectation that international sales will continue to represent a significant portion of our revenues; and

•	our expectation that our disclosure controls and procedures or our internal control over financial reporting will not prevent all error and all fraud.

While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause actual results to vary materially, including the risks and uncertainties discussed throughout this Quarterly Report on Form 10-Q and the cautionary information set forth under the heading “Risk Factors” appearing in Item 1A of the Annual Report. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

On February 12, 2010, a complaint was filed in the United States District Court for the Western District of Wisconsin by Genetic Technologies Limited naming us as a defendant, along with eight other companies. The complaint, entitled Genetic Technologies Limited v. Beckman Coulter, Inc., et al., alleges that the defendants infringed U.S. Patent No. 5,612,179 through the sale and use of certain products and services. On March 31, 2011, we and Genetic Technologies Limited executed a Settlement Agreement pursuant to which: (i) we paid Genetic Technologies Limited $750,000 in settlement of all claims without either of the parties admitting or denying the allegations raised in the suit; and (ii) Genetic Technologies Limited granted us a nonexclusive, worldwide, perpetual, irrevocable, royalty-free license under the patents which were the subject of the litigation.

On April 11, 2011, a putative class action lawsuit was filed by a single plaintiff in the Superior Court of New Jersey Chancery Division, Mercer County (Docket No. C 000032 11) against us, LabCorp, Purchaser and individual members of our Board of Directors. This action, captioned Bruce Ballard v. Orchid Cellmark, et al., alleges that (i) individual members of our Board of Directors violated their fiduciary duties to our stockholders, including the duties of loyalty, care, candor, and good faith, and failed to maximize value for our stockholders by agreeing to the Merger Agreement, and (ii) the Company, LabCorp, and Purchaser aided and abetted the individual defendants in the breach of their fiduciary duties. The plaintiff seeks (i) to enjoin the acquisition of us by Purchaser and LabCorp or, in the alternative, to rescind the Merger Agreement to the extent already implemented, (ii) an order requiring our Board of Directors and LabCorp to disclose all material information related to the Merger Agreement, and (iii) monetary damages in an unspecified amount. We believe the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

On April 13, 2011, a putative class action lawsuit was filed by a single plaintiff in the Court of Chancery for the State of Delaware (Case No. 6373-VCN) against us, LabCorp, Purchaser, and individual members of our Board of Directors. The action, styled Herbert Silverberg v. Thomas Bologna, et al., alleges that (i) individual members of our Board of Directors violated their fiduciary duties of care and loyalty owed to our stockholders by (a) failing to properly value us, (b) failing to maximize our value, (c) agreeing to terms in the Merger Agreement and other terms that favor LabCorp, and (d) putting LabCorp’s interests above those of our stockholders; and (ii) LabCorp and Purchaser aided and abetted the individual defendants in the breach of their fiduciary duties. The plaintiff seeks (i) to enjoin the acquisition of us by Purchaser and LabCorp and the implementation of deal protection devices in the Merger Agreement and deployment of our poison pill, and (ii) monetary damages in an unspecified amount. We believe the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

On April 18, 2011, a putative class action lawsuit was filed by a single plaintiff in the Court of Chancery for the State of Delaware (Case No. 6389-VCN) against us, LabCorp, Purchaser, and individual members of our Board of Directors. The action, styled Gene Nannetti v. Thomas Balogna [sic], et al., alleges that (i) individual members of our Board of Directors violated their fiduciary duties of good faith, independence, and loyalty owed to our stockholders by (a) failing to maximize our value, (b) failing to properly value us, and (c) ignoring or not protecting against conflicts of interest resulting from their interrelationships or connections with the proposed sale of us, and (ii) we, LabCorp, and Purchaser aided and abetted the individual defendants in the breach of their fiduciary duties. The plaintiff seeks (i) to enjoin the acquisition of us by Purchaser and LabCorp or, in the alternative, to rescind the sale of us and award plaintiff rescissory damages, and (ii) an accounting of all profits and any special benefits allegedly improperly received by the defendants in an unspecified amount. We believe the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

On April 19, 2011, a complaint regarding a putative class action lawsuit was filed by a single plaintiff in the Superior Court of New Jersey, Chancery Division in Mercer County (Docket No. L-1083-11) against us, LabCorp, Purchaser, and individual members of our board of directors. The action, captioned Harrison Kletzel v. Orchid Cellmark Inc., et al., alleges that (i) individual members of our board of directors violated their fiduciary duties of good faith, loyalty, and due care owed to our stockholders by (a) failing to undertake an appropriate evaluation of our worth as a merger candidate or in liquidation, (b) failing to engage in a meaningful auction process and (c) failing to act independently, and, (ii) we, LabCorp and Purchaser aided and abetted the individual defendants in the breach of their fiduciary duties. The plaintiff seeks (i) to enjoin the acquisition of us by Purchaser and LabCorp, (ii) to enjoin the implementation of the deal protection devices in the Merger Agreement and deployment of our poison pill, (iii) to direct the individual defendants to exercise their fiduciary duties to maximize stockholder value in any proposed sale of the Company, (iv) to impose a constructive trust, in favor of the plaintiff and members of the proposed class, upon any benefits improperly received by defendants as a result of their wrongful conduct, and (v) monetary damages in an unspecified amount as well fees and costs, among other relief. We believe the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

On April 20, 2011, a putative class action lawsuit was filed by a single plaintiff in the New Jersey Superior Court, Mercer County, Chancery Division against us, LabCorp, the Purchaser, and individual members of our Board of Directors (Docket No. L-1099-11). The action, styled Greenberg v. Orchid Cellmark, Inc., et al., alleges that: (i) individual members of our Board of Directors violated their fiduciary duties of good faith and loyalty owed to our stockholders by failing to: (a) fully inform themselves of our market value; (b) act in the interests of equity owners; and (c) maximize shareholder value; and (ii) we and LabCorp aided and abetted the individual directors’ breaches of fiduciary duty. Plaintiff seeks: (i) to enjoin the acquisition of us by the Purchaser and LabCorp; (ii) that the Merger Agreement be declared unlawful; (iii) to prevent the transaction unless and until we adopt and implement a procedure to obtain the highest possible price for us; (iv) to rescind, to the extent already implemented, the Merger Agreement or any of the terms thereof; and (v) monetary damages in an unspecified amount as well as costs and fees, among other relief. We believe the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

On April 29, 2011, a putative class action lawsuit was filed by a single plaintiff in the Court of Chancery for the State of Delaware (Case No. 6433-VCN) against us, LabCorp, Purchaser, and individual members of our Board of Directors. The action, styled Bruce Locke vs. Orchid Cellmark Inc., et al., alleges that (i) certain individual members of our Board of Directors violated their fiduciary duties of good faith, loyalty, fair dealing, due care and candor owed to our stockholders by (a) failing to secure the best transaction available for our stockholders and (b) agreeing to unreasonable and preclusive deal protection measures that will deter superior offers for us, and (ii) LabCorp aided and abetted the individual defendants in the breach of their fiduciary duties by, among other things, (a) entering into the Merger Agreement and (b) otherwise rendering substantial assistance to our Board of Directors in connection with the breaches. The plaintiff seeks (i) to enjoin the acquisition of us by Purchaser and LabCorp, (ii) rescission, to the extent already implemented, of the acquisition of us by Purchaser and LabCorp, or alternatively, the awarding of rescissory damages and appropriate compensatory damages to our stockholders, (iii) to require the individual defendants to properly exercise their fiduciary duties to our stockholders, (iv) to require the individual defendants to disclose all material information relating to the proposed transaction and (v) fees and costs, among other relief. We believe the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

The three actions pending in the Court of Chancery of the State of Delaware have been consolidated into one action, captioned In re Orchid Cellmark Inc. Shareholder Litigation, Docket Number 6373-VCN. On May 4, 2011, the plaintiffs filed a motion for preliminary injunction seeking to enjoin the tender offer.

On May 2, 2011, a putative class action lawsuit was filed by a single plaintiff in the United States District Court for the District of New Jersey against us, LabCorp, the Purchaser, and individual members of our Board of Directors (Docket No. 3:11-cv-02508-AET). The action, styled Tsatsis v. Orchid Cellmark, Inc., alleges that: (i) individual members of our Board of Directors violated their fiduciary duties of good faith and loyalty owed to our stockholders by failing to: (a) fully inform themselves of our market value, (b) act in the interests of equity owners and (c) maximize shareholder value; (ii) individual defendants breached their fiduciary duty through materially inadequate disclosures and material disclosure omissions; (iii) we and LabCorp aided and abetted the individual director’s breaches of fiduciary duty because LabCorp obtained sensitive non-public information concerning our operations and thus had the advantage to acquire us at an unfair price; and (iv) defendants violated section 14(e) of the Exchange Act by failing to provide adequate disclosures in the Solicitation/Recommendation Statement dated April 19, 2011, rendering it materially false and misleading. Plaintiff seeks: (i) to have the Merger Agreement declared unlawful and unenforceable; (ii) to enjoin the defendants from proceeding with the Merger Agreement or consummating the transaction unless and until we adopt and implement a procedure or process, such as an auction, to obtain the highest possible price for us; (iii) to rescind, to the extent already implemented, the Merger Agreement or any of the terms thereof; and (iv) monetary damages in an unspecified amount as well as costs, fees, and disbursements, among other relief. We believe the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.

On May 11, 2011, the Superior Court of New Jersey Chancery Division stayed the actions filed by the three shareholders in that court: Bruce Ballard v. Orchid Cellmark, et al. ((Docket No. C 000032 11), Harrison Kletzel v. Orchid Cellmark Inc., et al., (Docket No. L-1083-11), and Betty Greenberg v. Orchid Cellmark, Inc., et al. (Docket No. L-1099-11), finding that the allegations were substantially similar to those made by the plaintiffs in the three actions filed in the Delaware Court of Chancery where the motion for preliminary injunction was scheduled for argument on May 12, 2011. Under principles of comity and fairness and in order to avoid duplicative litigation, the Superior Court of New Jersey Chancery Division ordered the three actions pending in that court be stayed until further order of the Court.

On May 12, 2011, the Delaware Court of Chancery denied the motion for a preliminary injunction filed in the consolidated Silverberg, Nannetti, and Locke actions finding there was no reasonable likelihood of success on the plaintiffs’ claims for breach of fiduciary duty by the individual directors of our Board of Directors and thus no attendant likelihood of success on the plaintiffs’ claims for aiding and abetting a breach of fiduciary duty by us, LabCorp, and the Purchaser. On May 13, 2011, the plaintiffs in these actions filed a motion to appeal, on an expedited basis, the denial of their motion for a preliminary injunction.

On May 12, 2011, a motion for preliminary injunction was filed in the United States District Court of New Jersey in Tsatsis v. Orchid Cellmark, Inc., (Docket No. 3:11-cv-02508-AET-LHG), seeking to enjoin the defendants from proceeding with the Merger Agreement or consummating the transaction contemplated thereby.

Additionally, we may have certain other claims against us arising from the normal course of our business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period.

Item 1A. RISK FACTORS

Except as set forth below, there have not been any material changes to the risk factors disclosed under the heading “Risk Factors” appearing in Item 1A of the Annual Report.

Our proposed acquisition by LabCorp may cause disruption to our business and, if the proposed transactions do not occur, we will have incurred significant expenses, may need to pay a termination fee under the Merger Agreement, and our stock price may decline.

On April 5, 2011, we entered into the Merger Agreement with LabCorp and Purchaser, pursuant to which LabCorp will acquire us in a two-step transaction. Pursuant to the Merger Agreement, and subject to its terms and conditions, on April 19, 2011, Purchaser commenced a cash tender offer to purchase all outstanding shares of our Common Stock, including, to the extent outstanding, the Rights issued under the Rights Agreement, dated July 27, 2001, as amended, between us and American Stock Transfer & Trust Company, as rights agent, at a purchase price of $2.80 per share, net to the seller in cash, without interest thereon and subject to any required tax withholding.

Unless extended, the tender offer is currently scheduled to expire at 5:00 p.m., New York City time, on Tuesday, May 17, 2011, after which time, if all conditions to the tender offer have been satisfied or waived, Purchaser will accept for payment all shares of our Common Stock validly tendered pursuant to the offer and not validly withdrawn. If successful, the tender offer will be followed by the merger of Purchaser into us, with our company being the surviving corporation and becoming a wholly owned subsidiary of LabCorp. In the merger, shares of our Common Stock not purchased in the tender offer (other than shares of our Common Stock held by stockholders who properly demand and perfect their appraisal rights under Delaware law) will be converted into the right to receive the same $2.80 per share cash payment, without interest, paid in the tender offer.

The announcement of the Merger Agreement may result in a loss of personnel and may disrupt our sales and marketing, research and development and other business activities, which may negatively impact our financial performance. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed transactions, but it also includes certain contractual restrictions on the conduct of our business that may negatively affect our ability to execute our business strategies and attain our financial goals. Additionally, the announcement of the proposed transactions may negatively impact our relationships with third parties, including our private and government customers.

The consummation of the tender offer and the merger are subject to conditions, including the Purchaser’s acquisition of a majority of the outstanding shares of our Common Stock on a fully diluted basis. We can provide no assurance that these transactions will be completed.

We cannot predict whether the closing conditions for the proposed transactions will be satisfied. As a result, we cannot assure you that the proposed transactions will be completed. If the transactions are not completed because these conditions are not satisfied or for other reasons, the market price of our Common Stock may decline. In addition, if the proposed transactions do not occur, we will remain liable for considerable related expenses that we have incurred. In addition, the Merger Agreement contemplates circumstances in which we would be obligated to pay LabCorp a termination fee of $2.5 million and reimburse LabCorp for certain out-of-pocket expenses up to $0.5 million.

For additional details regarding the Merger Agreement and the tender offer, please see our Current Report on Form 8-K, filed with the SEC on April 6, 2011, and our Solicitation/Recommendation Statement on Schedule 14D-9 relating to the tender offer, including amendments on Schedule 14D-9/A, filed with the SEC.

We may incur substantial costs as a result of litigation and other proceedings resulting from our proposed acquisition by LabCorp.

Since the announcement of our proposed acquisition by LabCorp on April 6, 2011, seven putative class action lawsuits have been filed against us, the individual members of our Board of Directors, LabCorp and the Purchaser seeking, among other things, monetary damages and to enjoin the proposed transactions. We may be subject to additional actions in the future. We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment. We may be unable to obtain additional insurance in the future, or we may be unable to do so on favorable terms. Our insurers may dispute our claims for coverage. Regardless of merit or eventual outcome of these litigations, such actions can result in:

•	the diversion of management’s time and attention;

•	the expenditure of large amounts of cash on legal fees, expenses, and payment of damages or settlement costs;

•	injury to our reputation; and

•

significant delay in consummation of the tender offer or the inability of us, LabCorp and the Purchaser to complete the transactions contemplated by the Merger Agreement, the ultimate termination of the Merger Agreement and potential payment by us to LabCorp of a termination fee of $2.5 million and expense reimbursement of up to $0.5 million.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. [RESERVED.]

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated April 5, 2011, by and among Laboratory Corporation of America Holdings, OCM Acquisition Corp., and the Company (filed as Exhibit 2.1).

4.1(1)	Second Amendment, dated April 5, 2011, to Rights Agreement, dated as of July 27, 2001, as amended on March 31, 2003, between the Company and American Stock Transfer & Trust Company, as rights agent (filed as Exhibit 4.1).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Company’s Current Report on Form 8-K as filed with the SEC on April 6, 2011 (File No. 000-30267).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID CELLMARK INC.

Date: May 13, 2011	By:	/s/ James F. Smith
James F. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)