Form 10-Q
period 2011-06-30
ORCHID CELLMARK INC
filed 2011-08-15
CIK 1107216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-30267

ORCHID CELLMARK INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3392819
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4390 US Route One
Princeton, NJ	08540
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (609) 750-2200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of August 11, 2011, the registrant had 30,143,043 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ORCHID CELLMARK INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$7,645	$8,107
Available-for-sale securities	8,649	11,714
Accounts receivable, net	11,178	9,781
Inventory	1,740	1,836
Prepaids and other current assets	1,101	1,213

Total current assets	30,313	32,651
Fixed assets, net	5,727	5,791
Goodwill	9,429	9,396
Other intangibles, net	3,186	3,901
Other assets	819	774

Total assets	$49,474	$52,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,461	$3,282
Accrued expenses and other current liabilities	6,731	6,198
Deferred revenue	1,058	1,014

Total current liabilities	11,250	10,494
Other liabilities	188	216

Total liabilities	11,438	10,710

Commitments and contingencies

Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; $0.001 per share par value designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 per share par value; authorized 150,000,000 shares; issued 30,143,043 at June 30, 2011 and 30,098,269 at December 31, 2010	30	30
Additional paid-in capital	374,270	373,860
Accumulated other comprehensive income	737	36
Treasury stock at cost, 163,259 common shares at June 30, 2011 and December 31, 2010	(1,587)	(1,587)
Accumulated deficit	(335,414)	(330,536)

Total stockholders’ equity	38,036	41,803

Total liabilities and stockholders’ equity	$49,474	$52,513

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and six months ended June 30, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Service revenues	$16,536	$15,684	$33,144	$29,800
Other revenues	—	—	7	14

Total revenues	16,536	15,684	33,151	29,814

Operating expenses:
Cost of service revenues	11,827	10,568	23,152	19,948
Research and development	318	492	682	889
Marketing and sales	1,539	1,465	3,113	2,776
General and administrative	5,047	3,324	9,783	7,130
Restructuring	—	520	—	964
Amortization of intangible assets	360	461	724	924

Total operating expenses	19,091	16,830	37,454	32,631

Operating loss	(2,555)	(1,146)	(4,303)	(2,817)
Other income	118	16	160	56

Loss before income tax expense	(2,437)	(1,130)	(4,143)	(2,761)
Income tax expense	264	455	735	859

Net loss	$(2,701)	$(1,585)	$(4,878)	$(3,620)

Basic and diluted net loss per share	$(0.09)	$(0.05)	$(0.16)	$(0.12)

Shares used in computing basic and diluted net loss per share	29,976	29,935	29,965	29,935

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six months ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(4,878)	$(3,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	328	587
Depreciation and amortization	1,813	1,877
Provision for losses on accounts receivable	78	14
Gain on sale of assets	4	2
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,460)	628
Inventory	95	(218)
Prepaids and other assets	66	196
Accounts payable	180	143
Accrued expenses and other current liabilities, including restructuring	807	2,133
Deferred revenue	43	121
Income taxes payable	(274)	721
Other liabilities	(28)	25

Net cash (used in) provided by operating activities	(3,226)	2,609

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(2,285)
Maturities of available-for-sale securities	3,410	—
Capital expenditures	(897)	(1,569)

Net cash provided by (used in) investing activities	2,513	(3,854)

Cash flows from financing activities:
Proceeds from issuance of common stock	74	—

Net cash provided by financing activities	74	—

Effect of foreign currency translation on cash and cash equivalents	177	(314)

Net decrease in cash and cash equivalents	(462)	(1,559)
Cash and cash equivalents at beginning of period	8,107	8,600

Cash and cash equivalents at end of period	$7,645	$7,041

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
Six months ended June 30, 2011
(In thousands)
(Unaudited)

				Accumulated
	Common Stock		Additional	Other			Total
	Number		Paid-in	Comprehensive	Treasury	Accumulated	Stockholders’
	of Shares	Amount	Capital	Income/Loss	Stock	Deficit	Equity

Balance at January 1, 2011	30,098	$30	$373,860	$36	$(1,587)	$(330,536)	$41,803

Net loss	—	—	—	—	—	(4,878)	(4,878)

Gain on available-for-sale securities	—	—	—	5	—	—	5

Foreign currency translation adjustment	—	—	8	696	—	—	704

Comprehensive loss							(4,169)

Issuance of common stock from exercise of stock options	45	—	74	—	—	—	74

Stock-based compensation expense	—	—	328	—	—	—	328

Balance at June 30, 2011	30,143	$30	$374,270	$737	$(1,587)	$(335,414)	$38,036

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Orchid Cellmark Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US (“GAAP”) for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for a full year.
     The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010, as amended (the Securities and Exchange Commission (“SEC”) on March 15, 2011, as amended by Amendment No. 1 thereto, as filed with the SEC on April 29, 2011 (collectively, the “Annual Report”).
     There have been no changes to the Company’s critical accounting policies as disclosed in the Annual Report.
(2) Net Loss per Share
     Net loss per share is computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options that have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are equal.
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

The following is a schedule of marketable securities (in thousands):

		Quoted Prices in		Significant
		Active Markets	Significant Other	Observable Inputs
	June 30, 2011	(Level 1)	Inputs (Level 2)	(Level 3)
June 30, 2011 Available-for-sale securities	$8,649	$8,649	$—	$—

December 31, 2010 Available-for-sale securities	$11,714	$11,714	$—	$—

(4) Inventory
     Inventory is comprised of the following at June 30, 2011 and December 31, 2010 (in thousands):

		December 31,
	June 30, 2011	2010
Raw materials	$1,403	$1,491
Work in progress	322	335
Finished goods	15	10

	$1,740	$1,836

     Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of casework not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.
(5) Goodwill and Other Intangible Assets
     The following table sets forth the activity for goodwill during the six months ended June 30, 2011 (in thousands):

Balance as of January 1, 2011	$9,396
Effect of foreign currency translation	33

Balance as of June 30, 2011	$9,429

     Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value based test that compares the fair value of the asset to its carrying value.
     The following table sets forth the Company’s other intangible assets at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011			December 31, 2010
		Accumulated			Accumulated
	Cost (1)	Amortization	Net	Cost (1)	Amortization	Net
Customer list	$7,270	$(5,953)	$1,317	$7,238	$(5,823)	$1,415
Patents and know-how	4,900	(3,864)	1,036	4,898	(3,655)	1,243
Trademark/tradename	4,267	(3,666)	601	4,241	(3,467)	774
Base technology	6,021	(5,789)	232	6,006	(5,537)	469
Non-compete agreements	20	(20)	—	20	(20)	—

Totals	$22,478	$(19,292)	$3,186	$22,403	$(18,502)	$3,901

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $214 thousand and $139 thousand as of June 30, 2011 and December 31, 2010, respectively.
     Amortization expense associated with intangible assets was $360 thousand and $724 thousand, respectively, for the three and six months ended June 30, 2011. Amortization expense associated with intangible assets was $461 thousand and $924 thousand, respectively, for the three and six months ended June 30, 2010.
(6) Fixed Assets
     Fixed assets are comprised of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Laboratory equipment	$13,514	$13,128
Leasehold improvements	8,465	8,086
Computers and software	5,415	5,120
Furniture and fixtures	1,727	1,947

	29,121	28,281

Less accumulated depreciation and amortization	(23,394)	(22,490)

	$5,727	$5,791

     Depreciation expense associated with fixed assets was $594 thousand and $1.1 million, respectively, for the three and six months ended June 30, 2011. Depreciation expense associated with fixed assets was $468 thousand and $954 thousand, respectively, for the three and six months ended June 30, 2010.
(7) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities are comprised of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
VAT and other taxes	$2,904	$2,747
Professional fees	696	313
Employee compensation	1,152	1,394
Restructuring	57	290
Facility related accruals	523	374
Other	1,399	1,080

	$6,731	$6,198

(8) Restructuring
     The consolidation of the Company’s East Lansing, Michigan paternity testing operations into its Dayton, Ohio facility and the consolidation of its Nashville CODIS testing operation into its Dallas, Texas facility were both substantially completed as of December 31, 2010. As such, no additional restructuring charges were incurred in the first six months of 2011, as compared to $964 thousand for the six months ended June 30, 2010. The Company announced the planned East Lansing consolidation on October 20, 2009 and completed this consolidation during the quarter ended March 31, 2010. The Company announced the planned Nashville consolidation on January 14, 2010 and completed this consolidation during the quarter ended September 30, 2010. The expenses in 2010 related primarily to employee severance costs and facility closure costs.
     The restructuring liability is included as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

     As of June 30, 2011 and December 31, 2010, the Company had approximately $57 thousand and $290 thousand, respectively, in restructuring accruals outstanding that are related to severance and facility obligations.
     A summary of the restructuring activity is as follows (in thousands):

Total
Restructuring liability as of December 31, 2010	$290
Cash payments in the six months ended June 30, 2011	(233)

Restructuring liability as of June 30, 2011	$57

(9) Income Taxes
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2007 through 2009 remain open to examination by taxing authorities in the United Kingdom (“UK”) and the tax years 2007 through 2009 remain open to examination by the US taxing authorities. In addition, the US taxing authorities may examine the tax years from the Company’s inception in 1995 through 2006, but are barred from adjusting the tax liabilities in excess of the net operating losses generated in any of those tax years.
(10) Recently Issued Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe its adoption of the new guidance in the first quarter of fiscal 2012 will have an impact on its consolidated financial position, results of operations or cash flows.
(11) Comprehensive Loss
     Comprehensive income is comprised of net earnings, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the three months ended June 30, 2011 and 2010 was $2.7 million and $1.6 million, respectively, and total comprehensive loss for the six months ended June 30, 2011 and 2010 was $4.2 million and $4.4 million, respectively. The difference from net loss for the three and six months ended June 30, 2011 and 2010 consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss as reflected in the consolidated balance sheets includes cumulative foreign currency translation adjustments of $704 thousand and unrealized gain on available-for-sale securities of $5 thousand.
(12) Agreement and Plan of Merger
     On April 5, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Laboratory Corporation of America Holdings, a Delaware corporation (“LabCorp”), and OCM Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of LabCorp (“Purchaser”), pursuant to which LabCorp will acquire the Company in a two-step transaction. Pursuant to the Merger Agreement, and subject to its terms and conditions, on April 19, 2011, Purchaser commenced a cash tender offer to purchase all outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), including, to the extent outstanding, the associated preferred stock purchase rights (the “Rights”) issued under the Rights Agreement, dated July 27, 2001, as amended (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, as rights agent, at a purchase price of $2.80 per share, net to the seller in cash, without interest thereon and subject to any required tax withholding. At the close of business on May 16, 2011, the Rights Agreement and the Rights expired pursuant to their terms. As a result, the Rights are no longer outstanding and the Purchaser’s tender offer is only for the outstanding shares of Common Stock (the “Shares”). On June 15, 2011, the Company, LabCorp and the Purchaser entered into Amendment No. 1 to the Merger Agreement to amend the Merger Agreement to allow for extensions of the Purchaser’s tender offer of one or more successive periods of not more than 30 calendar days each under Sections 1.1(e)(i) and 1.1(e)(ii) of the Merger Agreement.
     Unless extended as set forth in filings with the SEC, the tender offer is currently scheduled to expire at 5:00 p.m., New York City time, on Friday, September 9, 2011, after which time, if all conditions to the tender offer have been satisfied or waived, Purchaser will accept for payment all Shares validly tendered pursuant to the offer and not validly withdrawn. The Purchaser may extend the tender offer past this time in certain circumstances as required or permitted by the Merger Agreement, as amended, and applicable law. If successful, the tender offer will be followed by the merger of Purchaser into the Company, with the Company being the surviving corporation and becoming a wholly owned subsidiary of LabCorp. In the merger, Shares not purchased in the tender offer (other than Shares held by stockholders who properly demand and perfect their appraisal rights under Delaware law) will be converted into the right to receive the same $2.80 per share cash payment, without interest, paid in the tender offer.
          In addition, the Merger Agreement, as amended, includes termination provisions for both the Company and LabCorp and provides that, in connection with the termination of the Merger Agreement, as amended, under certain circumstances, the Company would be obligated to pay LabCorp a termination fee of $2.5 million and reimburse LabCorp for certain out-of-pocket expenses up to $0.5 million. The consummation of the tender offer and the merger are subject to conditions, including the Purchaser’s acquisition of a majority of the outstanding shares of the Company’s Common Stock on a fully-diluted basis and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”). Neither the tender offer nor the merger is subject to a financing condition. On May 17, 2011, both the Company and LabCorp received a request from the US Federal Trade Commission (the “FTC”) for additional information under the HSR Act, in connection with the tender offer. As a result, the waiting period under the HSR Act was extended. The Company and LabCorp are cooperating with the FTC’s requests for additional information. The Company can provide no assurance that these transactions will be completed. Except where explicitly stated otherwise, information contained in this report does not take into account, or give any effect to, the impact of the proposed transactions with LabCorp. For additional details regarding the Merger Agreement, as amended, and the tender offer, please see the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2011, and the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 relating to the tender offer, including amendments on Schedule 14D-9/A, filed with the SEC.
(13) Legal Proceedings
     On or about November 21, 2001, a complaint was filed in the United States District Court for the Southern District of New York naming the Company as a defendant, along with certain of the Company’s former officers and underwriters. An amended complaint was filed on April 19, 2002. The complaint, as amended, purportedly was filed on behalf of persons purchasing the Company’s stock between May 4, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The amended complaint alleges that, in connection with the Company’s May 5, 2000 initial public offering (the “IPO”), the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in May 2000 and the prospectus, a part of the registration statement, materially false and misleading. On or about July 15, 2002, the Company filed a motion to dismiss all of the claims against the Company and the Company’s former officers. On October 9, 2002, the Court dismissed without prejudice only the Company’s former officers, Dale R. Pfost and Donald R. Marvin, from the litigation in exchange for the Company entering into a tolling agreement with plaintiffs’ executive committee. On February 19, 2003, the Company received notice of the Court’s decision to dismiss the Section 10(b) claims against the Company. Plaintiffs and the defendant issuers involved in related IPO securities litigation, including us, have agreed in principal on a settlement that, upon a one-time surety payment by the defendant issuers’ insurers, would release the defendant issuers and the individual officers and directors from claims and any future payments or out-of-pocket costs. On March 10, 2005, the Court issued a memorandum and order (i) preliminarily approving the settlement, contingent on the parties’ agreement on modifications of the proposed bar order in the settlement documents, (ii) certifying the parties’ proposed settlement classes, (iii) certifying the proposed class representatives for the purposes of the settlement only and (iv) setting a further hearing for the purposes of (a) making a final determination as to the form, substance and program of notice of proposed settlement and (b) scheduling a public fairness hearing in order to determine whether the settlement can be finally approved by the Court. On April 24, 2006, the Court held a fairness hearing and took the motion for final approval under advisement. On October 5, 2009, the Court granted the plaintiffs’ motion for an order of final approval of the settlement, plan of allocation and certification of the class. Such settlement does not require any payment by the Company to the plaintiffs. The defendant issuers’ share of the settlement amount is funded by the insurers. Notices of appeal have been filed by six groups of appellants. None of the notices state the basis for appeal.
     In related proceedings against the underwriters, the United States Court of Appeals for the Second Circuit ruled on December 5, 2006 that the certification by the District Court for the Southern District of New York of class actions against the underwriters in six “focus cases” was vacated and remanded for further proceedings. In so doing, the Second Circuit ruled that “the cases pending on this appeal may not be certified as class actions.” On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing, and no further appeals have been taken.

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
     The Company is a defendant in litigation pending in the United States District Court for the Southern District of New York entitled Enzo Biochem, Inc. et al. (“Enzo”) v. Amersham PLC, et al. (“Amersham”), filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for unfair competition and tortious interference with contractual relations. The Company did not have a contractual relationship with plaintiffs, but the Company is alleged to have purchased the product at issue from one of the other defendants. The Company has sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from the Company. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in the Company’s favor on the construction of the patents asserted against the Company, and the co-defendants, including the Company, moved for summary judgment on all claims against us in January 2007. A hearing on the defendants’ motions for summary judgment occurred on July 17-18, 2007, and the Court reserved ruling on the motions, taking them under advisement. Such matter has been delayed due to the death of the judge and the assignment of a new judge.
     In other litigation brought by Enzo against another defendant under the same patents asserted against the Company, a Connecticut Federal Court has invalidated the patents asserted there and asserted against the Company in the New York case. That decision was reversed in part by the Court of Appeals on March 26, 2010. The United States Supreme Court denied further review in June 2011. As a result of these developments, the Enzo v. Amersham case has been stayed pending the outcome of the Connecticut Federal Court case, which is scheduled for trial in early 2012.
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
     On May 2, 2011, the Company received a copy of a complaint regarding a putative class action lawsuit that was filed on April 19, 2011 by a single plaintiff in the Superior Court of New Jersey, Chancery Division in Mercer County (Docket No. L-1083-11) against the Company, LabCorp, Purchaser, and individual members of the Company’s board of directors. The action, captioned Harrison Kletzel v. Orchid Cellmark Inc., et al., alleges that (i) individual members of the Company’s board of directors violated their fiduciary duties of good faith, loyalty, and due care owed to the Company’s stockholders by (a) failing to undertake an appropriate evaluation of the Company’s worth as a merger candidate or in liquidation, (b) failing to engage in a meaningful auction process and (c) failing to act independently, and, (ii) LabCorp, the Company and Purchaser aided and abetted the individual defendants in the breach of their fiduciary duties. The plaintiff seeks (i) to enjoin the acquisition of the Company by Purchaser and LabCorp, (ii) to enjoin the implementation of the deal protection devices in the Merger Agreement and deployment of the Company’s poison pill, (iii) to direct the individual defendants to exercise their fiduciary duties to maximize stockholder value in any proposed sale of the Company, (iv) to impose a constructive trust, in favor of the plaintiff and members of the proposed class, upon any benefits improperly received by defendants as a result of their wrongful conduct, and (v) monetary damages in an unspecified amount as well fees and costs, among other relief.
     On May 2, 2011, a punitive class action lawsuit was filed by a single plaintiff in the United States District Court for the District of New Jersey against the Company, LabCorp, Purchaser, and individual members of the Company’s Board of Directors (Docket No. 3:11-cv-02508-AET-LHG). The action, captioned Nicholas Tsatsis v. Orchid Cellmark, Inc., alleges that: (i) individual members of the Company’s Board of Directors violated their fiduciary duties of good faith and loyalty owed to the Company’s stockholders by failing to: (a) fully inform themselves of the Company’s market value, (b) act in the interests of equity owners and (c) maximize stockholder value; (ii) individual defendants breached their fiduciary duty through materially inadequate disclosures and material disclosure omissions; (iii) LabCorp and the Company aided and abetted the individual director’s breaches of fiduciary duty because LabCorp obtained sensitive non-public information concerning the Company’s operations and thus had the advantage to acquire the Company at an unfair price; and (iv) defendants violated section 14(e) of the Exchange Act by failing to provide adequate disclosures in the Solicitation/Recommendation Statement dated April 19, 2011, rendering it materially false and misleading. Plaintiff seeks: (i) to have the Merger Agreement declared unlawful and unenforceable; (ii) to enjoin the defendants from proceeding with the Merger Agreement or consummating the transaction unless and until the Company adopts and implements a procedure or process, such as an auction, to obtain the highest possible price for the Company; (iii) to rescind, to the extent already implemented, the Merger Agreement or any of the terms thereof; and (iv) monetary damages in an unspecified amount as well as costs, fees, and disbursements, among other relief.
     On May 4, 2011, the Company first learned that a putative class action lawsuit was filed on April 20, 2011 by a single plaintiff in the New Jersey Superior Court, Mercer County, Chancery Division against the Company, LabCorp, Purchaser, and individual members of the Company’s Board of Directors (Docket No. L-1099-11). The action, captioned Betty Greenberg v. Orchid Cellmark, Inc., et al., alleges that: (i) individual members of the Company’s Board of Directors violated their fiduciary duties of good faith and loyalty owed to the Company’s stockholders by failing to: (a) fully inform themselves of the Company’s market value, (b) act in the interests of equity owners and (c) maximize stockholder value; and (ii) LabCorp and the Company aided and abetted the individual directors’ breaches of fiduciary duty. Plaintiff seeks: (i) to have the Merger Agreement declared unlawful and unenforceable; (ii) to enjoin the defendants from proceeding with the Merger Agreement or consummating the transactions unless and until the Company adopts and implements a procedure or process, such as an auction, to obtain the highest possible price for the Company; (iii) to rescind, to the extent already implemented, the Merger Agreement or any of the terms thereof; and (iv) monetary damages in an unspecified amount as well as costs, fees, disbursements, among other relief.
     On May 11, 2011, the Superior Court of New Jersey Chancery Division stayed the actions filed by the three shareholders in that court: Bruce Ballard v. Orchid Cellmark, et al. (Docket No. C 000032 11), Harrison Kletzel v. Orchid Cellmark Inc., et al., (Docket No. L-1083-11), and Betty Greenberg v. Orchid Cellmark, Inc., et al. (Docket No. L-1099-11), finding that the allegations were substantially similar to those made by the plaintiffs in the three actions filed in the Delaware Court of Chancery where a motion for preliminary injunction was scheduled for argument on May 12, 2011. Under principles of comity and fairness and in order to avoid duplicative litigation, the Superior Court of New Jersey Chancery Division ordered the three actions pending in that court be stayed until further order of the Court.
     On May 12, 2011, the Delaware Court of Chancery denied the motion for a preliminary injunction filed in the consolidated Silverberg, Nannetti, and Locke actions finding there was no reasonable likelihood of success on the plaintiffs’ claims for breach of fiduciary duty by the individual directors of the Company’s Board of Directors and thus no attendant likelihood of success on the plaintiffs’ claims for aiding and abetting a breach of fiduciary duty by the Company, LabCorp, and the Purchaser. On May 13, 2011, the plaintiffs in these actions filed a motion to appeal, on an expedited basis, the denial of their motion for a preliminary injunction. On May 16, 2011, the Supreme Court of the State of Delaware refused to allow the plaintiffs’ appeal.
     On May 12, 2011, a motion for preliminary injunction was filed in the United States District Court of New Jersey in Tsatsis v. Orchid Cellmark, Inc., (Docket No. 3:11-cv-02508-AET-LHG), seeking to enjoin the defendants from proceeding with the Merger Agreement or consummating the transaction as described above in paragraph seven of this Section (i) of Item 8. On May 13, 2011, the United States District Court of New Jersey denied the plaintiff’s request for an expedited hearing on the motion for a preliminary injunction. The Company and LabCorp opposed the request for a preliminary injunction and the defendants filed motions to dismiss the action for failure to state a claim. On June 24, 2011, the plaintiff filed a voluntary dismissal of this action, and on July 7, 2011, the Court entered that dismissal.
     The Company and LabCorp believe the allegations in each of the complaints described above are entirely without merit, and the defendants intend to vigorously defend each action. However, even a meritless lawsuit potentially may delay consummation of the transactions contemplated by the Merger Agreement, including the Offer and the Merger.
     Additionally, the Company has certain other claims against it arising from the normal course of its business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on the Company’s financial position and liquidity, but could have a material impact on its results of operations for any reporting period.

(14) Subsequent Events
     In accordance with ASC 855-10, Subsequent Events, the Company has evaluated subsequent events through the date the accompanying consolidated financial statements were issued.
     For information concerning the Merger Agreement, as amended, with LabCorp, see Note 12 — Agreement and Plan of Merger above.
     For information concerning lawsuits filed against the Company and the Company’s directors in connection with the Merger Agreement, as amended, see Note 13 — Litigation above.
     Following the announcement in December 2010 by the UK’s Home Office to implement a wind down of the Forensic Science Service (the “FSS”), the Association of Chief Police Officers established a national program of work to manage and transition all forensics services from the FSS. Under this program, in July 2011, the Company was awarded a significant amount of new DNA and forensic casework from the East Midlands Region, the Eastern Region, the West Midlands Region and the North East Region. The Company is currently negotiating contracts with the applicable police forces and engaged in implementation discussions. The contracts are expected to have an initial two-year term with additional yearly renewal options for a maximum term of five years. It is anticipated that the Company will begin servicing this new work in the third quarter of 2011. In July 2011, the Company was also awarded two other forensic tenders in the UK, one of which was to retain work previously performed by the Company. The retained contract has a 32-month term, with annual reviews, and the option of two one-year extensions. The second award has a three-year term with a one-year extension. The Company estimates the incremental annual revenue from these awards will be approximately $8 million (at the current exchange rate).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statement and related Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, or the Annual Report.
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
     Our operations in the UK accounted for 63% and 60% of our total revenues for the three months ended June 30, 2011 and 2010, respectively, and for 65% and 60% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. In 2007, UK police forces commenced soliciting competitive bids for all forensic testing services in a series of regional tenders. In February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK’s Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. In August 2010, such contracts were extended for a two-year term ending in 2013. In October 2010, we commenced work for five additional UK police forces in the East Midlands region under three-year contracts awarded under the National Forensic Procurement Project. Under the terms of the award, we are conducting DNA analysis of crime scene samples for submission to the UK’s National DNA Database. Following the announcement in December 2010 by the UK’s Home Office to implement a wind down of the Forensic Science Service, or the FSS, the Association of Chief Police Officers established a national program of work to manage and transition all forensics services from the FSS. Under this program, in July 2011, we were awarded a significant amount of new DNA and forensic casework from the East Midlands Region, the Eastern Region, the West Midlands Region and the North East Region. We are currently negotiating contracts with the applicable police forces and engaged in implementation discussions. The contracts are expected to have an initial two-year term with additional yearly renewal options for a maximum term of five years. It is anticipated that we will begin servicing this new work in the third quarter of 2011. In July 2011, we were also awarded two other forensic tenders in the UK, one of which was to retain work previously performed by us. The retained contract has a 32-month term, with annual reviews, and the option of two one-year extensions. The second award has a three-year term with a one-year extension. We estimate the incremental annual revenue from these awards will be approximately $8 million (at the current exchange rate).

     Our operations in the US accounted for 37% and 40% of our total revenues for the three months ended June 30, 2011 and 2010, respectively, and for 35% and 40% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. We continue to experience price competition in our forensics and paternity testing businesses. We are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of Combined DNA Index System, or CODIS, samples that need to be retested. In October 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility, which we completed during the quarter ended March 31, 2010. In January 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility, which we completed in the quarter ended September 30, 2010. We achieved these consolidations within the time frames and range of costs previously disclosed and our operating costs have been favorably impacted by the consolidation of these testing facilities. We currently are focused on achieving continued operational efficiencies, cost reductions and increased scalability from these consolidations.
Proposed Acquisition by Laboratory Corporation of America Holdings
     On April 5, 2011, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Laboratory Corporation of America Holdings, or LabCorp, and OCM Acquisition Corp., a wholly owned subsidiary of LabCorp, or the Purchaser, pursuant to which LabCorp will acquire us in a two-step transaction. Pursuant to the Merger Agreement, and subject to its terms and conditions, on April 19, 2011, Purchaser commenced a cash tender offer to purchase all outstanding shares of our Common Stock, including, to the extent outstanding, the Rights issued under the Rights Agreement, dated July 27, 2001, as amended, between us and American Stock Transfer & Trust Company, as rights agent, at a purchase price of $2.80 per share, net to the seller in cash, without interest thereon and subject to any required tax withholding. At the close of business on May 16, 2011, the Rights Agreement and the Rights expired pursuant to their terms. As a result, the Rights are no longer outstanding and the Purchaser’s tender offer is only for the outstanding shares of Common Stock. On June 15, 2011, we, LabCorp and the Purchaser entered into Amendment No. 1 to the Merger Agreement to amend the Merger Agreement to allow for extensions of the Purchaser’s tender offer of one or more successive periods of not more than 30 calendar days each under Sections 1.1(e)(i) and 1.1(e)(ii) of the Merger Agreement
     Unless extended as set forth in filings with the Securities and Exchange Commission, or SEC, the tender offer is currently scheduled to expire at 5:00 p.m., New York City time, on Friday, September 9, 2011, after which time, if all conditions to the tender offer have been satisfied or waived, Purchaser will accept for payment all shares of our Common Stock validly tendered pursuant to the offer and not validly withdrawn. The Purchaser may extend the tender offer past this time in certain circumstances as required or permitted by the Merger Agreement, as amended, and applicable law. If successful, the tender offer will be followed by the merger of Purchaser into us, with our company being the surviving corporation and becoming a wholly owned subsidiary of LabCorp. In the merger, shares of our Common Stock not purchased in the tender offer (other than shares of our Common Stock held by stockholders who properly demand and perfect their appraisal rights under Delaware law) will be converted into the right to receive the same $2.80 per share cash payment, without interest, paid in the tender offer.
     In addition, the Merger Agreement, as amended, includes termination provisions for both us and LabCorp and provides that, in connection with the termination of the Merger Agreement, as amended, under certain circumstances, we would be obligated to pay LabCorp a termination fee of $2.5 million and reimburse LabCorp for certain out-of-pocket expenses up to $0.5 million. The consummation of the tender offer and the merger are subject to conditions, including the Purchaser’s acquisition of a majority of the outstanding shares of our Common Stock on a fully-diluted basis. and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, or the HSR Act. Neither the tender offer nor the merger is subject to a financing condition. On May 17, 2011, both we and LabCorp received a request from the US Federal Trade Commission, or FTC, for additional information under the HSR Act, in connection with the tender offer. As a result, the waiting period under the HSR Act was extended. We and LabCorp are cooperating with the FTC’s requests for additional information. We can provide no assurance that these transactions will be completed. Except where explicitly stated otherwise, information contained in this report does not take into account, or give any effect to, the impact of the proposed transactions with LabCorp. For additional details regarding the Merger Agreement, as amended, and the tender offer, please see our Current Report on Form 8-K, filed with the SEC on April 6, 2011, and our Solicitation/Recommendation Statement on Schedule 14D-9 relating to the tender offer, including amendments on Schedule 14D-9/A, filed with the SEC.

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
     For the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, total revenues increased by approximately 5%, while gross margin, as percentage of service revenues, decreased to approximately 29%. For the three months ended June 30, 2011 as compared to the same period in 2010, our UK revenues increased by approximately 10%, as measured in US dollars, primarily as a result of increased forensics revenues due to increased volume. For the three months ended June 30, 2011, as compared to the same period in 2010, our UK revenues were favorably impacted by approximately 10% as a result of the exchange rate movement of the British pound as compared to the US dollar. For the three months ended June 30, 2011, as compared to the same period in 2010, our US revenues decreased by approximately 2%. In the second quarter of 2011, our US revenues were primarily impacted by an increase in revenues from testing services involving DNA profile uploads into the CODIS and individual state databases, as well as an increase in revenues derived from our forensic casework business. These increases were more than offset by a decrease in government paternity testing services, as well as a decrease in other forensic revenues. Gross margin, as a percentage of service revenue decreased primarily as a result of price decreases in our UK and US-based businesses, partially offset by higher volumes in our UK and US-based operations. For the three months ended June 30, 2011, our operating expenses, other than cost of service revenues, increased by approximately 16% as compared to the same period in 2010, primarily as a result of increased general and administrative expenses, primarily related to legal and professional fees incurred in connection with the negotiation and execution of the Merger Agreement, as amended, and related transaction costs. This increase was partially offset by decreased restructuring expenses as well as decreased research and development expenses.
     For the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, total revenues increased by approximately 11%, and gross margin, as percentage of service revenues, decreased to approximately 29%. For the six months ended June 30, 2011 as compared to the same period in 2010, our UK revenues increased by approximately 19%, as measured in US dollars, primarily as a result of increased forensics revenues due to increased volume, as well as increased paternity and agriculture revenues. For the six months ended June 30, 2011, as compared to the same period in 2010, our US revenues decreased by approximately 1%. In the six months ended June 30, 2011, our US revenues were primarily impacted by an increase in revenues from testing services involving DNA profile uploads into the CODIS and individual state databases. This increase was offset by a decrease in government paternity testing services, as well as decreases in casework and other forensic revenues. Gross margin, as a percentage of service revenue decreased primarily as a result of price decreases in both our UK and US-based business, partially offset by higher volumes in our UK and US-based operations. For the six months ended June 30, 2011, our operating expenses, other than cost of service revenues, increased by approximately 13% as compared to the same period in 2010, primarily as a result of increased general and administrative expenses, primarily related to legal and professional fees incurred in connection with the negotiation and execution of the Merger Agreement, as amended, and related transaction costs. This increase was partially offset by decreased restructuring expenses as well as decreased research and development expenses.

RESULTS OF OPERATIONS
The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended June 30, 2011 and 2010:

	(In thousands)
	2011	2010	$ Change	% Change
Total revenues	$16,536	$15,684	852	5
Cost of service revenues	11,827	10,568	1,259	12
Research and development	318	492	(174)	(35)
Marketing and sales	1,539	1,465	74	5
General and administrative	5,047	3,324	1,723	52
Restructuring	—	520	(520)	(100)
Amortization of intangible assets	360	461	(101)	(22)
Other income	118	16	102	>100
Income tax expense	264	455	(191)	(42)
Net loss	(2,701)	(1,585)	(1,116)	70
Revenues
     Total revenues for the three months ended June 30, 2011 of $16.5 million represented an increase of $852 thousand, or approximately 5%, as compared to revenues of $15.7 million for the comparable period in 2010.
     Revenues from our UK-based testing services of $10.4 million for the three months ended June 30, 2011 increased by $981 thousand, or approximately 10%, as compared to $9.4 million for the comparable period in 2010. For the three months ended June 30, 2011, as compared to the same period in 2010, our UK revenues were favorably impacted by approximately 10% as a result of the exchange rate movement of the British pound as compared to the US dollar. Our UK-based revenue increase was driven by a significant increase in forensics revenues, as well as increases in our paternity and agriculture revenues. We expect our UK-based revenues to increase as we begin servicing contracts resulting from our recent bid awards in the UK.
     Our US service revenues for the three months ended June 30, 2011 of $6.1 million decreased by approximately 2%, as compared to $6.2 million for the same period in 2010. For the three months ended June 30, 2011, our US revenues were primarily impacted by an increase in revenues from testing services involving DNA profile uploads into the CODIS and individual state databases, as well as an increase in revenues derived from our forensic casework business. These increases were more than offset by a decrease in government paternity testing services, as well as a decrease in other forensic revenues.
Cost of Service Revenues
     Cost of service revenues were $11.8 million, or approximately 72% of service revenues, for the three months ended June 30, 2011, compared to $10.6 million, or approximately 67% of service revenues, for three months ended June 30, 2010. For three months ended June 30, 2011, as compared to the same period in 2010, our UK cost of service revenues were unfavorably impacted by approximately 10% as a result of the exchange rate movement of the British pound as compared to the US dollar. Cost of service revenues for the three months ended June 30, 2011, as compared to the same period in 2010, increased due to higher personnel and lab supplies as a result of increased volume in our UK operations. Our gross margin percentage decreased by four percentage points for the three months ended June 30, 2011 as compared to the same period in 2010 primarily as a result of price decreases in our UK forensic and paternity operations.
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

Research and Development
     Research and development expenses for the three months ended June 30, 2011 and 2010 were $318 thousand and $492 thousand, respectively. The greater expenses incurred in 2010 period were primarily due to costs incurred in the 2010 period associated with the establishment of a CODIS laboratory at our Dallas, Texas testing facility
Marketing and Sales
     Marketing and sales expenses for the three months ended June 30, 2011 and 2010 were $1.5 million and $1.5 million, respectively. The $74 thousand increase in marketing and sales expenses in 2011 was due to increased program costs and increased customer service expenses in the UK.
General and Administrative
     General and administrative expenses for the three months ended June 30, 2011 and 2010 were $5.0 million and $3.3 million, respectively. The increase in general and administrative expenses is primarily due to increased legal and professional fees, including approximately $1.3 million in legal fees incurred in connection with the negotiation and execution of the Merger Agreement, as amended, defending the securities derivative lawsuits filed against us in connection with the proposed acquisition, and cooperating with the FTC to obtain clearance of the proposed acquisition under the HSR Act. We expect general and administrative costs to continue to be significant over the next few months as a result of the costs incurred in connection with our proposed acquisition by LabCorp.
Restructuring
     During the three months ended June 30, 2011, we did not recognize any restructuring expenses related to the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility and the consolidation of our Nashville, Tennessee testing operation into our Dallas, Texas facility, as compared to $520 thousand of restructuring expenses recognized in the three months ended June 30, 2010. We announced the planned East Lansing consolidation on October 20, 2009 and substantially completed this consolidation during the quarter ended March 31, 2010. We announced the planned Nashville consolidation on January 14, 2010, and substantially completed this consolidation during the quarter ended September 30, 2010.
Amortization of Intangible Assets
     During the three months ended June 30, 2011 and 2010, we recorded $360 thousand and $461 thousand of amortization expense, respectively.
Income Tax Expense
     During the three months ended June 30, 2011 and 2010, we recorded income tax expense of $264 thousand and $455 thousand, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.
Net Loss
     For the three months ended June 30, 2011, we reported a net loss of $2.7 million, which represents an increase of $1.1 million compared to a net loss of $1.6 million for the three months ended June 30, 2010.

The following table sets forth a comparison of the components of our net loss for the six months ended June 30, 2011 and 2010:

	(In thousands)
	2011	2010	$ Change	% Change
Total revenues	$33,151	$29,814	3,337	11
Cost of service revenues	23,152	19,948	3,204	16
Research and development	682	889	(207)	(23)
Marketing and sales	3,113	2,776	337	12
General and administrative	9,783	7,130	2,653	37
Restructuring	—	964	(964)	(100)
Amortization of intangible assets	724	924	(200)	(22)
Other income	160	56	104	>100
Income tax expense	735	859	(124)	(14)
Net loss	(4,878)	(3,620)	(1,258)	35
Revenues
     Total revenues for the six months ended June 30, 2011 of $33.2 million represented an increase of $3.3 million, or approximately 11%, as compared to revenues of $29.8 million for the same period in 2010.
     Revenues from our UK-based testing services of $21.4 million for the six months ended June 30, 2011 increased by $3.4 million, or approximately 19%, as compared to $18.0 million for the same period in 2010. For the six months ended June 30, 2011, as compared to the same period in 2010, our UK revenues were favorably impacted by approximately 6% as a result of the exchange rate movement of the British pound as compared to the US dollar. Our UK-based revenue increase was driven by a significant increase in forensics revenues, as well as increases in our paternity and agriculture businesses.
     Our US service revenues for the six months ended June 30, 2011 of $11.7 million decreased by approximately 1%, as compared to $11.8 million for the same period in 2010. For the six months ended June 30, 2011, our US revenues were impacted by an increase in revenues from testing services involving DNA profile uploads into the CODIS and individual state databases, as well as an increase in revenues derived from our private paternity testing services. These increases were more than offset by a decrease in government paternity testing services, as well as a decrease in other forensic revenues.
     During the six months ended June 30, 2011 and 2010, we recognized $7 thousand and $14 thousand, respectively, in other revenues, specifically license revenues.
Cost of Service Revenues
     Cost of service revenues were $23.2 million, or approximately 70% of service revenues, for the six months ended June 30, 2011, compared to $19.9 million, or approximately 67% of service revenues, for six months ended June 30, 2010. For six months ended June 30, 2011, as compared to the same period in 2010, our UK cost of service revenues were unfavorably impacted by approximately 6% as a result of the exchange rate movement of the British pound as compared to the US dollar. Cost of service revenues for the six months ended June 30, 2011, as compared to the comparable period in 2010, increased due to higher personnel and lab supplies as a result of increased volume in our UK operations. In October 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility, which we completed during the quarter ended March 31, 2010. In January 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility, which we completed in the quarter ended September 30, 2010. We achieved these consolidations within the time frames and range of costs previously disclosed and our operating costs have been favorably impacted by the consolidation of these testing facilities. Our gross margin percentage decreased by three percentage points in the first half of 2011 as compared to the same period in 2010 primarily as a result of price decreases in our UK forensic operations.

Research and Development
     Research and development expenses for the six months ended June 30, 2011 and 2010 were $682 thousand and $889 thousand, respectively. The greater expenses incurred in the 2010 period were primarily due to costs incurred in the 2010 period associated with the establishment of a CODIS laboratory at our Dallas, Texas testing facility.
Marketing and Sales
     Marketing and sales expenses for the six months ended June 30, 2011 and 2010 were $3.1 million and $2.8 million, respectively. The increase in marketing and sales expenses in 2011 was due to increased program costs and increased customer service expenses in the UK.
General and Administrative
     General and administrative expenses for the six months ended June 30, 2011 and 2010 were $9.8 million and $7.1 million, respectively. The increase in general and administrative expenses in 2011 was primarily due to the $750 thousand to settle the litigation with Genetic Technologies Limited in the first quarter of 2011, as well as increased legal and professional fees, including approximately $1.7 million in legal fees incurred in connection with the negotiation and execution of the Merger Agreement, as amended, defending the securities derivative lawsuits filed against us in connection with the proposed acquisition, and cooperating with the FTC to obtain clearance of the proposed acquisition under the HSR Act.
Restructuring
     During the six months ended June 30, 2011, we did not recognize any restructuring expenses related to the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility and the consolidation of our Nashville, Tennessee testing operation into our Dallas, Texas facility, as compared to $964 thousand of restructuring expenses recognized in the six months ended June 30, 2010.
Amortization of Intangible Assets
     During the six months ended June 30, 2011 and 2010, we recorded $724 thousand and $924 thousand of amortization expense, respectively.
Income Tax Expense
     During the six months ended June 30, 2011 and 2010, we recorded income tax expense of $735 thousand and $859 thousand, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.
Net Loss
     For the six months ended June 30, 2011, we reported a net loss of $4.9 million, which represents an increase of $1.3 million compared to a net loss of $3.6 million for the six months ended June 30, 2010.
LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2011, we had $16.3 million in cash, cash equivalents and available-for-sale securities, as compared to $19.8 million as of December 31, 2010. Working capital decreased to $19.1 million at June 30, 2011 from $22.2 million at December 31, 2010. The decrease in cash was primarily a result of the increased net loss incurred during the first six months of 2011, as well as an increase in our accounts receivable in the first six months of 2011.
Sources of Liquidity
     Our primary sources of liquidity have been issuances of our securities and other capital raising activities.
     The following table sets forth a comparison of the components of our liquidity and capital resources for the six months ended June 30, 2011 and 2010:

	(In thousands)
	2011	2010	$ Change	% Change
Cash provided by (used) in:
Operating activities	$(3,226)	$2,609	$(5,835)	>	(100)
Investing activities	2,513	(3,854)	6,367		>100
Financing activities	74	—	74		100
Net cash used in operations for the six months ended June 30, 2011 was $3.2 million, compared with net cash provided by operations of $2.6 million for the comparable period in the prior year. The change in operating cash flows was mainly a result of the increased net loss as well as increased accounts receivable in the first six months of 2011. Investing activities during the six months ended June 30, 2011 consisted of the maturity of available-for-sale securities and investing activities during the six months ended June 30, 2010 consisted of the purchase of available-for-sale securities, as well as capital expenditures. Financing activities during the six months ended June 30, 2011 consisted of stock options exercised.
Expected Uses of Liquidity in 2011
     Throughout 2011, we plan to continue making investments in our business. We expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples, facility expenses, marketing expenses and general and administrative costs, including any increases thereto resulting from our proposed acquisition by LabCorp and the related litigation. Actual expenditures may vary substantially from our estimates. We expect to make capital expenditures related to the expansion of our UK facilities in Abingdon and Chorley. In addition, we may make additional investments in future acquisitions of businesses or technologies which would increase our capital expenditures.
     We believe that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months. We may need to raise additional capital through debt or equity financing to fund future growth opportunities or to operate our ongoing business activities if our future results of operations fall below our expectations or if our proposed acquisition by LabCorp is not consummated. However, we may not be able to raise additional funds or raise funds on terms that are acceptable to us. If future financing is not available to us, or is not available on terms acceptable to us, we may not be able to fund our future needs. If we raise funds through equity or convertible securities, our stockholders may experience dilution and our stock price may decline.
     We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations or if our proposed acquisition by LabCorp is not consummated. We also may need additional capital if we seek to acquire other businesses or technologies.
Commitments and Contingencies
     There were no material changes during the six months ended June 30, 2011 to our contractual obligations and commercial commitments as reported in the Annual Report.
Off-Balance Sheet Arrangements
     None.
Critical Accounting Policies
     There were no changes during the six months ended June 30, 2011 to our critical accounting policies as reported in the Annual Report.
Recently Issued Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board, or FASB, issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have an impact on our consolidated financial position, results of operations or cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Our exposure to market risk is principally confined to our cash equivalents and available-for-sale securities, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of June 30, 2011, we had no short-term or long-term debt obligations.
Foreign Currency Risk
     Our business derives a substantial portion of its revenues from international operations. We record the majority of our foreign operational transactions, including all cash inflows and outflows, in the local currency, British pound. We record all of our US operational transactions, including cash inflows and outflows, in US dollars. We expect that international sales will continue to represent a significant portion of our revenues. The significant percentage of our revenues derived from our UK operations makes us vulnerable to future fluctuations in the exchange rate between the British pound and the US dollar. However, all of our operating expenses related to our UK operations also are subject to exchange rate fluctuations and thus provide a natural hedge against such exchange rate movements. Currently, there is no material adverse impact to our financial results from exchange rate movements.
Item 4. CONTROLS AND PROCEDURES
     (a) Disclosure Controls and Procedures. As of June 30, 2011, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of June 30, 2011 that our disclosure controls and procedures were adequate and effective.
     (b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects:
•	our belief that our experience and reputation as a reliable provider of services to government agencies is a valued credential that can be used in securing both new contracts and renewing existing contracts;

•	our belief that the US and UK will continue to be some of the largest existing markets for DNA testing services;

•	our anticipation that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•	our belief that litigation claims arising against us from the normal course of business will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period;

•	our plan to continue to make investments in our business;

•	our expectation about our significant uses of liquidity;

•	our expectation of increased UK-based revenues as a result of recent bid awards;

•	our expectation that the contracts awarded by the East Midlands Region, the Eastern Region, the West Midlands Region and the North East Region will have an initial two-year term with additional yearly renewal options for a maximum term of five years;

•	our anticipation that we will begin servicing the new work awarded by the East Midlands Region, the Eastern Region, the West Midlands Region and the North East Region in the third quarter of 2011;

•	our estimate that the incremental annual revenue from the three recent forensic awards in the UK will be approximately $8 million (at the current exchange rate);

•	our belief that the allegations described in the putative class action lawsuits filed in connection with the Merger Agreement, as amended, are entirely without merit, and that the defendants intend to vigorously defend each action;

•	our expectation that general and administrative costs will increase over the next few months as a result of the increase in costs incurred in connection with our proposed acquisition by LabCorp, including defending the securities derivative lawsuits filed against us in connection with the proposed acquisition and cooperating with the FTC to obtain clearance of the proposed acquisition under the HSR Act;

•	our expectation that UK sales will continue to represent a significant portion of our revenues; and

•	our expectation that our disclosure controls and procedures or our internal control over financial reporting will not prevent all error and all fraud.
     While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause actual results to vary materially, including the risks and uncertainties discussed throughout this Quarterly Report on Form 10-Q and the cautionary information set forth under the heading “Risk Factors” appearing in Item 1A of the Annual Report, as supplemented by subsequent Quarterly Reports on Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.
PART II — OTHER INFORMATION
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
     In related proceedings against the underwriters, the United States Court of Appeals for the Second Circuit ruled on December 5, 2006 that the certification by the District Court for the Southern District of New York of class actions against the underwriters in six “focus cases” was vacated and remanded for further proceedings. In so doing, the Second Circuit ruled that “the cases pending on this appeal may not be certified as class actions.” On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing, and no further appeals have been taken.
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
     We are a defendant in litigation pending in the United States District Court for the Southern District of New York entitled Enzo Biochem, Inc. et al. or Enzo, v. Amersham PLC, et al., or Amersham, filed in October 2002. By their complaint, plaintiffs allege that certain defendants (i) breached their distributorship agreements by selling certain products for commercial development (which they allege was not authorized), (ii) infringed plaintiffs’ patents through the sale and use of certain products, and (iii) are liable for unfair competition and tortious interference with contractual relations. We did not have a contractual relationship with plaintiffs, but we are alleged to have purchased the product at issue from one of the other defendants. We sold the business unit that was allegedly engaged in the unlawful conduct. As a result, there is no relevant injunctive relief to be sought from us. The complaint seeks damages in an undisclosed amount. Most of the fact discovery in the case has been taken, and a Markman hearing to construe the patent claims was conducted in early July 2005. On July 17, 2006, the Court ruled in our favor on the construction of the patents asserted against us, and the co-defendants, including us, moved for summary judgment on all claims against us in January 2007. A hearing on the defendants’ motions for summary judgment occurred on July 17-18, 2007, and the Court reserved ruling on the motions, taking them under advisement. Such matter has been delayed due to the death of the judge and the assignment of a new judge.

     In other litigation brought by Enzo against another defendant under the same patents asserted against the Company, a Connecticut Federal Court has invalidated the patents asserted there and asserted against the Company in the New York case. That decision was reversed in part by the Court of Appeals on March 26, 2010. The United States Supreme Court denied further review in June 2011. As a result of these developments, the Enzo v. Amersham case has been stayed pending the outcome of the Connecticut Federal Court case, which is scheduled for trial in early 2012.
     On April 11, 2011, a putative class action lawsuit was filed by a single plaintiff in the Superior Court of New Jersey Chancery Division, Mercer County (Docket No. C 000032 11) against us, LabCorp, Purchaser and individual members of our Board of Directors. This action, captioned Bruce Ballard v. Orchid Cellmark, et al., alleges that (i) individual members of our Board of Directors violated their fiduciary duties to our stockholders, including the duties of loyalty, care, candor, and good faith, and failed to maximize value for our stockholders by agreeing to the Merger Agreement, and (ii) we, LabCorp, and Purchaser aided and abetted the individual defendants in the breach of our and their respective fiduciary duties. The plaintiff seeks (i) to enjoin the acquisition of us by Purchaser and LabCorp or, in the alternative, to rescind the Merger Agreement to the extent already implemented, (ii) an order requiring our Board of Directors and LabCorp to disclose all material information related to the Merger Agreement, and (iii) monetary damages in an unspecified amount. We believe the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.
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
     On April 18, 2011, a putative class action lawsuit was filed by a single plaintiff in the Court of Chancery for the State of Delaware (Case No. 6389-VCN) against us, LabCorp, Purchaser, and individual members of our Board of Directors. The action, styled Gene Nannetti v. Thomas Balogna [sic], et al., alleges that (i) individual members of our Board of Directors violated their fiduciary duties of good faith, independence, and loyalty owed to our stockholders by (a) failing to maximize our value, (b) failing to properly value us, and (c) ignoring or not protecting against conflicts of interest resulting from their interrelationships or connections with the proposed sale of us, and (ii) we, LabCorp, and Purchaser aided and abetted the individual defendants in the breach of our and their respective fiduciary duties. The plaintiff seeks (i) to enjoin the acquisition of us by Purchaser and LabCorp or, in the alternative, to rescind the sale of us and award plaintiff rescissory damages, and (ii) an accounting of all profits and any special benefits allegedly improperly received by the defendants in an unspecified amount. We believe the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.
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
     On May 2, 2011, we received a copy of a complaint regarding a putative class action lawsuit that was filed on April 19, 2011 by a single plaintiff in the Superior Court of New Jersey, Chancery Division in Mercer County (Docket No. L-1083-11) against us, LabCorp, Purchaser, and individual members of our board of directors. The action, captioned Harrison Kletzel v. Orchid Cellmark Inc., et al., alleges that (i) individual members of our board of directors violated their fiduciary duties of good faith, loyalty, and due care owed to our stockholders by (a) failing to undertake an appropriate evaluation of the our worth as a merger candidate or in liquidation, (b) failing to engage in a meaningful auction process and (c) failing to act independently, and, (ii) we, LabCorp, and Purchaser aided and abetted the individual defendants in the breach of our and their respective fiduciary duties. The plaintiff seeks (i) to enjoin the acquisition of us by Purchaser and LabCorp, (ii) to enjoin the implementation of the deal protection devices in the Merger Agreement and deployment of our poison pill, (iii) to direct the individual defendants to exercise their fiduciary duties to maximize stockholder value in any proposed sale of us, (iv) to impose a constructive trust, in favor of the plaintiff and members of the proposed class, upon any benefits improperly received by defendants as a result of their wrongful conduct, and (v) monetary damages in an unspecified amount as well fees and costs, among other relief.
     On May 2, 2011, a putative class action lawsuit was filed by a single plaintiff in the United States District Court for the District of New Jersey against us, LabCorp, the Purchaser, and individual members of our Board of Directors (Docket No. 3:11-cv-02508-AET-LHG). The action, captioned Nicholas Tsatsis v. Orchid Cellmark, Inc., alleges that: (i) individual members of our Board of Directors violated their fiduciary duties of good faith and loyalty owed to our stockholders by failing to: (a) fully inform themselves of our market value, (b) act in the interests of equity owners and (c) maximize shareholder value; (ii) individual defendants breached their fiduciary duty through materially inadequate disclosures and material disclosure omissions; (iii) we and LabCorp aided and abetted the individual director’s breaches of fiduciary duty because LabCorp obtained sensitive non-public information concerning our operations and thus had the advantage to acquire us at an unfair price; and (iv) defendants violated section 14(e) of the Exchange Act by failing to provide adequate disclosures in the Solicitation/Recommendation Statement dated April 19, 2011, rendering it materially false and misleading. Plaintiff seeks: (i) to have the Merger Agreement declared unlawful and unenforceable; (ii) to enjoin the defendants from proceeding with the Merger Agreement or consummating the transaction unless and until we adopt and implement a procedure or process, such as an auction, to obtain the highest possible price for us; (iii) to rescind, to the extent already implemented, the Merger Agreement or any of the terms thereof; and (iv) monetary damages in an unspecified amount as well as costs, fees, and disbursements, among other relief. We believe the allegations described in the complaint are entirely without merit, and the defendants intend to vigorously defend such action.
     On May 4, 2011, we first learned that a putative class action lawsuit was filed on April 20, 2011 by a single plaintiff in the New Jersey Superior Court, Mercer County, Chancery Division against us, LabCorp, Purchaser, and individual members of our Board of Directors (Docket No. L-1099-11). The action, captioned Betty Greenberg v. Orchid Cellmark, Inc., et al., alleges that: (i) individual members of our Board of Directors violated their fiduciary duties of good faith and loyalty owed to our stockholders by failing to: (a) fully inform themselves of the our market value, (b) act in the interests of equity owners and (c) maximize stockholder value; and (ii) we and LabCorp aided and abetted the individual directors’ breaches of fiduciary duty. Plaintiff seeks: (i) to have the Merger Agreement declared unlawful and unenforceable; (ii) to enjoin the defendants from proceeding with the Merger Agreement or consummating the transactions unless and until we adopt and implement a procedure or process, such as an auction, to obtain the highest possible price for us; (iii) to rescind, to the extent already implemented, the Merger Agreement or any of the terms thereof; and (iv) monetary damages in an unspecified amount as well as costs, fees, disbursements, among other relief.
     On May 11, 2011, the Superior Court of New Jersey Chancery Division stayed the actions filed by the three shareholders in that court: Bruce Ballard v. Orchid Cellmark, et al. (Docket No. C 000032 11), Harrison Kletzel v. Orchid Cellmark Inc., et al., (Docket No. L-1083-11), and Betty Greenberg v. Orchid Cellmark, Inc., et al. (Docket No. L-1099-11), finding that the allegations were substantially similar to those made by the plaintiffs in the three actions filed in the Delaware Court of Chancery where a motion for preliminary injunction was scheduled for argument on May 12, 2011. Under principles of comity and fairness and in order to avoid duplicative litigation, the Superior Court of New Jersey Chancery Division ordered the three actions pending in that court be stayed until further order of the Court.

     On May 12, 2011, the Delaware Court of Chancery denied the motion for a preliminary injunction filed in the consolidated Silverberg, Nannetti, and Locke actions finding there was no reasonable likelihood of success on the plaintiffs’ claims for breach of fiduciary duty by the individual directors of our Board of Directors and thus no attendant likelihood of success on the plaintiffs’ claims for aiding and abetting a breach of fiduciary duty by us, LabCorp, and the Purchaser. On May 13, 2011, the plaintiffs in these actions filed a motion to appeal, on an expedited basis, the denial of their motion for a preliminary injunction. On May 16, 2011, the Supreme Court of the State of Delaware refused to allow the plaintiffs’ appeal.
     On May 12, 2011, a motion for preliminary injunction was filed in the United States District Court of New Jersey in Tsatsis v. Orchid Cellmark, Inc., (Docket No. 3:11-cv-02508-AET-LHG), seeking to enjoin the defendants from proceeding with the Merger Agreement or consummating the transaction as described above in paragraph seven of this Section (i) of Item 8. On May 13, 2011, the United States District Court of New Jersey denied the plaintiff’s request for an expedited hearing on the motion for a preliminary injunction. We and LabCorp opposed the request for a preliminary injunction and the defendants filed motions to dismiss the action for failure to state a claim. On June 24, 2011, the plaintiff filed a voluntary dismissal of this action, and on July 7, 2011, the Court entered that dismissal.
     We and LabCorp believe the allegations in each of the complaints described above are entirely without merit, and the defendants intend to vigorously defend each action. However, even a meritless lawsuit potentially may delay consummation of the transactions contemplated by the Merger Agreement, including the Offer and the Merger.
     Additionally, we may have certain other claims against us arising from the normal course of our business. The ultimate resolution of such matters, including those cases disclosed above, in the opinion of management, will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period.
Item 1A. RISK FACTORS
     There have not been any material changes to the risk factors disclosed under the heading “Risk Factors” appearing in Item 1A of the Annual Report, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4. [RESERVED.]
Item 5. OTHER INFORMATION
     Following the announcement in December 2010 by the UK’s Home Office to implement a wind down of the FSS, the Association of Chief Police Officers established a national program of work to manage and transition all forensics services from the FSS. Under this program, in July 2011, we were awarded a significant amount of new DNA and forensic casework from the East Midlands Region, the Eastern Region, the West Midlands Region and the North East Region. We are currently negotiating contracts with the applicable police forces and engaged in implementation discussions. The contracts are expected to have an initial two-year term with additional yearly renewal options for a maximum term of five years. It is anticipated that we will begin servicing this new work in the third quarter of 2011. In July 2011, we were also awarded two other forensic tenders in the UK, one of which was to retain work previously performed by us. The retained contract has a 32-month term, with annual reviews, and the option of two one-year extensions. The second award has a three-year term with a one-year extension. We estimate the incremental annual revenue from these awards will be approximately $8 million (at the current exchange rate).

Item 6. EXHIBITS
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger, dated April 5, 2011, by and among Laboratory Corporation of America Holdings, OCM Acquisition Corp., and the Company (filed as Exhibit 2.1).

2.2(2)	Amendment No. 1 to the Agreement and Plan of Merger dated April 5, 2011 by and among Laboratory Corporation of America Holdings, OCM Acquisition Corp., and the Company (filed as Exhibit (d)(4)).

4.1(1)	Second Amendment, dated April 5, 2011, to Rights Agreement, dated as of July 27, 2001, as amended on March 31, 2003, between the Company and American Stock Transfer & Trust Company, as rights agent (filed as Exhibit 4.1).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statement of Stockholders’ Equity and Comprehensive Income/Loss for the six months ended June 30, 2011 and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Company’s Current Report on Form 8-K as filed with the SEC on April 6, 2011 (File No. 000-30267).

(2)	Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, Amendment No. 6 to the Schedule TO of Laboratory Corporation of America Holdings and OCM Acquisition Corp. filed with the SEC on June 16, 2011 (File No. 005-59033).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID CELLMARK INC.

Date: August 15, 2011	By:	/s/ James F. Smith
James F. Smith
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)