Form 10-Q
period 2011-09-30
ORCHID CELLMARK INC
filed 2011-11-14
CIK 1107216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 11, 2011, the registrant had 30,143,043 shares of common stock outstanding.

ORCHID CELLMARK INC.

PART I – FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$5,478	$8,107
Available-for-sale securities	8,468	11,714
Accounts receivable, net	11,341	9,781
Inventory	2,006	1,836
Prepaids and other current assets	983	1,213

Total current assets	28,276	32,651
Fixed assets, net	6,223	5,791
Goodwill	9,405	9,396
Other intangibles, net	2,824	3,901
Other assets	771	774

Total assets	$47,499	$52,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,033	$3,282
Accrued expenses and other current liabilities	5,985	6,198
Deferred revenue	980	1,014

Total current liabilities	10,998	10,494
Other liabilities	174	216

Total liabilities	11,172	10,710

Commitments and contingencies

Stockholders’ equity:
Preferred stock; authorized 5,000,000 shares
Series A redeemable convertible preferred stock; $0.001 per share par value; designated 5 shares; no shares issued or outstanding	—	—
Series A junior participating preferred stock; $0.001 per share par value; designated 1,000,000 shares; no shares issued or outstanding	—	—
Common stock; $0.001 per share par value; authorized 150,000,000 shares; issued 30,143,043 at September 30, 2011 and 30,098,269 at December 31, 2010	30	30
Additional paid-in capital	374,420	373,860
Accumulated other comprehensive income	208	36
Treasury stock at cost, 163,259 common shares at September 30, 2011 and December 31, 2010	(1,587)	(1,587)
Accumulated deficit	(336,744)	(330,536)

Total stockholders’ equity	36,327	41,803

Total liabilities and stockholders’ equity	$47,499	$52,513

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and nine months ended September 30, 2011 and 2010

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Service revenues	$16,141	$17,279	$49,285	$47,079
Other revenues	8	13	15	27

Total revenues	16,149	17,292	49,300	47,106

Operating expenses:
Cost of service revenues	11,879	10,780	35,031	30,729
Research and development	335	344	1,017	1,232
Marketing and sales	1,455	1,525	4,568	4,301
General and administrative	3,288	3,502	13,071	10,631
Restructuring	—	538	—	1,502
Amortization of intangible assets	360	462	1,084	1,386

Total operating expenses	17,317	17,151	54,771	49,781

Operating income (loss)	(1,168)	141	(5,471)	(2,675)
Other income (expense)	(11)	58	149	113

Income (loss) before income tax expense	(1,179)	199	(5,322)	(2,562)
Income tax expense	151	864	886	1,723

Net loss	$(1,330)	$(665)	$(6,208)	$(4,285)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.21)	$(0.14)

Shares used in computing basic and diluted net loss per share	29,980	29,935	29,970	29,935

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(6,208)	$(4,285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	482	792
Depreciation and amortization	2,693	2,777
Provision for losses on accounts receivable	67	36
Gain on sale of assets	4	22
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,668)	(1,419)
Inventory	(170)	(269)
Prepaids and other assets	232	(161)
Accounts payable	752	396
Accrued expenses and other current liabilities, including restructuring	254	2,995
Deferred revenue	(34)	213
Income taxes payable	(467)	1,252
Other liabilities	(42)	21

Net cash (used in) provided by operating activities	(4,105)	2,370

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(9,404)
Maturities of available-for-sale securities	3,410	3,887
Capital expenditures	(2,025)	(2,096)

Net cash provided by (used in) investing activities	1,385	(7,613)

Cash flows from financing activities:
Proceeds from issuance of common stock	74	—

Net cash provided by financing activities	74	—

Effect of foreign currency translation on cash and cash equivalents	17	1,142

Net decrease in cash and cash equivalents	(2,629)	(4,101)
Cash and cash equivalents at beginning of period	8,107	8,600

Cash and cash equivalents at end of period	$5,478	$4,499

See accompanying notes to consolidated financial statements.

ORCHID CELLMARK INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

Nine months ended September 30, 2011

(In thousands)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Treasury Stock	Accumulated Deficit	Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Income/Loss			Stockholders’ Equity

Balance at January 1, 2011	30,098	$30	$373,860	$36	$(1,587)	$(330,536)	$41,803

Net loss	—	—	—	—	—	(6,208)	(6,208)

Gain on available-for-sale securities	—	—	—	1	—	—	1

Foreign currency translation adjustment	—	—	4	171	—	—	175

Comprehensive loss							(6,032)

Issuance of common stock from exercise of stock options	45	—	74	—	—	—	74

Stock-based compensation expense	—	—	482	—	—	—	482

Balance at September 30, 2011	30,143	$30	$374,420	$208	$(1,587)	$(336,744)	$36,327

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2011, as amended by Amendment No. 1 thereto, as filed with the SEC on April 29, 2011 (collectively, the “Annual Report”).

There have been no changes to the Company’s critical accounting policies as disclosed in the Annual Report.

(2) Net Loss per Share

Net loss per share is computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. During each period presented, the Company has certain options that have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are equal.

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

The following is a schedule of marketable securities at September 30, 2011 and December 31, 2010 (in thousands):

		Quoted Prices in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Observable Inputs (Level 3)
September 30, 2011 Available-for-sale securities	$8,468	$8,468	$—	$—

December 31, 2010 Available-for-sale securities	$11,714	$11,714	$—	$—

(4) Inventory

Inventory is comprised of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$1,542	$1,491
Work in progress	450	335
Finished goods	14	10

	$2,006	$1,836

Raw materials consist mainly of reagents, enzymes, chemicals and plates used in DNA testing. Work in progress consists mainly of casework not yet completed and DNA testing kits that are being processed. Finished goods consist mainly of DNA testing kits that have not yet been shipped.

(5) Goodwill and Other Intangible Assets

The following table sets forth the activity for goodwill during the nine months ended September 30, 2011 (in thousands):

Balance as of January 1, 2011	$9,396
Effect of foreign currency translation	9

Balance as of September 30, 2011	$9,405

Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value based test that compares the fair value of the asset to its carrying value.

The following table sets forth the Company’s other intangible assets at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011			December 31, 2010
	Cost (1)	Accumulated Amortization	Net	Cost (1)	Accumulated Amortization	Net
Customer list	$7,248	$(5,982)	$1,266	$7,238	$(5,823)	$1,415
Patents and know-how	4,899	(3,967)	932	4,898	(3,655)	1,243
Trademark/tradename	4,248	(3,738)	510	4,241	(3,467)	774
Base technology	6,010	(5,894)	116	6,006	(5,537)	469
Non-compete agreements	20	(20)	—	20	(20)	—

Totals	$22,425	$(19,601)	$2,824	$22,403	$(18,502)	$3,901

(1)	Cost includes the cumulative historical effect of foreign currency translation on intangible assets acquired in a prior business combination. This cumulative historical effect of foreign currency translation amounted to $161 thousand and $139 thousand as of September 30, 2011 and December 31, 2010, respectively.

Amortization expense associated with intangible assets was $360 thousand and $1.1 million, respectively, for the three and nine months ended September 30, 2011. Amortization expense associated with intangible assets was $462 thousand and $1.4 million, respectively, for the three and nine months ended September 30, 2010.

(6) Fixed Assets

Fixed assets are comprised of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Laboratory equipment	$13,611	$13,128
Leasehold improvements	8,978	8,086
Computers and software	5,424	5,120
Furniture and fixtures	1,810	1,947

	29,823	28,281
Less accumulated depreciation and amortization	(23,600)	(22,490)

	$6,223	$5,791

Depreciation expense associated with fixed assets was $520 thousand and $1.6 million, respectively, for the three and nine months ended September 30, 2011. Depreciation expense associated with fixed assets was $437 thousand and $1.4 million, respectively, for the three and nine months ended September 30, 2010.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
VAT and other taxes	$2,583	$2,747
Professional fees	318	313
Employee compensation	1,355	1,394
Restructuring	28	290
Facility related accruals	407	374
Other	1,294	1,080

	$5,985	$6,198

(8) Restructuring

The consolidation of the Company’s East Lansing, Michigan paternity testing operations into its Dayton, Ohio facility and the consolidation of its Nashville Combined DNA Index System (“CODIS”) testing operation into its Dallas, Texas facility were both substantially completed as of December 31, 2010. As such, no additional restructuring charges were incurred in the first nine months of 2011, as compared to $1.5 million of restructuring charges in the nine months ended September 30, 2010. The Company announced the planned East Lansing consolidation on October 20, 2009 and completed this consolidation during the quarter ended March 31, 2010. The Company announced the planned Nashville consolidation on January 14, 2010 and completed this consolidation during the quarter ended September 30, 2010. The expenses in 2010 related primarily to employee severance costs and facility closure costs.

The restructuring liability is included as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

As of September 30, 2011 and December 31, 2010, the Company had approximately $28 thousand and $290 thousand, respectively, in restructuring accruals outstanding that are related to severance and facility obligations.

A summary of the restructuring activity is as follows (in thousands):

Total

Restructuring liability as of December 31, 2010	$290
Cash payments in the nine months ended September 30, 2011	(262)

Restructuring liability as of September 30, 2011	$28

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

(10) Recently Issued Accounting Pronouncements

In June 2011, FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe its adoption of the new guidance in the first quarter of fiscal 2012 will have an impact on its consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. This guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

(11) Comprehensive Loss

Comprehensive income is comprised of net earnings, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the three months ended September 30, 2011 and 2010 was $1.9 million and $257 thousand, respectively, and total comprehensive loss for the nine months ended September 30, 2011 and 2010 was $6.0 million and $4.2 million, respectively. The difference from net loss for the three and nine months ended September 30, 2011 and 2010 consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss as reflected in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) includes cumulative foreign currency translation adjustments of $175 thousand and unrealized gain on available-for-sale securities of $1 thousand.

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

Unless extended as set forth in filings with the SEC, the tender offer is currently scheduled to expire at 5:00 p.m., New York City time, on Monday, November 14, 2011, after which time, if all conditions to the tender offer have been satisfied or waived, Purchaser will accept for payment all Shares validly tendered pursuant to the offer and not validly withdrawn. The Purchaser may extend the tender offer past this time in certain circumstances as required or permitted by the Merger Agreement, as amended, and applicable law. The tender offer has been repeatedly extended since it was first commenced in April 2011. If successful, the tender offer will be followed by the merger of Purchaser into the Company, with the Company being the surviving corporation and becoming a wholly owned subsidiary of LabCorp. In the merger, Shares not purchased in the tender offer (other than Shares held by stockholders who properly demand and perfect their appraisal rights under Delaware law) will be converted into the right to receive the same $2.80 per share cash payment, without interest, paid in the tender offer.

In addition, the Merger Agreement, as amended, includes termination provisions for both the Company and LabCorp and provides that, in connection with the termination of the Merger Agreement, as amended, under certain circumstances, the Company would be obligated to pay LabCorp a termination fee of $2.5 million and reimburse LabCorp for certain out-of-pocket expenses up to $0.5 million. The consummation of the tender offer and the merger are subject to conditions, including the Purchaser’s acquisition of a majority of the outstanding shares of the Company’s Common Stock on a fully-diluted basis and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”). Neither the tender offer nor the merger is subject to a financing condition. On May 17, 2011, both the Company and LabCorp received a request from the US Federal Trade Commission (the “FTC”) for additional information under the HSR, in connection with the tender offer. As a result, the waiting period under the HSR Act was extended. The Company and LabCorp are cooperating with the FTC’s requests for additional information. The Company can provide no assurance that these transactions will be completed. Pursuant to the terms of the Merger Agreement, as of November 15, 2011, either the Company or LabCorp may terminate the Merger Agreement and abandon the proposed transaction if the tender offer is not completed by such date as a result of the waiting period under the HSR Act not having expired or terminated by such date. Except where explicitly stated otherwise, information contained in this report does not take into account, or give any effect to, the impact of the proposed transactions with LabCorp. For additional details regarding the Merger Agreement, as amended, and the tender offer, please see the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2011, and the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 relating to the tender offer, including amendments on Schedule 14D-9/A, filed with the SEC.

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

On October 5, 2009, the Federal trial Court entered an Opinion and Order approving another Settlement, Plan of Allocation, and Settlement Class Certification. A number of appeals had been filed with respect to that Opinion and Order. Some appeals have been withdrawn or dismissed, and there remains only one unresolved appeal with regard to the Opinion and Order, in a case unrelated to the Company.

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

In other litigation brought by Enzo against another defendant under the same patents asserted against the Company, a Connecticut Federal Court has invalidated the patents asserted there and asserted against the Company in the New York case. That decision was reversed in part by the Court of Appeals on March 26, 2010. The United States Supreme Court denied further review in June 2011. As a result of these developments, the Enzo v. Amersham case had been stayed pending the outcome of the Connecticut Federal Court case, which is scheduled for trial in early 2012.

In August 2011, the New York Federal Court judge lifted the stay in the New York case, and the co-defendants, including the Company, moved again for summary judgment on all patent-related claims against us. A hearing on the defendants’ motions for summary judgment had yet to be scheduled.

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

(14) Subsequent Events

In accordance with ASC 855-10, Subsequent Events, the Company has evaluated subsequent events through the date the accompanying consolidated financial statements were issued and no such events warrant disclosure in these notes.

For information concerning the Merger Agreement, as amended, with LabCorp, see Note 12 – Agreement and Plan of Merger above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with our unaudited Consolidated Financial Statements and related unaudited Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statement and related Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, or the Annual Report.

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

Our operations in the UK accounted for 65% and 66% of our total revenues for the three months ended September 30, 2011 and 2010, respectively, and for 65% and 63% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. In 2007, UK police forces commenced soliciting competitive bids for all forensic testing services in a series of regional tenders. In February 2008, we were awarded, overall, a significant portion of the service packages we bid on in the North West/South West and Wales regional tender. We were awarded work from nine of the fourteen police forces that participated in this tender. Under the terms of the award, we are providing forensic services, including DNA testing of database crime scene samples, forensic casework and database testing services under the UK’s Police and Criminal Evidence Act, or PACE, for multiple police forces that collectively tendered their work. In August 2010, such contracts were extended for a two-year term ending in 2013. In September 2010, we commenced work for five additional UK police forces in the East Midlands region under three-year contracts awarded under the National Forensic Procurement Project. Under the terms of the award, we are conducting DNA analysis of crime scene samples for submission to the UK’s National DNA Database. Following the announcement in December 2010 by the UK’s Home Office to implement a wind down of the Forensic Science Service, or the FSS, the Association of Chief Police Officers, working with the National Police Improvement Agency, established a national program, involving an acceleration of the ongoing regional tendering process, to manage and transition all forensics services from the FSS to other service providers by March 2012. Under this program, in July 2011, we were awarded a significant amount of new PACE, DNA and forensic casework from the East Midlands Region, the Eastern Region and the West Midlands Region. The contracts for this work have an initial two-year term with varying additional yearly renewal options from two to seven years. We have completed the transition of this new work in the third quarter of 2011. During July and August 2011, we were awarded three new forensic tenders in the UK. The first award has a three-year term with a one-year extension. The second award has a one-year term with up to four one-year extensions. Transition of work under these two contracts has been completed. The third award involves the supply of a significant amount of forensic casework services to the

Metropolitan Police, and we are currently engaged in implementation discussions and contract finalization. The contract for this work will be for two years with two one-year extensions. We estimate the incremental annual revenue from these new awards will be approximately $12 million (at the current exchange rate). In the third quarter of 2011, we were also awarded a forensic tender to retain work previously performed by us. This retained contract has a 32-month term, with annual reviews, and the option of two one-year extensions.

Our operations in the US accounted for 35% and 34% of our total revenues for the three months ended September 30, 2011 and 2010, respectively, and for 35% and 37% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. We continue to experience price competition in our forensics and paternity testing businesses. We are focused on improving our operational execution to increase throughput in our laboratories and lower aggregate operating costs. In particular, in our forensics business we have reduced our sample processing time and decreased the number of Combined DNA Index System, or CODIS, samples that need to be retested. In October 2009, we announced a consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility, which we completed during the quarter ended March 31, 2010. In January 2010, we announced a planned consolidation of our Nashville, Tennessee forensic DNA testing facility into our Dallas, Texas facility, which we completed in the quarter ended September 30, 2010. We achieved these consolidations within the time frames and range of costs previously disclosed and our operating costs have been favorably impacted by the consolidation of these testing facilities. We currently are focused on achieving continued operational efficiencies, cost reductions and increased scalability from these consolidations.

Proposed Acquisition by Laboratory Corporation of America Holdings

On April 5, 2011, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Laboratory Corporation of America Holdings, or LabCorp, and OCM Acquisition Corp., a wholly owned subsidiary of LabCorp, or the Purchaser, pursuant to which LabCorp will acquire us in a two-step transaction. Pursuant to the Merger Agreement, and subject to its terms and conditions, on April 19, 2011, Purchaser commenced a cash tender offer to purchase all outstanding shares of our Common Stock, including, to the extent outstanding, the Rights issued under the Rights Agreement, dated July 27, 2001, as amended, between us and American Stock Transfer & Trust Company, as rights agent, at a purchase price of $2.80 per share, net to the seller in cash, without interest thereon and subject to any required tax withholding. At the close of business on May 16, 2011, the Rights Agreement and the Rights expired pursuant to their terms. As a result, the Rights are no longer outstanding and the Purchaser’s tender offer is only for the outstanding shares of Common Stock. On June 15, 2011, we, LabCorp and the Purchaser entered into Amendment No. 1 to the Merger Agreement to amend the Merger Agreement to allow for extensions of the Purchaser’s tender offer of one or more successive periods of not more than 30 calendar days each under Sections 1.1(e)(i) and 1.1(e)(ii) of the Merger Agreement

Unless extended as set forth in filings with the Securities and Exchange Commission, or SEC, the tender offer is currently scheduled to expire at 5:00 p.m., New York City time, on Monday, November 14, 2011, after which time, if all conditions to the tender offer have been satisfied or waived, Purchaser will accept for payment all shares of our Common Stock validly tendered pursuant to the offer and not validly withdrawn. The Purchaser may extend the tender offer past this time in certain circumstances as required or permitted by the Merger Agreement, as amended, and applicable law. The tender offer has been repeatedly extended since it was first commenced in April 2011. If successful, the tender offer will be followed by the merger of Purchaser into us, with our company being the surviving corporation and becoming a wholly owned subsidiary of LabCorp. In the merger, shares of our Common Stock not purchased in the tender offer (other than shares of our Common Stock held by stockholders who properly demand and perfect their appraisal rights under Delaware law) will be converted into the right to receive the same $2.80 per share cash payment, without interest, paid in the tender offer.

In addition, the Merger Agreement, as amended, includes termination provisions for both us and LabCorp and provides that, in connection with the termination of the Merger Agreement, as amended, under certain circumstances, we would be obligated to pay LabCorp a termination fee of $2.5 million and reimburse LabCorp for certain out-of-pocket expenses up to $0.5 million. The consummation of the tender offer and the merger are subject to conditions, including the Purchaser’s acquisition of a majority of the outstanding shares of our Common Stock on a fully-diluted basis and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, or the HSR Act. Neither the tender offer nor the merger is subject to a financing condition. On May 17, 2011, both we and LabCorp received a request from the US Federal Trade Commission, or FTC, for additional information under the HSR Act, in connection with the tender offer. As a result, the waiting period under the HSR Act was extended. We and LabCorp are cooperating with the FTC’s requests for additional information. We can provide no assurance that these transactions will be completed. Pursuant to the Merger Agreement, as of November 15, 2011, either we or LabCorp may terminate the Merger Agreement and abandon the proposed transaction if the tender offer is not completed by such date as a result of the waiting period under the HSR Act not having expired or terminated by such date. Except where explicitly stated otherwise, information contained in this report does not take into account, or give any effect to, the impact of the proposed transactions with LabCorp. For additional details regarding the Merger Agreement, as amended, and the tender offer, please see our Current Report on Form 8-K, filed with the SEC, or the SEC, on April 6, 2011, and our Solicitation/Recommendation Statement on Schedule 14D-9 relating to the tender offer, including amendments on Schedule 14D-9/A, filed with the SEC.

Operating Highlights

Our revenues are predominately generated from DNA testing services provided to our customers. Our costs and expenses include costs of service revenues, research and development expenses, marketing and sales expenses, general and administrative expenses, amortization expense and other income and expense, as well as restructuring and income tax expenses. Costs of service revenues consist primarily of salaries and related personnel costs, laboratory supplies, fees paid for the collection of samples, depreciation and facility expenses. Research and development expenses consist primarily of salaries and related costs, laboratory supplies and other expenses related to the design, development, testing and enhancement of our services. Marketing and sales expenses consist of salaries and benefits for marketing and sales personnel within our organization and all related costs of selling and marketing our services. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees including legal expenses, insurance and other corporate expenses.

For the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, total revenues decreased by approximately 7%, while gross margin, as percentage of service revenues, decreased to 26% from 38%. For the three months ended September 30, 2011 as compared to the same period in 2010, our UK revenues decreased by approximately 8%, as measured in US dollars, primarily as a result of decreased forensics revenues, as well as a decrease in immigration revenues, offset, in part, by increased revenues for agricultural testing and paternity testing. For the three months ended September 30, 2011, as compared to the same period in 2010, our UK revenues were favorably impacted by approximately 4% as a result of the exchange rate movement of the British pound as compared to the US dollar. For the three months ended September 30, 2011, as compared to the same period in 2010, our US revenues decreased by approximately 4%, primarily as a result of a decrease in paternity testing revenues, as well as a decrease in other forensic revenues, partially offset by an increase in revenues from CODIS testing and forensic casework. Gross margin, as a percentage of service revenue decreased primarily as a result of price decreases in our UK-based business, lower volumes in our US paternity operations and higher UK costs. For the three months ended September 30, 2011, our operating expenses, other than cost of service revenues, decreased by approximately 15% as compared to the same period in 2010, primarily as a result of decreased restructuring expenses and decreased general and administrative expenses.

For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, total revenues increased by approximately 5%, and gross margin, as percentage of service revenues, decreased to approximately 29% from 35%. For the nine months ended September 30, 2011 as compared to the same period in 2010, our UK revenues increased by approximately 8%, as measured in US dollars, primarily as a result of increased forensics revenues due to increased volume, as well as increased agriculture and paternity revenues, offset, in part, by a decrease in immigration revenues. For the nine months ended September 30, 2011, as compared to the same period in 2010, our UK revenues were favorably impacted by approximately 5% as a result of the exchange rate movement of the British pound as compared to the US dollar. For the nine months ended September 30, 2011, as compared to the same period in 2010, our US revenues decreased by approximately 2%, primarily as a result of a decrease in paternity testing services, as well as a decrease in other forensic revenues, partially offset by an increase in CODIS testing revenues. Gross margin, as a percentage of service revenue decreased primarily as a result of price decreases in both our UK and US-based businesses. For the nine months ended September 30, 2011, our operating expenses, other than cost of service revenues, increased by approximately 4% as compared to the same period in 2010, primarily as a result of increased general and administrative expenses primarily related to legal and professional fees incurred in connection with the negotiation and execution of the Merger Agreement, as amended, and related transaction costs. This increase was partially offset by decreased restructuring expenses, as well as decreased research and development expenses.

RESULTS OF OPERATIONS

The following table sets forth a quarter-over-quarter comparison of the components of our net loss for the three months ended September 30, 2011 and 2010:

	(In thousands)			% Change
	2011	2010	$ Change

Total revenues	$16,149	$17,292	(1,143)	(7)
Cost of service revenues	11,879	10,780	1,099	10
Research and development	335	344	(9)	(3)
Marketing and sales	1,455	1,525	(70)	(5)
General and administrative	3,288	3,502	(214)	(6)
Restructuring	—	538	(538)	(100)
Amortization of intangible assets	360	462	(102)	(22)
Other income (expense)	(11)	58	(69)	>(100)
Income tax expense	151	864	(713)	(83)
Net loss	(1,330)	(665)	(665)	100

Revenues

Total revenues for the three months ended September 30, 2011 of $16.1 million represented a decrease of $1.2 million, or approximately 7%, as compared to revenues of $17.3 million for the comparable period in 2010.

Revenues from our UK-based testing services of $10.6 million for the three months ended September 30, 2011 decreased by $927 thousand, or approximately 8%, as compared to $11.5 million for the comparable period in 2010. For the three months ended September 30, 2011, as compared to the same period in 2010, our UK revenues were favorably impacted by approximately 4% as a result of the exchange rate movement of the British pound as compared to the US dollar. Our UK-based revenue decrease was driven by a decrease in forensics revenues due to decreased pricing, as well as a decrease in our immigration revenues, offset, in part, by increases in our agriculture and paternity revenues.

Our US service revenues for the three months ended September 30, 2011 of $5.6 million decreased by approximately 4%, as compared to $5.8 million for the same period in 2010. For the three months ended September 30, 2011, our US revenues were primarily impacted by decreases in our government paternity and private paternity testing services, as well as a decrease in other forensic revenues which consist of expert testimony and sample accessioning. These decreases were partially offset by increases in revenues from testing services involving DNA profile uploads into the CODIS and individual state databases, as well as an increase in revenues derived from our forensic casework business.

Cost of Service Revenues

Cost of service revenues were $11.9 million, or approximately 74% of service revenues, for the three months ended September 30, 2011, compared to $10.8 million, or approximately 62% of service revenues, for three months ended September 30, 2010. For three months ended September 30, 2011, as compared to the same period in 2010, our UK cost of service revenues were unfavorably impacted by approximately 4% as a result of the exchange rate movement of the British pound as compared to the US dollar. Cost of service revenues for the three months ended September 30, 2011, as compared to the same period in 2010, increased due to higher personnel and lab supplies in our UK operations. Our gross margin percentage decreased by eleven percentage points for the three months ended September 30, 2011 as compared to the same period in 2010 primarily as a result of price decreases in our UK forensic and paternity operations and increased UK cost of service revenue.

Research and Development

Research and development expenses for the three months ended September 30, 2011 and 2010 were $335 thousand and $344 thousand, respectively.

Marketing and Sales

Marketing and sales expenses for the three months ended September 30, 2011 and 2010 were $1.5 million and $1.5 million, respectively.

General and Administrative

General and administrative expenses for the three months ended September 30, 2011 and 2010 were $3.3 million and $3.5 million, respectively. The decrease in general and administrative expenses is primarily due to decreased compensation expense and other professional fees, partially offset by higher legal fees. The increase in legal fees of approximately $305 thousand, was incurred in connection with the negotiation and execution of the Merger Agreement, as amended, defending the securities derivative lawsuits filed against us in connection with the proposed acquisition, and cooperating with the FTC to obtain clearance of the proposed acquisition under the HSR Act. We expect general and administrative costs to continue to be significant over the next few months as a result of the costs related to the proposed acquisition of us by LabCorp.

Restructuring

During the three months ended September 30, 2011, we did not recognize any restructuring expenses related to the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility and the consolidation of our Nashville, Tennessee testing operation into our Dallas, Texas facility, as compared to $538 thousand of restructuring expenses recognized in the three months ended September 30, 2010. We announced the planned East Lansing consolidation on October 20, 2009 and substantially completed this consolidation during the quarter ended March 31, 2010. We announced the planned Nashville consolidation on January 14, 2010, and substantially completed this consolidation during the quarter ended September 30, 2010.

Amortization of Intangible Assets

During the three months ended September 30, 2011 and 2010, we recorded $360 thousand and $462 thousand of amortization expense, respectively.

Income Tax Expense

During the three months ended September 30, 2011 and 2010, we recorded income tax expense of $151 thousand and $864 thousand, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the three months ended September 30, 2011, we reported a net loss of $1.3 million, which represents an increase of $665 thousand compared to a net loss of $665 thousand for the three months ended September 30, 2010.

The following table sets forth a comparison of the components of our net loss for the nine months ended September 30, 2011 and 2010:

	(In thousands)			% Change
	2011	2010	$ Change

Total revenues	$49,300	$47,106	2,194	5
Cost of service revenues	35,031	30,729	4,302	14
Research and development	1,017	1,232	(215)	(17)
Marketing and sales	4,568	4,301	267	6
General and administrative	13,071	10,631	2,440	23
Restructuring	—	1,502	(1,502)	(100)
Amortization of intangible assets	1,084	1,386	(302)	(22)
Other income	149	113	36	32
Income tax expense	886	1,723	(837)	(49)
Net loss	(6,208)	(4,285)	(1,923)	45

Revenues

Total revenues for the nine months ended September 30, 2011 of $49.3 million represented an increase of $2.2 million, or approximately 5%, as compared to revenues of $47.1 million for the same period in 2010.

Revenues from our UK-based testing services of $32.0 million for the nine months ended September 30, 2011 increased by $2.5 million, or approximately 8%, as compared to $29.5 million for the same period in 2010. For the nine months ended September 30, 2011, as compared to the same period in 2010, our UK revenues were favorably impacted by approximately 5% as a result of the exchange rate movement of the British pound as compared to the US dollar. Our UK-based revenue increase was driven by an increase in forensics revenues, as well as increases in our paternity and agriculture businesses, offset, in part, by a decrease in immigration revenues due to lower prices.

Our US service revenues for the nine months ended September 30, 2011 of $17.3 million decreased by approximately 2%, as compared to $17.6 million for the same period in 2010. For the nine months ended September 30, 2011, our US revenues were impacted by a decrease in revenues from government paternity testing services, as well as a decrease in other forensic revenues which consist of expert testimony and sample accessioning. These decreases were partially offset by an increase in testing services involving DNA profile uploads into the CODIS and individual state databases.

During the nine months ended September 30, 2011 and 2010, we recognized $15 thousand and $27 thousand, respectively, in other revenues, specifically license revenues.

Cost of Service Revenues

Cost of service revenues were $35 million, or approximately 71% of service revenues, for the nine months ended September 30, 2011, compared to $30.8 million, or approximately 65% of service revenues, for nine months ended September 30, 2010. For nine months ended September 30, 2011, as compared to the same period in 2010, our UK cost of service revenues were unfavorably impacted by approximately 5% as a result of the exchange rate movement of the British pound as compared to the US dollar. Cost of service revenues for the nine months ended September 30, 2011, as compared to the comparable period in 2010, increased due to higher personnel and lab supplies in our UK operations. Our gross margin percentage decreased by six percentage points for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily as a result of price decreases in our UK and US-based businesses and increased UK cost of service revenue.

Research and Development

Research and development expenses for the nine months ended September 30, 2011 and 2010 were $1.0 million and $1.2 million, respectively. The greater expenses incurred in the 2010 period were primarily due to costs incurred in the 2010 period associated with the establishment of a CODIS laboratory at our Dallas, Texas testing facility.

Marketing and Sales

Marketing and sales expenses for the nine months ended September 30, 2011 and 2010 were $4.6 million and $4.3 million, respectively. The increase in marketing and sales expenses in 2011 was due to increased program costs and increased customer service expenses in the UK.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2011 and 2010 were $13.1 million and $10.6 million, respectively. The increase in general and administrative expenses in 2011 was primarily due to the $750 thousand to settle the litigation with Genetic Technologies Limited in the first quarter of 2011, as well as increased legal and professional fees, including approximately $1.6 million in legal fees incurred in connection with the negotiation and execution of the Merger Agreement, as amended, defending the securities derivative lawsuits filed against us in connection with the proposed acquisition, and cooperating with the FTC to obtain clearance of the proposed acquisition under the HSR Act.

Restructuring

During the nine months ended September 30, 2011, we did not recognize any restructuring expenses related to the consolidation of our East Lansing, Michigan paternity testing operations into our Dayton, Ohio facility and the consolidation of our Nashville, Tennessee testing operation into our Dallas, Texas facility, as compared to $1.5 million of restructuring expenses recognized in the nine months ended September 30, 2010.

Amortization of Intangible Assets

During the nine months ended September 30, 2011 and 2010, we recorded $1.1 million and $1.4 million of amortization expense, respectively.

Income Tax Expense

During the nine months ended September 30, 2011 and 2010, we recorded income tax expense of $886 thousand and $1.7 million, respectively, primarily related to our UK business. No tax benefit was recorded relating to our US business’ losses as management deemed that it was not likely that such tax benefit would be realized.

Net Loss

For the nine months ended September 30, 2011, we reported a net loss of $6.2 million, which represents an increase of $1.9 million compared to a net loss of $4.3 million for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had $13.9 million in cash, cash equivalents and available-for-sale securities, as compared to $19.8 million as of December 31, 2010. Working capital decreased to $17.3 million at September 30, 2011 from $22.2 million at December 31, 2010. The decrease in cash was primarily a result of the increased net loss incurred during the first nine months of 2011, as well as an increase in our accounts receivable in the first nine months of 2011.

Sources of Liquidity

Our primary sources of liquidity have been issuances of our securities and other capital raising activities.

The following table sets forth a comparison of the components of our liquidity and capital resources for the nine months ended September 30, 2011 and 2010:

	(In thousands)			% Change
	2011	2010	$ Change
Cash provided by (used) in:
Operating activities	$(4,105)	$2,370	$(6,475)	>(100)
Investing activities	1,385	(7,613)	8,998	>100
Financing activities	74	—	74	100

Net cash used in operations for the nine months ended September 30, 2011 was $4.1 million, compared with net cash provided by operations of $2.4 million for the comparable period in the prior year. The change in operating cash flows was mainly a result of the increased net loss as well as increased accounts receivable in the first nine months of 2011. Investing activities during the nine months ended September 30, 2011 consisted of the maturity of available-for-sale securities and investing activities during the nine months ended September 30, 2010 consisted of the purchase of available-for-sale securities, as well as capital expenditures. Financing activities during the nine months ended September 30, 2011 consisted of stock options exercised.

Expected Uses of Liquidity in 2011

Throughout 2011, we plan to continue making investments in our business. We expect the following to be significant uses of liquidity: cost of service revenues, salaries and related personnel costs, laboratory supplies, fees for the collection of samples, facility expenses, marketing expenses and general and administrative costs, including any increases thereto resulting from our proposed acquisition by LabCorp, the related litigation and our efforts to obtain clearance of the proposed acquisition under the HSR Act. Actual expenditures may vary substantially from our estimates. We expect to make capital expenditures related to the expansion of our UK facilities in Abingdon and Chorley. In addition, we may make additional investments in future acquisitions of businesses or technologies which would increase our capital expenditures.

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

Commitments and Contingencies

There were no material changes during the nine months ended September 30, 2011 to our contractual obligations and commercial commitments as reported in the Annual Report.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There were no changes during the nine months ended September 30, 2011 to our critical accounting policies as reported in the Annual Report.

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

In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. This guidance is not expected to have a material effect on our financial condition or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk is principally confined to our cash equivalents and available-for-sale securities, which are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of September 30, 2011, we had no short-term or long-term debt obligations.

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

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of September 30, 2011, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded as of September 30, 2011 that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	our belief that the US and UK are two of the largest existing markets for DNA testing services;

•	our belief that our existing cash on hand will be sufficient to fund our operations at least through the next twelve months;

•

our belief that litigation claims arising against us from the normal course of business will not have a material effect on our financial position and liquidity, but could have a material impact on our results of operations for any reporting period;

•	our plan to continue to make investments in our business;

•	our expectation about our significant uses of liquidity;

•	our estimate that the incremental annual revenue from the three new forensic awards in the UK will be approximately $12 million (at the current exchange rate);

•

our belief that the allegations described in the putative class action lawsuits filed in connection with the Merger Agreement, as amended, are entirely without merit, and that the defendants intend to vigorously defend each action;

•

our expectation that general and administrative costs will increase over the next few months as a result of the increase in costs related to the proposed acquisition of us by LabCorp, including defending the securities derivative lawsuits filed against us in connection with the proposed acquisition and cooperating with the FTC to obtain clearance of the proposed acquisition under the HSR Act;

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

On October 5, 2009, the Federal trial Court entered an Opinion and Order approving another Settlement, Plan of Allocation, and Settlement Class Certification. A number of appeals had been filed with respect to that Opinion and Order. Some appeals have been withdrawn or dismissed, and there remains only one unresolved appeal with regard to the Opinion and Order, in a case unrelated to us.

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

In other litigation brought by Enzo against another defendant under the same patents asserted against the Company, a Connecticut Federal Court has invalidated the patents asserted there and asserted against the Company in the New York case. That decision was reversed in part by the Court of Appeals on March 26, 2010. The United States Supreme Court denied further review in June 2011. As a result of these developments, the Enzo v. Amersham case had been stayed pending the outcome of the Connecticut Federal Court case, which is scheduled for trial in early 2012.

In August 2011, the New York Federal Court judge lifted the stay in the New York case, and the co-defendants, including us, moved again for summary judgment on all patent-related claims against us. A hearing on the defendants’ motions for summary judgment had yet to be scheduled.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. [RESERVED.]

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statement of Stockholders’ Equity and Comprehensive Income/Loss for the nine months ended September 30, 2011 and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHID CELLMARK INC.

Date: November 14, 2011	By:	/s/ James F. Smith
James F. Smith
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)